Form 10-K
period 1995-01-29
PCA INTERNATIONAL INC
filed 1995-04-26
CIK 76791

Form 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 29, 1995_Commission File Number 0-8550



                           PCA INTERNATIONAL, INC.


             (Exact name of registrant as specified in its charter)


North Carolina                                           56-0888429
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                            815 Matthews-Mint Hill Road
                          Matthews, North Carolina 28105
                (Address of principal executive offices)(Zip Code)

            Registrant's telephone number, including area code (704) 847-8011



               Securities Registered Pursuant to Section 12(b) of the Act:
                                          None

                Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.20 par value per share
                                     (Title of Class)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X      No_____

	Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   [ ]

	At March 31, 1995, there were 8,109,771 shares of the registrant's Common Stock outstanding; the aggregate market value of such Common Stock (based on the closing price on the over-the-counter National Association of Securities Dealers National Market System) held by non-affiliates was approximately $81,584,296.

                     Documents Incorporated by Reference
	The information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed not later than 120 days after the end of the registrant's fiscal year 1994.

                           	PART I

                           ITEM 1.  BUSINESS


GENERAL DEVELOPMENT

	THE COMPANY. PCA International, Inc. (the "Company") is a holding company engaged through its subsidiaries in the sale of photographic color portraits of children, adults, and families. The Company's business is operated in two divisions: the Kmart Store Division that focuses on the children's preschool portrait market and operates through permanent portrait studios in Kmart stores; and the Institutional Division that focuses on the adult and family portrait market through promotions organized primarily with church congregations. The Company operates in the United States, Canada, Mexico, Puerto Rico, and the Virgin Islands. Executive offices and film developing and portrait processing facility are located in Matthews, North Carolina. The Company was organized as a North Carolina corporation in 1967 and has been in business since 1967.

	The Company's 1994, 1993, and 1992 fiscal years constitute the 52-week periods ending January 29, 1995; January 30, 1994; and January 31, 1993, respectively.

	DIGITAL IMAGING SYSTEM AND CAPITAL EXPENDITURES. During fiscal year 1994, the Company spent approximately $14.7 million in capital expenditures principally to convert the remaining 672 of its existing permanent Kmart studios not converted in 1993 to the Company's new Digital Imaging System and to open 136 new permanent studios in Kmart stores. The capital expenditures to convert all of our permanent studios to the new Digital Imaging System totaled approximately $16 million over a two-year period.

	PHASE OUT OF TRAVELING KMART STUDIOS. During fiscal year 1994, the Company completed the planned phase out of traveling photography in temporary studios in Kmart stores. Most of the equipment and employees used in the traveling business were transferred to permanent Kmart studios. There was no material cost associated with the phase out of the traveling business. Sales from the traveling business accounted for 2%, 16%, and 29%, respectively, of the Company's sales during fiscal years 1994, 1993, and 1992.

INDUSTRY SEGMENT

	The Company operates in the portrait photography industry and photographs, processes and sells photographic portraits. Within the industry, the Company services the children's preschool market through its Kmart Store Division and the adult and family markets through the Institutional Division.

KMART STORE DIVISION

	DESCRIPTION. The Kmart Store Division operates exclusively in permanent portrait studios in Kmart stores and primarily services the children's preschool portrait market. The Company operates in the Kmart stores under an Exclusive License Agreement with Kmart Corporation. Kmart receives a commission from the Company based on a percentage of sales from the permanent studio in each store. The Kmart Store Division contributed 95.1% of the Company's revenue in fiscal year 1994, 95.6% in 1993, and 94.0% in 1992.

	The typical permanent studio is approximately 200 square feet, consisting of a reception area, a camera room, and a portrait viewing and sales area. Generally, the permanent studio is staffed by one employee who performs both the photography and sales functions. At the end of fiscal year 1994, the Company operated 1,417 permanent Kmart store studios, an increase of 136 from 1993. The Company has 92 permanent studios in Canada, an increase of 13 from 1993. In 1994, the Company opened its first 2 permanent studios in Kmart stores in Mexico. For fiscal year 1995, the Company expects to open 50 new studios in Kmart Stores.

	The Company operates its permanent studios and advertises for them under the Kmart name. Customers are attracted to the studios through a variety of advertising methods including in-store, point-of-sale merchandising, television and newspaper advertising, and direct mail to prior and prospective customers. The Company seeks to maintain an advertising presence throughout the year in all geographic markets where the Company operates permanent studios. As a Kmart licensee, the Company is able to place its media advertising under the Kmart name at rates that are lower than those the Company could independently obtain.

	DIGITAL IMAGING SYSTEM. The Company has developed a proprietary Digital Imaging System that allows the customer to view a digital proof of each pose on a high-resolution video monitor as the photographer takes the portraits. Immediately after the photography session, customers are able to customize their portrait purchase, choosing the poses and size and number of portraits they wish to purchase. The customer then returns to the studio approximately three weeks later to pick up the finished portraits. The increased flexibility and choice provided to customers by the Digital Imaging System have improved customer satisfaction and increased average purchases. The Digital Imaging System also has increased production efficiencies and reduced waste because it is integrated with the Company's computerized production system and the Company only prints portraits actually purchased by the customer.

INSTITUTIONAL DIVISION

	The Institutional Division contracts primarily with church congregations to photograph and sell individual and family group portraits of the congregation members. The Company does not pay commissions to the hosting institution, but provides a free photo directory to all members who agree to be photographed. The finished portraits are sent to the church approximately three weeks after the photography session for pick up by the congregation members.

	During fiscal year 1994, the Institutional Division operated approximately 27 portable camera units each week. The Company does not expect the number of portable units in service to change significantly during 1995.

PROCESSING

	The Company processes the film from both the Kmart Store Division and Institutional Division at its finishing laboratory in Matthews, North Carolina. The finishing laboratory has adequate capacity to meet the Company's processing needs for the foreseeable future.

	The Digital Imaging System is integrated with the Company's computerized production system. With the digital system, the Company only produces portraits which the customer has purchased. Before the Digital Imaging System, the Company would produce portraits speculatively to sell to the customer. With the integrated digital system, there are substantially lower production costs. The Company believes that this integrated system is unique in the portrait photography industry.

SOURCES AND AVAILABILITY OF SUPPLIES

	The Agfa Division of Bayer Corporation is the Company's primary supplier of photographic film, paper, and processing chemicals. The Company renewed its supply contract with Agfa in 1994 after receiving competitive bids from other suppliers. The Company has not had significant difficulty obtaining photographic supplies. The Company builds its own cameras and has an adequate supply of cameras and camera components.

	The Company has not found it necessary to carry significant amounts of inventory to assure itself of a continuous allotment of raw materials. The Company's receivables from licensors and customers are due within the cycle of payments to suppliers.

	The computer and video equipment used by the Company in the Digital Imaging System consists of standard components that are readily available from multiple suppliers.

LICENSES, TRADEMARKS, AND PATENTS

	The Company is party to an Exclusive License Agreement with Kmart Corporation that allows the Company to operate its permanent studios in Kmart stores under the Kmart name in exchange for a commission from the Company based on a percentage of sales from the permanent studio in each store. The Company has continuously maintained its business relationship with Kmart for more than 27 years. The Exclusive License Agreement was revised and renewed on July 1, 1994.
The license is for the period through January 31, 1997 and may be terminated by either party upon 60 days' notice. The loss of the license to do business in Kmart stores would have a materially adverse effect on the Company; however, because of its long-standing relationship with Kmart and the mutual benefits to both parties from the license agreement, the Company does not expect or foresee any material change in its relationship with Kmart.

	The Company owns certain other patents, trademarks, and licenses that it does not believe are material to its business.

SEASONALITY

	Because of the retail nature of its services and its locations in Kmart stores, the Company's business is very seasonal. The Christmas season accounts for the majority of the Company's sales and earnings, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual revenues and more than three-fourths of the Company's annual earnings. The fourth fiscal quarters of 1994, 1993, and 1992 accounted for approximately 31.2%, 35.0%, and 38.4%, respectively, of sales, and 79.3%, 92.5%, and
81.3%, respectively, of earnings for those years.

COMPETITION

	The children's preschool portrait market is highly competitive and no one firm dominates the United States market. The market comprises several large competitors, including the Company, operating in multiple locations, and numerous smaller entities operating in only one or a few locations. The Company believes that it is one of the largest retailers, measured by annual sales, in the children's preschool portrait market.

	Competition for the Company's products, especially in the children's preschool portrait market, centers on the quantity and quality of the portrait packages relative to the price charged. Other competitive factors include the quality of service, convenience of the studio to the customer, and the availability and benefits of the Digital Imaging Technology. The major competitors in the market seek to attract new customers through advertised low-price portrait packages and the benefits of the new digital technology. The Company believes that the quality of its portraits and service, which is enhanced by the Digital Imaging System, is an important factor in obtaining repeat business from customers.

RESEARCH AND DEVELOPMENT

	The Company spent $748,000; $444,000; and $304,000 on research and development activities during the 1994, 1993, and 1992 fiscal years. Research and development has focused on developing and refining the Digital Imaging System and integrating the system with the Company's computerized processing facility.

GOVERNMENTAL REGULATIONS

	The Company is subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws. The Company is not aware of any material violation of such laws and regulations. Continued compliance is not expected to have a material effect upon capital expenditures, earnings, or the competitive position of the Company.

EMPLOYEES

	At January 29, 1995, the Company had approximately 2,800 full-time and 300 part-time employees. The Company believes employee relations are good.

INTERNATIONAL

	At the end of fiscal year 1994, the Company operated 92 permanent studios in Kmart stores in Canada and had opened 2 such studios in Mexico. The Company's Canadian studios provided 4.3%, 3.9%, and 3.4% of revenues for fiscal 1994, 1993, and 1992, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age               Positions and Offices

John Grosso(1)             48         President, Chief Executive Officer, and
                                      Director (Since 1987)
Jan M. Rivenbark(2)        45         Executive Vice President and
                                      Chief Operating Officer (Since 1992)
Eric H. Jeltrup(3)         50         Executive Vice President and Chief
                                      Technical Officer (Since 1987)
Bruce A. Fisher(4)         45         Senior Vice President and Chief
                                      Financial Officer and Secretary (Since
                                      1992)
R. Michael Spencer(5)      47         Senior Vice President, Treasurer (Since
                                      1992)

(1) Mr. Grosso has been President and Chief Executive Officer of the Company since 1987.

(2) Mr. Rivenbark has been Executive Vice President of the Company since August 1992. He was promoted from Chief Financial Officer to Chief Operating Officer on August 25, 1994. Prior to joining the Company, he was President and Chief Operating Officer of JP Foodservice, Inc., a privately held national food service distribution company, based in Baltimore, Maryland.

(3) Mr. Jeltrup has been with the Company in various positions in research and development and production since 1976. He was promoted to Chief Technical Officer on August 25, 1994.

(4) Mr. Fisher has been with the Company in various positions in accounting and finance since 1977 and was promoted to Chief Financial Officer and Secretary on August 25, 1994.

(5) Mr. Spencer has been with the Company since 1973 in various positions in accounting. He was promoted to Senior Vice President, Treasurer on January 6, 1992.


                         	ITEM 2.  PROPERTIES

	The Company owns a facility in Matthews, North Carolina, that serves as its corporate headquarters, production facility, and warehouse. The building is approximately 166,000 square feet. The Company leases its 1,417 permanent studios under the Exclusive License Agreement with Kmart. The Company owns the equipment, furniture, and fixtures in the Kmart store permanent studios.


                       	    ITEM 3.  LEGAL PROCEEDINGS

	There are no legal proceedings to which the Company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


	                ITEM 4.  SUBMISSION OF MATTERS TO A
	                      VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of shareholders during the fourth quarter ended January 29, 1995.

 	                    PART II

	   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
	     STOCK AND RELATED STOCKHOLDER MATTERS

	The Company's Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "PCAI." The following is the range of high and low bid prices for the shares of Common Stock during the Company's last two fiscal years, as reported on the NASDAQ National Market System:



                Fiscal Year Ended              Fiscal Year Ended
                January 29, 1995               January 30, 1994
                 High       Low                 High       Low

1st Quarter     $11.75     $8.50               $18.50     $14.00
2nd Quarter     $ 9.25     $8.25               $21.25     $15.25
3rd Quarter     $12.50     $8.75               $21.50     $18.25
4th Quarter     $12.00     $9.25               $22.00     $ 9.75


	At March 31, 1995, the Company had approximately 1,042 shareholders of record and the closing bid price for a share of Common Stock was $10.00.

	The Company paid cash dividends of $0.07 per share in each quarter of fiscal years 1994 and 1993.

                 ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except for percentages, ratios, statistics, and per share data)

                                         For the Fiscal Years Ended Approximately January 31,


                                          1995        1994       1993       1992       1991(2)
SUMMARY OF OPERATIONS:
Sales                                   $144,881    $149,150   $142,865   $129,644   $121,384

General and administrative expense       $22,936     $20,594    $16,374    $18,845    $20,028

Total cost and expense                  $137,028    $140,947   $130,182   $120,925   $114,915

Income from continuing operations before
cumulative effect of changes in
accounting principles                     $4,372      $4,912     $7,778     $5,438     $4,206

Net Income                                $4,785      $2,712     $7,410     $7,014     $5,327

*Fully diluted earnings per common share:

From continuing operations before
cumulative effect of changes in
accounting principles                      $0.51       $0.56      $0.94      $0.68      $0.45

Net Income                                 $0.56       $0.31      $0.89      $0.88      $0.58

*Weighted average number of fully
diluted common shares                  8,582,267   8,822,690  8,305,659  7,933,566  9,271,925

*Cash dividends per share                  $0.28       $0.28      $0.28       $0.21      $  -

Return on average equity                    15.1%        9.3%      36.3%       75.0%     41.9%

BALANCE SHEET DATA:

Working capital                          $(6,697)    $(4,321)    $7,423     $(1,889)   $(4,587)

Current ratio                               0.67        0.81       1.35        0.91       0.74

Quick ratio                                 0.52        0.59       1.10        0.72       0.55

Total assets                             $59,557     $56,751    $51,975     $34,335    $24,714

Long-term debt (noncurrent portion)      $    -      $    -     $     -     $     -    $     -

Ratio of long-term debt (noncurrent
portion) to total capitalization              -           -           -           -          -

*Total shareholders' equity per share(1)  $3.85       $3.43       $3.41       $1.58      $0.67

OTHER FINANCIAL DATA:
Depreciation expense                     $7,136      $5,159      $3,455      $2,539     $2,214

Capital expenditures                    $14,698     $21,875     $12,233      $6,027     $3,001

*All share information for fiscal years prior to fiscal 1992 has been adjusted for the three-for-two stock split paid April 8, 1992.

(1) Total shareholders' equity per share has been calculated dividing total shareholders' equity by the weighted average number of fully diluted shares.

(2) Fiscal 1990 was a 53-week year.

        ITEM 7.	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Overview

	The Company provides portrait services, primarily in permanent studios operated in Kmart stores, throughout the United States and in many locations in Canada. In its Institutional Division, the Company also provides portrait services primarily to church congregations through traveling promotions. The Company's Kmart Store Division accounted for approximately 95% of sales during fiscal 1994.

	Prior to August 1994, the Company also operated traveling, or portable, studio promotions in Kmart stores that did not have a permanent studio. Because portrait services from traveling promotions were available, on average, only seven weeks per year in any given Kmart location, the Company has engaged for the past five years in a continuing program of converting its traveling promotion business in Kmart stores to permanent studios. Traveling promotions were phased out completely in the second quarter of 1994. The Company opened 354 permanent studios in fiscal 1992, 258 in fiscal 1993, and 136 in fiscal 1994; it operated 1,417 permanent studios at the end of fiscal 1994. Traveling promotion sales in Kmart stores decreased from $41.1 million, or approximately 29% of total sales, in fiscal 1992; to $23.3 million, or approximately 16% of total sales, in fiscal 1993; and $3.3 million, or approximately 2% of total sales, in fiscal 1994.

	In addition, in July 1994, the Company completed the conversion, begun in November 1992, of all of its Kmart studio locations to its new Digital Imaging System technology. The new Digital Imaging System allows customers to approve each portrait during the photography session, as each pose is displayed on a video monitor. With this technology, the Company no longer relies on the production of portraits on a speculative basis, but produces only those portraits which the customer purchases. The conversion to digital technology has resulted in very significant changes in the Company's operations, increasing the emphasis on better quality portraits and service and allowing the Company to improve its per-customer sales average. The Company also has benefited from lower production costs primarily through the elimination of waste from speculative portrait production.

	Beginning with the fourth quarter of fiscal 1993 and continuing in 1994, the portrait services industry experienced extremely competitive pricing conditions. The Company responded to these pricing pressures by reducing the price of its advertised special promotions during the 1993 holiday season, which contributed to lower average sales per customer for 1993. The Company expects competitive pricing conditions to continue and has implemented various marketing and product strategies in response, with particular emphasis on the quality of its services and the enhanced portrait experience made possible through its Digital Imaging System.

	Because of the retail nature of its services, the Company's business is very seasonal. The Christmas season accounts for the majority of the Company's sales and earnings, and the Company's fourth fiscal quarter (beginning in late October of each calendar year and ending approximately January 31 of the succeeding calendar year) typically produces a large percentage of annual revenues and more than three-fourths of the Company's annual earnings. The fourth fiscal quarters of fiscal 1992, 1993, and 1994 accounted for 38.4%, 35.0%, and 31.2%, respectively, of sales and 81.3%, 92.5%, and 79.3%, respectively, of earnings for such years. The Company's operations can also be adversely affected by inclement weather.

	Prior to December 1993, the Company also operated permanent studios under license agreements with several department store chains. The Company discontinued its department store operations in the third quarter of fiscal 1993, and recorded a $2.2 million after-tax charge in connection with the shutdown of these operations.

Continuing Operations

	1994 Fiscal Year Compared With 1993 Fiscal Year. Consolidated sales in fiscal 1994 declined by 2.9% to $144.9 million from $149.2 million in fiscal 1993. Sales in the Kmart Store Division declined by 3.4% in fiscal 1994 to $137.7 million. During the year, the Company eliminated all traveling promotions resulting in a sales decrease of $19.9 million, a decline of 85.6% as compared to the prior fiscal year. Most of this sales shortfall was offset by a 12.7% sales increase in Kmart permanent studio sales to $134.4 million which accounted for 93% of the Company's total consolidated sales. The Company opened 136 new studios in 1994 and ended the year with 1,417 studios. Sales in the Institutional Division increased by 8.3% to $7.1 million in fiscal 1994 as compared to fiscal 1993.

	During the fourth quarter of fiscal 1994, the Company adopted a strategy designed to emphasize the enhanced quality of the overall portrait experience in its digital studios by offering more choice and service. Large numbers of temporary seasonal help were not hired and the Company was able to service customers with experienced, full-time PCA employees. As a result, and as planned, permanent studio customers photographed during the fourth quarter declined by 32%, but the average sales per customer increased by 42%, to $50.78 from $35.70, in the fourth quarter of fiscal 1993.

	Consolidated profit contribution (sales less advertising and promotional costs, costs of photographic sales, store commissions and selling costs, and field operating overhead) increased by 32.3% in the fourth quarter to $9.3 million compared to the fourth quarter of fiscal 1993. The profit contribution margin in the fourth quarter was 20.7% as compared to 13.5% in the same period of fiscal 1993. The significant improvement in margins resulted from higher average sales per customer and lower production costs, which the Company was able to achieve from its proprietary Digital Imaging System. For the fiscal year, profit contribution was down $1.2 million, or 7.6%. This decline was the result of the phase out of Kmart traveling promotions. In fiscal 1994, the Company incurred start-up costs of approximately $2.0 million to develop, train, and market the new digital technology. Partially offsetting these factors was an increase in profitability in permanent studios, which reflect higher sales averages, cost savings from digital technology, and competitive pricing conditions in fiscal year 1993.

	Corporate general and administrative expenses declined by $0.8 million, or 11.4%, from $7.2 million in fiscal 1993. The decline was primarily attributable to lower legal costs. Interest expenses increased $0.4 million in fiscal 1994 as compared to fiscal 1993. The increase was related to increased borrowing levels in fiscal 1994 for procurement of Digital Imaging System equipment.

	The income tax provision for fiscal year 1994 was $3.1 million, for an effective tax rate of 41.3%. The increase in the tax rate was generally attributable to the 1993 tax act.

	1993 Fiscal Year Compared With 1992 Fiscal Year. Sales for the Company's 1993 fiscal year increased by $6.3 million, or 4.4%, from $142.9 million in fiscal 1992 to $149.2 million in fiscal 1993. Sales in the Kmart Store Division increased $8.2 million, or 6.1%, from $134.3 million in fiscal 1992. The increase was due to an increase of 366,000, or 10.7%, in the number of customers photographed, partially offset by a $1.61 decrease in the average customer purchase for the Kmart Store Division. During fiscal 1993, the Company had a net increase of 258 new Kmart permanent studios, and at fiscal year-end, operated 1,281 permanent studios,

25% more than at January 31, 1993. The increase in permanent studios was offset by a decline in the number of Kmart locations the Company serviced with traveling units, from 1,296 to 675.

	Permanent studio sales increased by $26 million, or 28%, and accounted for 84% and 80% of the Kmart Store Division and the Company's total sales, respectively. Traveling sales declined by $17.8 million, or 43%, as 33% fewer traveling promotions were scheduled during 1993 as part of the Company's permanent studio conversion strategy. Kmart permanent studio customers increased by 37.2%, to 3,029,732, while traveling promotion customers photographed declined by 455,473 or 37%.

	The Company's consolidated studio contribution (sales less advertising and promotional cost, cost of photographic sales, and store commissions and selling costs) for fiscal 1993 decreased by $0.3 million, or 0.9%, from the prior year. The studio contribution margin in fiscal 1993 was 19.3%, a decline from 20.3% in fiscal 1992. Studio contribution margins in the Kmart Store Division decreased to 19.4% in fiscal 1993 from 20.2% in fiscal 1992 principally due to lower margins realized in traveling promotions, continued pricing pressure in an extremely competitive marketplace, and training costs for the new Digital Imaging System. Studio contribution in permanent studios increased by $4.8 million, 24.6% over the prior year, and equaled 20.3% of sales as compared with 20.8% of sales in 1992.

	Permanent studio results were negatively affected by digital studio conversion startup costs and lower sales averages, primarily caused by price competition, and higher production costs in the traditional (non-digital) permanent studios. During fiscal 1993, the Company converted 609 Kmart studios to its Digital Imaging System. The Company incurred $2.1 million in startup costs in fiscal 1993, principally for development cost, training, and marketing.

	The Institutional Division studio contribution decreased by $0.8 million, or 42%, in fiscal 1993 due to the decline in sales. The studio contribution margin for the Institutional Division declined in fiscal 1993, to 16.9%, from 22.5% in the prior year.

	General and administrative expenses increased by $4.2 million or 25.8%, from $16.4 million in fiscal 1992 to $20.6 million in fiscal 1993. The majority of this increase was attributable to digital start-up costs, legal fees of $1.3 million associated with a 1992 lawsuit, and $1.3 million, net of insurance proceeds, associated with the settlement of the lawsuit.

	The income tax provision for fiscal 1993 of $3.3 million resulted in an effective tax rate of 40.2% as compared with 38.5% in fiscal 1992. The effective tax rate for 1992 was lower than the combined federal and state statutory rates due to an over-accrual of federal and state income taxes in the prior year. See Note 3 of the "Notes to Consolidated Financial Statements."

Discontinued Operations

	In the third quarter of fiscal 1993, the Company discontinued its Department Store Division, which included 13 fashion photography studios and 67 adult/family studios operating in five chains. The Company recorded a $1.9 million after-tax charge for the shutdown of these operations in fiscal 1993. The $1.9 million represents the write-down of fixed assets, severance expenses for the approximately 650 people either employed in that division or displaced in other operations, obsolete inventory, an accrual for professional fees, insurance and other administrative costs, and operating losses in the fourth quarter of 1993 and the first quarter of 1994.

	During the second quarter of fiscal 1994, the Company adjusted downward by $0.4 million after taxes the reserve for discontinued operations. As of January 29, 1995, there is less than $0.1 million accrued for the discontinuance of the Department Store Studio Division.

Liquidity and Capital Resources

	The Company's principal sources of working capital are cash from operations and its $16.0 million revolving line of credit from a bank. On January 29, 1995, the Company had $1.0 million in short-term debt outstanding and $0.3 million in cash and cash equivalents. The credit facility bears interest, at the Company's choice, at either (a) the 90-day Certificate of Deposit Rate ("CD Rate") plus 100 basis points, adjusted daily; or (b) the 30-, 60-, 90-, or 180-day London Interbank Offered Rate ("LIBOR") plus 100 basis points, adjusted monthly, bimonthly, quarterly, or semiannually, respectively, or (c) the Prime Rate.

	During fiscal 1994, the Company had property additions of approximately $14.7 million, principally for materials and equipment for the conversion to the Digital Imaging System and, to a lesser extent, for the addition of 136 permanent Kmart studios. Cash from operating activities provided $11.0 million. The Company was able to fund its capital expenditures from operations, cash on hand, and its revolving line of credit.

	Shareholders' equity increased by $2.7 million to $33.0 million. Net income was $4.8 million and dividends paid totaled $2.3 million.

	The Company anticipates capital expenditures of $2.9 million for fiscal 1995. The dividend rate of $0.07 per share per quarter, if maintained throughout the year, would result in a payout of approximately $2.3 million in fiscal 1995. In addition, in March 1995, the Board of Directors increased the Company's authorization to repurchase shares of stock, either in open market purchases or private transactions, to one million shares. The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1995, as well as dividends and share repurchases, from operations, augmented by borrowings under its line of credit for seasonal credit needs. Due to the seasonality of the Company's operations, cash is generally consumed during the first fiscal quarter. During the remaining fiscal quarters, operating activities usually generate cash.

Inflation

	Over the past few years, inflation has not had a significant impact on the Company's financial condition or results of operations.

Accounting Standards

	The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes," which generally requires that a current or deferred tax asset or liability be adjusted annually to reflect changes in tax laws and rates to the extent that such asset or liability is refundable or payable currently or in future years. As described in
Note 3 to the Consolidated Financial Statements, the Company implemented SFAS No. 109 by recognizing the cumulative effect of the change in accounting method in fiscal 1992.

	In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires employers to accrue the cost of postretirement benefits during the period of employees' active service. As described in Note 5 of the "Notes to Consolidated Financial Statements," the Company adopted SFAS No. 106 during fiscal 1992.

	In November 1992, FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Statement requires employers to accrue, during employees' service period, estimated costs of benefits provided to former or inactive employees after employment but before retirement. The Statement is effective for fiscal years beginning after December 15, 1993. The initial liability must be recognized immediately and accounted for as a change in accounting principle. The Company has determined the effect of this change is not material to its results of operations or financial condition.

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The information required by this item is submitted beginning on page F-2 of this report.

         ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

	None.


                                   PART III

                         ITEMS 10, 11, 12, and 13.

	The portion of Item 10 with respect to Directors of the Company and Items 11, 12, and 13, Management Remuneration, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions, respectively, have been omitted from this report since the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Rule 14a-3(b) of the Commission, not later than 120 days after the close of the fiscal year ended January 29, 1995. That portion of Item 10 with respect to Executive Officers of the Company appears in Item 1 of Part I hereof.


                                 PART IV

               ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1 & 2. 	The financial statements and schedules required by this Item
		can be found as indexed on Page F-1 following page 16.
	3.	Exhibits shown by index beginning on page 13.

(b)	Reports on Form 8-K.

	None

                      PCA INTERNATIONAL, INC.
                Index to Exhibits - [Item 14(a)(3)]







Index                                                                    Page
No.                    Description                                         No.

3(i) Restated Charter, as amended to date, incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-2, Commission File No. 33-50738, dated August 12, 1992.

3(ii) Bylaws of PCA International, Inc., as amended to date, incorporated by reference to Exhibit 3.4 to the Company's
       Quarterly Report on Form 10-Q, Commission File No. 0-8550, for the quarter ended May 3, 1992.

4 Instruments defining the rights of security holders, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 1992.

10(a) Amendment dated as of June 1, 1994, to Loan Agreement between PCA International, Inc., Photo Corporation of America, PCA National, Inc., and PCA Photo Corporation of Canada, Inc., PCA Mexico, S.A. de C.V. and NationsBank of North Carolina, N.A., incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

10(b) Revised Exclusive License Agreement dated July 1, 1994, between Kmart Corporation and PCA International, Inc., incorporated by reference to Exhibit 10(b) to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

10(c)  New Sales Contract dated August 11, 1994, between PCA
       International, Inc., and Agfa Division of Miles, Inc., incorporated by reference to Exhibit 10(c) to the Company's Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

10(d) The 1990 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-36793).

10(e) The 1992 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Exhibit 4 to the Company's
       Registration Statement on Form S-8 (Registration No. 33-51458).

10(f) Loan Agreement dated September 8, 1992, between PCA International, Inc., Photo Corporation of America, PCA National, Inc., and PCA Photo Corporation of Canada, Inc., and NationsBank of North Carolina, N.A., incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1992 (Commission File No. 0-8550).

10(g) Amendment dated as of September 14, 1993, to Loan Agreement between PCA International, Inc., Photo Corporation of America, PCA National, Inc., PCA Photo Corporation of Canada, Inc., and NationsBank of North Carolina, N.A., incorporated by reference to
       Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

10(h) Amendment dated as of March 31, 1995, to Loan Agreement between PCA International, Inc., Photo Corporation of America, PCA National, Inc., PCA Photo Corporation of Canada, Inc., and PCA Mexico, S.A. de C.V. and NationsBank of North Carolina, N.A.

11     Computation of Primary and Fully Diluted Earnings per Common
       Share.

21     Subsidiaries of the Registrant.

23     Consent of Independent Auditors.

27     Financial Data Schedule.

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PCA INTERNATIONAL, INC.


Date:  April 21, 1995                         By:/s/Joseph H. Reich
                                              Joseph H. Reich
                                              Chairman of the Board


	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                         Date

/s/Joseph H. Reich     Chairman of the Board        April 21, 1995
Joseph H. Reich

/s/John Grosso         President, Chief Executive   April 21, 1995
John Grosso            Officer and Director

/s/Jan M. Rivenbark    Executive Vice President     April 21, 1995
Jan M. Rivenbark       Chief Operating Officer

/s/Eric H. Jeltrup     Executive Vice President     April 21, 1995
Eric H. Jeltrup        Chief Technical Officer

Signature                   Title                        Date

/s/Bruce A. Fisher      Senior Vice President        April 21, 1995
Bruce A. Fisher         Chief Financial Officer
                        Secretary


/s/R. Michael Spencer   Senior Vice President        April 21, 1995
R. Michael Spencer      Treasurer

/s/R. Stuart Dickson    Director                     April 21, 1995
R. Stuart Dickson

/s/Stanley Tulchin      Director                     April 21, 1995
Stanley Tulchin

/s/Albert F. Sloan      Director                     April 21, 1995
Albert F. Sloan

/s/Peter B. Foreman     Director                     April 21, 1995
Peter B. Foreman

/s/George Friedman      Director                     April 21, 1995
George Friedman

               PCA INTERNATIONAL, INC., AND SUBSIDIARIES
              Index to Financial Statements and Schedules


                                                   Page No.

Financial Statements:

Independent Auditors' Report                         F-2

Consolidated Balance Sheets at January 29, 1995
and January 30, 1994                               F-3-F-4

Consolidated Statements of Income for Fiscal
Years Ended
January 29, 1995; January 30, 1994; and
January 31, 1993                                     F-5

Consolidated Statements of Changes in Shareholders'
Equity for Fiscal

Years Ended January 29, 1995; January 30, 1994;
and January 31, 1993                                 F-6


Consolidated Statements of Cash Flows for Fiscal
Years Ended

January 29, 1995; January 30, 1994; and
January 31, 1993                                     F-7


Notes to Consolidated Financial Statements         F-8-F-20

Schedules:

II Valuation and Qualifying Accounts for Fiscal
Years Ended

January 29, 1995; January 30, 1994; and
January 31, 1993                                     S-1

Exhibits:

11  Computation of Primary and Fully Diluted
Earnings per Common Share

21   Subsidiaries of the Registrant

23   Consent of Independent Auditors

27   Financial Data Schedule

Financial statements, historical information, and schedules other than those listed above have been omitted for the reason that they are not required or because the required information is given in the financial statements or notes thereto.

Independent Auditors' Report



The Board of Directors and Shareholders
PCA International, Inc.:


We have audited the consolidated financial statements of PCA International, Inc. and subsidiaries as of January 29, 1995, and January 30, 1994 and for each of the years in the three-year period ended January 29, 1995, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCA International, Inc. and subsidiaries as of January 29, 1995, and January 30, 1994, and the results of their operations and their cash flows for each of the years in the three- year period ended January 29, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", in the year ended January 31, 1993.



                           	/s/KPMG Peat Marwick LLP
	                        KPMG PEAT MARWICK LLP





Charlotte, North Carolina
March 17, 1995

                     PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    ASSETS

                                                      JANUARY 29,           JANUARY 30,
                                                         1995                  1994
CURRENT ASSETS:
  Cash and cash equivalents                             $311,759             $5,118,896

  Accounts receivable (net of allowance for doubtful
   accounts of $845,843 and $658,349):
     Due from licensor stores and customers            6,408,629             3,348,131
     Other, including employee advances                1,263,681             1,233,410
   Inventories                                         3,243,571             4,906,074
   Deferred costs applicable to unsold portraits           -                 1,412,815
   Deferred income taxes                               1,952,293             1,589,131
   Prepaid expenses                                      636,907               559,521
      TOTAL CURRENT ASSETS                            13,816,840            18,167,978

PROPERTY:
   Land and improvements                              1,169,495              1,169,495
   Building and improvements                          7,630,427              7,564,850
   Photographic and sales equipment                  40,884,594             28,247,518
   Photographic finishing equipment                  12,076,064             11,751,433
   Furniture and equipment                            9,475,787              8,319,051
   Transportation equipment                             205,664                201,508
   Leasehold improvements                            10,408,620              9,465,825
   Construction in progress                           1,629,026              3,438,522
     Total                                           83,479,677             70,158,202
   Less:  Accumulated depreciation and amortization  37,752,137             31,582,349
     PROPERTY, NET                                   45,727,540             38,575,853
OTHER ASSETS                                             12,569                  7,569
     TOTAL ASSETS                                   $59,556,949            $56,751,400

See notes to consolidated financial statements.

                     PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND SHAREHOLDERS' EQUITY


                                               JANUARY 29,       JANUARY 30,
                                                   1995              1994

CURRENT LIABILITIES:
 Short-term borrowings                        $   974,215        $         -
 Accounts payable-trade                        11,418,568          14,249,962
 Accrued and withheld sales and payroll taxes     332,432             414,245
 Accrued income taxes                           1,492,427             341,811
 Accrued compensation                           3,015,943           2,632,022
 Other accrued liabilities                      3,279,824           4,851,385
    TOTAL CURRENT LIABILITIES                  20,513,409          22,489,425
DEFERRED INCOME TAXES                           3,083,062           1,143,514
OTHER LIABILITIES                               2,928,023           2,822,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $10.00 par value
  (authorized 2,000,000 shares;
   outstanding - none)	                               -                   -

  Common stock, $0.20 par value
  (authorized 20,000,000 shares;
  outstanding - 8,160,171 and
  8,138,071 shares)                            1,632,035           1,627,615
  Additional paid-in capital                  12,204,069          12,185,980
  Retained earnings                           19,444,035          16,940,572
  Cumulative foreign currency
  translation adjustments                       (215,087)           (123,793)
    Total                                     33,065,052          30,630,374
  Less:	Unearned compensation                     32,597             334,021
    TOTAL SHAREHOLDERS' EQUITY                33,032,455          30,296,353
    TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                $59,556,949         $56,751,400

See notes to consolidated financial statements.

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                                                    FOR THE FISCAL YEARS ENDED

                                              January 29,       January 30,      January 31,
                                                 1995               1994           1993
SALES                                        $144,880,737      $149,150,445      $142,864,617
COSTS AND EXPENSES:
  Advertising and promotional costs            20,083,522        21,595,161        26,827,611
  Costs of photographic sales                  49,981,831        58,599,010        53,203,880
  Store commissions and selling costs          44,026,391        40,159,117        33,776,595
  General and administrative expenses          22,936,035        20,593,676        16,373,719
     Total Costs and Expenses                 137,027,779       140,946,964       130,181,805
INCOME FROM OPERATIONS                          7,852,958         8,203,481        12,682,812
  Interest expense (income) net                   406,147            (5,108)           35,938
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGES IN ACCOUNTING PRINCIPLES                7,446,811         8,208,589        12,646,874
INCOME TAX PROVISION                            3,074,350         3,296,515         4,869,046
INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
PRINCIPLES                                      4,372,461        4,912,074          7,777,828
DISCONTINUED OPERATIONS:
 Income (loss) from operations of Department
 Store Division [net of income taxes
 (benefits) of $(201,303) and $619,341]                -          (307,038)           989,355

 Income (loss) on disposal of Department
 Store Division [net of income taxes
 (benefits) of $280,189 and $(1,272,212)]         412,406       (1,892,788)                -
TOTAL DISCONTINUED OPERATIONS                     412,406       (2,199,826)           989,355
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
PRINCIPLES:
  Postretirement benefits other than pensions          -     	         -         (1,806,816)
  Income taxes                                         -                 -            450,000
TOTAL CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                             -                 -         (1,356,816)
NET INCOME                                    $4,784,867        $2,712,248         $7,410,367
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
 Primary                                       8,564,295         8,793,876          8,223,582
 Fully Diluted                                 8,582,267         8,822,690          8,305,659
FULLY DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations before
  cumulative effect of changes in accounting
  principles                                       $0.51             $0.56              $0.94

  Discontinued operations:
      Income (loss) from operations                    -             (0.04)              0.12
      Income (loss) on disposal                     0.05             (0.21)                 -
    Total discontinued operations                   0.05             (0.25)              0.12
    Total cumulative effect of changes in
    accounting principles                              -                 -              (0.17)
    Net income                                     $0.56             $0.31              $0.89
CASH DIVIDENDS PER COMMON SHARE                    $0.28             $0.28              $0.28

See notes to consolidated financial statements.

                         PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Fiscal Years ended January 29, 1995; January 30, 1994; and January 31, 1993

                                                                            Cumulative
                                                                              Foreign                Loans to
                                                      Additional              Currency                Exercise
                                   Common Stock         Paid-In    Retained  Translation   Unearned    Stock
                                Shares      Amount      Capital    Earnings  Adjustments Compensation  Options

BALANCE, FEBRUARY 2, 1992:    7,153,618  $1,430,724   $1,218,856  $11,214,548  $(9,486)   $(682,684)  $(659,315)

 Net income                                                         7,410,367
 Exercise of stock options      178,400      35,680    1,359,877
 Dividends                                                         (2,130,507)
 Public stock offering          690,000     138,000    9,009,747
 Acquisition of Company
   stock                        (40,485)     (8,097)    (736,068)
 Compensatory stock options                                                                 227,784
 Canceled compensatory
   stock options                                         (25,650)                            25,650

 Conversion of convertible
  debt                           34,838      6,968        (6,968)

 Payment of loans to exercise
  stock options                                                                                          569,352

 Foreign currency translation
  adjustment                                                                      (64,633)

BALANCE, JANUARY 31, 1993:       8,016,371     1,603,275  10,819,794   16,494,408 (74,119)  (429,250) (89,963)
 Net income                                                             2,712,248
 Exercise of stock options         121,700       24,340    1,199,974
 Dividends                                                             (2,266,084)
 Compensatory stock options                                3,342,062                      (3,080,621)
  Canceled compensator
   stock options                                          (3,175,850)                      3,175,850
   Payment of loans to exercise
    stock options                                                                                      89,963
	Foreign currency translation
		adjustment                                                         (49,674)

BALANCE, JANUARY 30, 1994:       8,138,071     1,627,615  12,185,980   16,940,572 (123,793) (334,021)    _

 Net income                                                             4,784,867
 Exercise of stock options          22,100         4,420      87,754
 Dividends                                                             (2,281,404)
 Compensatory stock options                                                                  231,759
 Canceled compensatory
  stock options                                              (69,665)                         69,665
 Foreign currency translation
  adjustment                                                                        (91,294)

BALANCE, JANUARY 29, 1995:       8,160,171    $1,632,035 $12,204,069  $19,444,035 $(215,087) (32,597)  $ _


See notes to consolidated financial statements.

                 PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              FOR THE FISCAL YEARS ENDED

                                                                    January 29,       January 30,        January 31,
                                                                     1995               1994                 1993

OPERATING ACTIVITIES:
 Net income                                                         $  4,784,867       $  2,712,248       $  7,410,367
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Cumulative effect of changes in accounting principles                       _                  _          1,356,816
   Depreciation                                                        7,135,629          5,159,325          3,455,380
   Increase in allowance for doubtful accounts                           189,479            529,744             22,827
   Provision for deferred income taxes                                 1,576,386           (866,897)           856,164
   Loss on disposal of property                                          222,526          1,610,777            232,500
   Compensatory stock option expense                                     231,758            261,441            227,784
   Increase in other liabilities                                         105,915            141,553                  _
   (Increase) decrease in other noncurrent assets                         (5,000)            65,070             69,960
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                        (3,362,361)         1,049,334           (704,527)
    Decrease (increase) in inventories                                 1,654,774            469,781         (1,305,995)
    Decrease in deferred costs applicable to unsold portraits          1,410,953          1,271,511            158,623
    (Increase) decrease in prepaid expenses                              (78,195)           351,877           (415,638)
    (Decrease) increase in accounts payable                           (2,797,599)         2,922,774          2,361,480
    Decrease in accrued expenses                                         (73,317)          (953,487)        (2,760,638)
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                          10,995,815         14,725,051         10,965,103
INVESTING ACTIVITIES:
 Purchases of property                                               (14,697,706)       (21,875,095)       (12,232,844)
 Proceeds from sales of fixed assets                                      72,554             22,523             11,527
 Loans to corporate officers and employees to exercise stock
  options, net of repayments                                                   _            133,074            794,289
 NET CASH USED IN INVESTING ACTIVITIES                               (14,625,152)       (21,719,498)       (11,427,028)

FINANCING ACTIVITIES:
 Increase in short-term borrowing                                        974,215                  _                  _
 Exercise of stock options                                                92,174          1,224,314          1,395,557
 Acquisition of company stock                                                  _                  _           (744,165)
 Public stock offering                                                         _                  _          9,147,747
 Cash dividends                                                       (2,281,404)        (2,266,084)        (2,130,506)
 NET CASH (USED IN) PROVIDED FROM FINANCING
  ACTIVITIES                                                          (1,215,015)        (1,041,770)         7,668,633
 Effect of exchange rate changes on cash                                  37,215            (56,356)           (85,933)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (4,807,137)        (8,092,573)         7,120,775

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       5,118,896         13,211,469          6,090,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     311,759      $   5,118,896        $13,211,469

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash Flow Data:
  Interest paid                                                    $     431,766      $      73,684        $   113,770
  Income taxes paid                                                $     800,410      $   4,198,236        $ 4,008,935
 Schedule of Noncash Financing Activities:
  Stock options canceled and unearned compensation credited        $      69,665      $   3,175,850        $    25,650
  Shares issued for conversion of debenture                                    _                  _             34,838


See notes to consolidated financial statements.

          PCA INTERNATIONAL, INC., AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 29, 1995;
           JANUARY 30, 1994; AND JANUARY 31, 1993


1.	Significant Accounting Policies:

Principles of Consolidation and Concentrations of Credit Risk:

The consolidated financial statements include the accounts of PCA International, Inc., and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company's operations in Kmart stores accounted for approximately 95.1%, 95.6%, and 94.0% of consolidated sales during the fiscal years ended January 29, 1995; January 30, 1994; and January 31, 1993, respectively. The Exclusive License Agreement with Kmart Corporation was revised and renewed on July 1, 1994. The license is for the period through January 31, 1997 and may be terminated by either party upon 60 day's notice. The loss of the license to do business in Kmart stores would have a materially adverse effect on the Company.

Fiscal Year:

The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal years ended January 29, 1995; January 30, 1994; and January 31, 1993 were 52-week years.

Foreign Currency Transactions:

Gains and losses on foreign currency transactions are included in the determination of net income for the period. The amount of such gain and
(loss) was $(100,452); $9,338; and $(22,466) for the fiscal years ending January 29, 1995; January 30, 1994; and January 31, 1993, respectively.

Supplemental Cash Flow Information:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:

Inventories are valued at the lower of cost or market, cost being determined on the first-in, first- out basis.

Property and Depreciation:

Property is recorded at cost. Maintenance and repairs are charged to expense as incurred; property additions, renewals, and improvements are capitalized. When property is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income. A summary of the estimated useful lives used in computing depreciation and amortization, principally on the straight-line method, is as follows:

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE YEARS ENDED JANUARY 29, 1995;
                     JANUARY 30, 1994; AND JANUARY 31, 1993


1.	Significant Accounting Policies (continued):

Land improvements                  5 to 30 years
Building and improvements         10 to 55 years
Leasehold improvements             5 to 10 years
Photographic and sales equipment   3 to 13 years
Photographic finishing equipment   5 to 15 years
Furniture and equipment            5 to 10 years
Transportation equipment           2 to  3 years


Photographic Sales and Deferred Costs:

Digital photographic sales are recorded when portraits are purchased. All sales in the fourth quarter of fiscal 1994 were digital photographic sales. In fiscal 1993, digital sales were recorded when the portraits were produced. The change in 1994 did not significantly affect the Company's results of operations.

Traditional photographic sales are recorded when portraits are delivered to studios and sold to customers. Costs relating to portraits processed, or in process, but not recorded as sales prior to the fiscal year-end, are deferred. Substantially all portraits are subsequently delivered and offered for sale to the customer within three weeks. The primary components of deferred costs are advertising and promotional expenses, acquisition and photographer salaries and certain benefits, film, photographic paper and supplies, laboratory labor, processing chemicals, and other expenses directly associated with the acquisition and photography functions.

Income Taxes:

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred method of income taxes of APB Opinion 11, previously applied, to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. Under APB Opinion 11, deferred taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in the rates. SFAS No. 109, "Accounting for Income Taxes," was adopted during 1992 and the cumulative effect of that change in the method of accounting for income taxes was reported in the fiscal 1992 Consolidated Statement of Income.

Postretirement Benefits:

The Company sponsors a postretirement health care plan for retirees and certain current employees. Effective February 3, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits. (Also see Note 5.) Prior to fiscal 1992, the Company recognized these benefits on a pay-as-you-go method (i.e., cash basis). The cumulative effect of the change in the method of accounting for postretirement benefits other than pensions is reported in the fiscal 1992 Consolidated Statement of Income.

                 PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JANUARY 29, 1995;
                   JANUARY 30, 1994; AND JANUARY 31, 1993

1.	Significant Accounting Policies (continued):

Costs and Expenses:

Advertising and promotional costs consist of the direct mail, television broadcasting and print media costs for the children's market and the payroll and related taxes, benefits and other costs for employees in the adult/family market who directly promote and acquire customers, as well as the cost of church directories.

Costs of photographic sales are all the direct and indirect portrait production costs: salaries, commissions, payroll taxes, related benefits and traveling costs for all photography personnel, as well as the recruiting and training costs of these employees. The costs of film, accessories, photography equipment depreciation and maintenance, supplies and distribution are also included in this category.

Store commissions and selling costs include the commissions paid to each chain based on a percentage of net sales, salaries, commissions, payroll taxes, related benefits and travel costs for all sales personnel, and recruiting and training, sales supplies and related distribution costs.

Research and Development:

The Company spent $748,000; $444,000; and $304,000 on research and development activities during the years ended January 29, 1995; January 30, 1994; and January 31, 1993, respectively. Such costs are charged to operations as incurred.

Earnings per Share:

Earnings per share are determined by dividing income from continuing operations before the cumulative effect of changes in accounting principles and net income by the weighted average number of common shares and common equivalent shares outstanding during the period.

Reclassifications:

Certain reclassifications have been made to the fiscal year 1993 amounts to conform to the fiscal 1994 presentation.

2.	Debt:

The Company signed a new loan agreement on September 8, 1992, amended June 1, 1994, with NationsBank of North Carolina, N.A. ("NationsBank") for a $16,000,000 revolving credit facility. The revolving line of credit matures on May 31, 1997 with interest computed at the Company's option, either (a) the 90-day Certificate of Deposit Rate ("CD Rate") plus 100 basis points, adjusted daily; (b) the 30-, 60-, 90-, or 180-day London Interbank Offered Rate ("LIBOR") plus 100 basis points, adjusted monthly, bimonthly, quarterly, or semiannually, respectively, or (c) the Prime Rate.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 29, 1995;
                      JANUARY 30, 1994; AND JANUARY 31, 1993

2.	Debt (continued):

On March 31, 1995, the Company amended the loan agreement with NationsBank to allow the Company to repurchase up to $10,000,000 of the Company's Common Stock. The credit facility was extended for an additional year, expiring on May 31, 1998.

Borrowings under the agreement are unsecured, and debt-to-net worth ratios, minimum levels of tangible net worth, and a fixed charge ratio must be maintained in addition to other financial covenants.

From time to time the Company issues letters of credit to camera component manufacturers to secure the purchase of camera parts. As of January 29, 1995, there were no outstanding letters of credit. As of January 30, 1994, outstanding letters of credit totaled $481,000.

The components of net interest expense (income) were:


                                  For the Fiscal Years Ended
                          January 29,     January 30     January 31,
                             1995            1994           1993

Interest Income          $(156,424)        $(220,451)      $(205,301)
Interest Expense           562,571           215,343         241,239
                          $406,147           $(5,108)        $35,938


3.	Income Taxes:

As discussed in Note 1, the Company adopted SFAS No. 109 as of February 3, 1992. The cumulative effect of this change in accounting for income taxes of $450,000, determined as of February 3, 1992, is reported separately in the Consolidated Statement of Income for the year ended January 31, 1993. This change in accounting principle is reflected in the first quarter of 1992.

PCA International, Inc., and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax expense, attributable to income from continuing operations, are as follows:

                                For the Fiscal Years Ended

                          January 29,     January 30,     January 31,
                             1995            1994            1993
Current:
 Federal                  $1,457,788       $2,633,531     $3,118,077
 State                       361,835          590,145        729,108
 International                     -          (40,860)       165,697
                           1,819,623        3,182,816      4,012,882

Deferred:
 Federal                     919,088           92,574        697,091
 State                       335,639           21,125        159,073
                           1,254,727          113,699        856,164

Total Provision           $3,074,350       $3,296,515     $4,869,046

                           PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             FOR THE YEARS ENDED JANUARY 29, 1995;
                             JANUARY 30, 1994; AND JANUARY 31, 1993

3.	Income Taxes (continued):

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations to the consolidated income tax provision follows:


                                     For the Fiscal Years Ended

                                 January 29,   January 30,    January 31,
                                     1995         1994            1993

Tax expense at statutory
  federal rates                  $2,531,916     $2,790,920   $4,299,937
Tax effect of expenses
  not deductible pursuant to
  Tax Reform Act of 1986             88,885         64,346       75,284
State income taxes, net
  of federal income tax
  benefit                           460,333        403,439      611,501
Tax effects related to
  foreign subsidiary                  6,297        (27,553)     (11,843)
Prior year over-accrual
  of state and federal
  income tax                              -               -     (95,482)
Other                               (13,081)         65,363     (10,351)

Total Provision                  $3,074,350      $3,296,515  $4,869,046

                               PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED JANUARY 29, 1995;
                                  JANUARY 30, 1994; AND JANUARY 31, 1993

3.	Income Taxes (continued):

Deferred income taxes are provided to reflect differences between income and expenses recognized in one accounting period for financial reporting purposes and a different period for income tax purposes. Such differences attributable to continuing operations and their tax effects are as follows:



                              For the Fiscal Years Ended


                         January 29,      January 30,       January 31,
                            1995              1994              1993

Depreciation           $1,831,023         $1,334,327          $299,477

Alternative minimum tax (231,199)                  -                 -

Deferred costs          (540,160)           (339,112)          (62,081)

Self-insurance and
 various other reserves  251,285            (800,053)          533,191

Restructuring costs       39,906              16,428            73,629

Amortization of unearned
 compensation            (92,562)           (101,314)          (88,271)

Other                     (3,566)              3,423           100,219

Total                 $1,254,727            $113,699          $856,164

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993

3.	Income Taxes (continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 1995 and January 30, 1994 are presented below:


                                         January 29,          January 30,
                                            1995                 1994

Deferred Tax Assets:
 Current:
  Accounts receivable principally
  due to allowance for
  doubtful accounts                        $337,397             $251,997
  Inventory principally due to
  obsolescence reserve                      142,039              155,145
  Life and health, principally due
  to adoption of SFAS No. 106                99,850               99,850
  Alternative minimum tax                   732,326                    -
  Stock options, principally due
  to compensation element                   285,671              202,289
  Department Store Studio shutdown            4,846              980,745
  Reserves, principally due to accrual
  for financial reporting purposes          352,544              577,329
  Gross current deferred tax assets       1,954,673            2,267,355
 Noncurrent:
  Life and health, principally due to
  adoption of SFAS No. 106                1,199,335            1,140,922
  Gross deferred tax assets               3,154,008            3,408,277
Deferred Tax Liabilities:
 Current:
  Portrait cost, principally due to
  expenses not accrued for financial
  reporting purposes                         (2,380)            (678,224)
 Noncurrent:
  Plant and equipment, principally due
  to differences in depreciation         (4,282,397)          (2,284,436)
  Gross deferred tax liabilities         (4,284,777)          (2,962,660)
Net Deferred Tax Assets/(Liabilities)   $(1,130,769)            $445,617


In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences that were available at January 29, 1995.

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993



4.	Other Accrued Liabilities:


                                      January 29,   January 30,
                                          1995         1994

Costs accrued to complete church
  directories                        $1,081,271       $772,999

Accrued insurance                       727,125        899,519

Accrual for legal settlement                  -      1,300,000

Accrued expenses                        893,897      1,041,114

Other                                   577,531        837,753

                                     $3,279,824     $4,851,385


The Company and Kmart were defendants in a case in the United States District Court for alleged, among other things, breach of confidence, fraud, negligent misrepresentation, conversion and unfair competition. The case was settled on March 2, 1994 for an after-tax cost, net of insurance proceeds, of $0.8 million. Additionally, the Company expended approximately $0.8 million after taxes in professional fees for its defense.

5.	Employee Benefits:

The Company has a profit sharing plan for all employees who meet certain eligibility requirements with annual contributions by the Company as directed by the Board of Directors. For fiscal 1994, the contribution was equal to 10% of consolidated income before income taxes and profit sharing. Company contributions, net of forfeitures, are as follows:


                                 For the Fiscal Years Ended


                         January 29,      January 30,       January 31,
                            1995            1994                1993

Contributions              $904,000        $557,000          $1,284,000
Forfeitures                (253,000)       (195,000)           (278,000)
 Net Contribution          $651,000        $362,000          $1,006,000


The Company provides health and life insurance benefits to retirees; however, the plan was amended as of February 1, 1992, to provide benefits only to those persons already retired on February 1, 1992 and to those employees who were 55 years of age with 5 years of service on February 1, 1992. The plan provides for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. To receive benefits, an eligible employee who retires after February 1, 1992 can retire after attaining the age of 65.

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993

5.	Employee Benefits (continued):

In fiscal 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In applying this pronouncement, the Company immediately recognized the accumulated postretirement benefit obligation of $2,950,000, as of the beginning of fiscal 1992. This change in accounting principle is reflected in the first quarter of 1992. On an after-tax basis, this charge was $1,806,816 or $0.22 per share. The impact on the second, third, and fourth quarters of 1992 was immaterial.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at January 29, 1995; January 30, 1994; and January 31, 1993. There were no assumptions for trends since the Company's obligation was limited to the dollar amounts previously stated.

The Company's net periodic cost of this program, not included in the accumulated obligation, including service cost and interest related cost for the most recent three years are:


                                     For the Fiscal Years Ended

                             January 29,      January 30,       January 31,
                                 1995             1994             1993

Service Cost                 $83,000            $83,000            $63,000


Interest Related Cost        192,000            192,000            192,000


Net Periodic Cost           $275,000           $275,000           $255,000


On January 29, 1995, the accrued cost was $3.2 million, of which $250,000 was classified as current liabilities.

6.	Commitments and Contingencies:

The Company is obligated under operating leases with initial or remaining noncancelable terms in excess of one year which provide, in some instances, for the payment of taxes, insurance, and maintenance, in addition to the following future minimum rental payments:

            Fiscal Years Ending
          Approximately January 31,

1996            $66,655
1997            $10,414

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993



6.	Commitments and Contingencies (continued):

The operating leases cover office, computer, and transportation equipment. Contingent rental payments are not material. Certain of the Company's operating lease agreements have renewal options. Rental expense for all operating leases was $254,494; $412,056; and $571,475 for the fiscal years ended January 29, 1995; January 30, 1994; and January 31, 1993, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

7.	Stock Options:

The Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") provides for the grant of up to 1,425,000 non-qualified stock options to key employees and non-employee Directors. The plan is administered by the Stock Option Plan Administration Committee, which is appointed by the Board of Directors, subject to the terms of the 1990 Plan. Subject to certain provisions, no option granted will be exercisable at any time during the first year following the date of its grant. Following the end of the first year, each option will become exercisable to the extent of 20%, and thereafter, at the end of each of the succeeding four years on a cumulative basis as to an additional 20% of the shares of Common Stock covered thereby. As of January 29, 1995; January 30, 1994; and January 31, 1993, options for 57,150; 133,550; and 115,650, respectively, were available for future grant, and 514,950; 319,950; and 180,400 options, respectively, were exercisable. As of January 29, 1995, 322,550 of the exercisable options were in-the-money.

The Company's 1992 Non-Qualified Stock Option Plan (the "1992 Plan") provides for the grant of up to 1,725,000 non-qualified stock options to key employees and non-employee Directors of the Company. Subject to certain provisions set forth in the 1992 Plan, no options granted pursuant to the 1992 Plan will be exercisable at any time during the first six months following the date of grant. Thereafter, each option will become exercisable on the date determined by the Stock Option Plan Administration Committee at the time of grant. No options may be granted under the 1992 Plan after February 27, 2002. As of January 29, 1995 and January 30, 1994, options for 256,200 and 221,000 shares were exercisable. No options were exercisable on January 31, 1993. As of January 29, 1995; January 30, 1994; and January 31, 1993, options for 844,500; 881,500; and 829,500 shares, respectively, were available for future grant under the 1992 Plan. As of January 29, 1995, no exercisable options were in-the-money.

When options are exercised, authorized shares are issued. The 1990 and 1992 Plans are deemed to be compensatory plans (compensation for services) to the extent the difference in the market price of the stock on the date of grant exceeds the exercise price of the option, and such difference is recorded as unearned compensation and charged to shareholders' equity. The unearned compensation is subsequently amortized against income over the five-year vesting period.

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993


7.	Stock Options (continued):

The following table sets forth information regarding the 1990 Plan and 1992 Plan with respect to the exercise, cancellation, expiration, and grant of options during the previous three fiscal years:

                                         Number of            Option
                                          Shares               Price

Options outstanding February 2, 1992     1,063,350         $  1.67_$14.50
     Exercised                            (178,400)        $  1.67_$14.33
     Canceled                              (59,100)        $  1.67_$16.33
     Granted                               553,500          $14.13_$20.25

Options outstanding January 31, 1993     1,379,350         $  1.67_$20.25
     Exercised                            (121,700)        $  1.67_$16.33
     Canceled                             (782,900)        $  1.67_$16.33
     Granted                             1,313,000         $  9.50_$17.00


Options outstanding January 30, 1994     1,787,750         $  1.67_$20.25
     Exercised                             (22,100)        $  1.67_$ 4.13
     Canceled                             (101,600)        $  1.67_$20.25
     Granted                               216,500         $  9.50_$10.25


Options outstanding January 29, 1995     1,880,550         $  1.67_$17.00



All options and option prices have been adjusted for the three-for-two stock split paid on April 8, 1992.

8.	Common Stock:

On March 14, 1990, Reprise Capital Corporation converted its $1,500,000 convertible debenture into 5,371,978 shares of Common Stock of the Company. On April 8, 1992, Reprise Capital Corporation was issued 34,838 shares of Common Stock, fulfilling the terms of its $1,500,000 convertible debenture.

On September 6, 1990, the Company's Board of Directors authorized the purchase by the Company of up to 450,000 shares of its outstanding Common Stock from time to time in the open market or in privately negotiated transactions. As of January 29, 1995, the Company had purchased 204,490 shares pursuant to this program. On March 8, 1995, the Company's Board of Directors increased the number of shares authorized for repurchase by 754,490, bringing the total authorization to 1,000,000 shares. Subsequent to March 8, 1995, the Company had purchased 93,100 shares.

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993


8.	Common Stock (continued):

On February 27, 1992, the Company announced the declaration of a three-for-two stock split, payable April 8, 1992 to shareholders of record as of March 18, 1992. Information throughout these financial statements has been restated for the stock split to present all data on a comparable and consistent basis.

On August 12, 1992, the Company filed a Registration Statement on Form S-2 with the Securities Exchange Commission relating to a public offering of up to 1,380,000 shares of the Company's Common Stock, including 180,000 shares subject to an over-allotment option granted to the underwriters. The offering included 690,000 authorized but unissued shares offered by the Company and 690,000 issued and outstanding shares offered by certain selling shareholders. The Registration Statement became effective on August 27, 1992, at a public offering price of $14.75 per share and was completed on September 3, 1992. The net proceeds of the sale of 690,000 shares by the Company (after deducting the underwriting discount and estimated expenses payable by the Company) of approximately $9,148,000 was added to working capital, and used primarily to open new Kmart permanent studios. The Company did not receive any proceeds of the sale of shares by the selling shareholders.

9.	Discontinued Operations:

During the third quarter of fiscal 1993, the Company discontinued its Department Store Division, consisting of 67 family portrait studios and 13 fashion photography studios operating in five department store chains. As of January 30, 1994, the Company had accrued for the costs associated with discontinuing this division, which included severance expenses, insurance cost, reserves for refunds, operating losses during the shutdown period, and other costs associated with the closings. Except for the camera equipment, property and leasehold improvements have been written off as of January 30, 1994. As of January 30, 1994, seven portrait studios were still in operation. These studios were closed in March of 1994. During the second quarter of fiscal 1994, the Company adjusted downward, by $0.4 million after-taxes, the reserve for discontinued operations. As of January 29, 1995, there was less than $0.1 million accrued for the discontinuance of the Department Store Division.

                        PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE YEARS ENDED JANUARY 29, 1995;
                         JANUARY 30, 1994; AND JANUARY 31, 1993



10.	Unaudited Quarterly Financial Data:



                               For the Fiscal Year Ended January 29, 1995

                             January 29,     October 30,     July 31,         May 1,
                                 1995           1994            1994           1994
Sales                       $45,143,637     $38,695,847     $31,104,809     $29,936,444


Studio Contribution         $13,307,437      $7,964,182      $4,340,315      $5,177,059


Income (loss) from
Continuing Operations
before Cumulative Effect
of Changes in Accounting
Principles                   $3,793,745      $1,094,603       $(579,538)        $63,651

Net Income (Loss)            $3,793,745      $1,094,603       $(167,132)        $63,651

Fully Diluted Earnings Per
Common Share:


Income (loss) from
Continuing Operations
before Cumulative Effect
of Changes in Accounting
Principles                        $0.44           $0.13         $(0.07)           $0.01


Net Income (Loss)                 $0.44           $0.13         $(0.02)           $0.01



                                    For the Fiscal Year Ended January 30, 1994


                                   January 30,    October 31,      August 1,       May 2,
                                      1994            1993           1993           1993
Sales                             $52,162,943    $36,850,457      $30,555,412    $29,581,633

Studio Contribution               $11,030,637     $5,610,322       $5,702,145     $6,454,053
Income from Continuing
 Operations before
 Cumulative Effect of
 Changes in Accounting
 Principles                       $2,142,400       $781,797          $742,407     $1,245,470


Net Income (Loss)                 $2,508,572    $(1,699,715)         $625,238     $1,278,153


Fully Diluted Earnings Per
Common Share:



Income from Continuing
 Operations before
 Cumulative Effect of
 Changes in Accounting
 Principles                           $0.25          $0.08            $0.08          $0.15


Net Income (Loss)                     $0.29         $(0.19)           $0.07          $0.15


                  PCA INTERNATIONAL, INC., AND SUBSIDIARIES

Schedule II.		Valuation and Qualifying Accounts


Column A                                Column B         Column C      Column D       Column E
                                       Balance at       Charged to                   Balance at
                                       Beginning of      Costs and                     End of
CLASSIFICATION                            Period          Expenses      Write-offs     Period
FISCAL YEAR ENDED JANUARY 29, 1995:

   Allowance for doubtful accounts       $658,349         $82,427       $(105,067)       $845,843


FISCAL YEAR ENDED JANUARY 30, 1994:

   Allowance for doubtful accounts      $128,736        $665,215         $135,602        $658,349


FISCAL YEAR ENDED JANUARY 31, 1993:

   Allowance for doubtful accounts      $105,909        $145,552         $122,725         $128,736
