Form 10-Q
period 1995-04-30
PCA INTERNATIONAL INC
filed 1995-06-13
CIK 76791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                             FOR QUARTER ENDED APRIL 30, 1995


          ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________ TO ________________


                         Commission File Number:  0-8550

                             PCA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                                               56-0888429
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                          815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
                    (Address of principal executive offices)
                                   (Zip Code)


                                  (704) 847-8011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days. YES  X         NO____


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, $0.20 PAR VALUE                                   7,460,771
         CLASS                                      OUTSTANDING AT MAY 31, 1995

              PCA INTERNATIONAL, INC., AND SUBSIDIARIES


                               I N D E X


PART I.        FINANCIAL INFORMATION:                                  PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

           Consolidated Balance Sheets - April 30, 1995 and
    January 29, 1995 ...................................................  1


           Consolidated Statements of Income - Three Months Ended
    April 30, 1995 and May 1, 1994......................................  2


         Consolidated Statement of Changes in Shareholders' Equity -
    Three Months Ended April 30, 1995...................................  3


           Consolidated Statements of Cash Flows - Three Months
    Ended April 30, 1995 and May 1, 1994................................  4


    Condensed Notes to Consolidated Financial Statements...............  5-6


ITEM 2.      Management's Discussion and Analysis of Financial
    Condition and Results of Operations................................. 7-9



PART II.       OTHER INFORMATION:

ITEM 4.   Submission of Matters to Vote of Security Holders ............  10

ITEM 6.   Exhibits and Reports on Form 8-K..............................  11

SIGNATURES  ............................................................  12

EXHIBIT INDEX  ......................................................... 13-14

EXHIBIT 11  ............................................................  15

EXHIBIT 27  ............................................................  16

                       PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

ASSETS                                          April 30,           January 29,
                                                  1995                  1995
Current Assets:
   Cash and cash equivalents        	   $    298,857            $    311,759
   Accounts receivable (net of allowance
    for doubtful accounts of $1,466,526
    and $845,843):
    Due from licensor stores and customers   10,808,563               6,408,629
    Other, including employee advances	      1,286,699               1,263,681

   Inventories	                              3,200,138               3,243,571
   Deferred income taxes	              2,255,733               1,952,293
   Prepaid expenses	                        600,712                 636,907
      Total Current Assets                   18,450,702              13,816,840


Property:

  Land and improvements                       1,169,495               1,169,495
  Building and improvements                   7,675,221               7,630,427
  Photographic and sales equipment           40,989,399              40,884,594
  Photographic finishing equipment           12,099,658              12,076,064
  Furniture and equipment                     9,526,172               9,475,787
  Transportation equipment                      205,664                 205,664
  Leasehold improvements                     10,398,302              10,408,620
  Construction in progress                    1,927,225               1,629,026
     Total                                   83,991,136              83,479,677

 Less:  Accumulated depreciation and
        amortization                         39,558,278              37,752,137
   Property, net                             44,432,858              45,727,540

Other Assets                                     12,569                  12,569

Total Assets                               $ 62,896,129            $ 59,556,949

LIABILITIES AND SHAREHOLDERS' EQUITY         April 30,              January 29,
                                                 1995                   1995

Current Liabilities:
   Short-term borrowings                  $   4,332,490         $       974,215
   Accounts payable-trade                    10,352,618              11,418,568
   Accounts payable--share repurchase         6,467,775                   --
   Accrued and withheld sales and
    payroll taxes                               344,677                 332,432
   Accrued income taxes                         607,669               1,492,427
   Accrued compensation                       4,048,138               3,015,943
   Other accrued liabilities                  4,428,101               3,279,824
   Total Current Liabilities                 30,581,468              20,513,409

Deferred Income Taxes                         3,490,693               3,083,062
Other Liabilities                             2,978,742               2,928,023





Shareholders' Equity:
 Preferred stock, $10.00 par value (authorized-
 2,000,000 shares; outstanding-none)                  -                       -

 Common Stock, $0.20 par value (authorized-
  20,000,000 shares; issued-7,447,571
  shares and 8,160,171 shares)                1,489,515               1,632,035

 Additional paid-in capital                   4,797,129              12,204,069
 Retained earnings                           19,722,432              19,444,035

 Cumulative foreign exchange translation       (150,485)               (215,087)
 adjustments


   Total                                     25,858,591              33,065,052

 Less: Unearned compensation                     13,365                  32,597

   Total Shareholders' Equity                25,845,226              33,032,455

Total Liabilities and Shareholders' Equity $ 62,896,129            $ 59,556,949

See Condensed Notes to Consolidated Financial Statement

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                             THREE MONTHS ENDED
                                            APRIL 30,        May 1,
                                              1995           1994
SALES.................................... $32,608,631    $29,936,444

COSTS AND EXPENSES:
  Advertising and promotional costs......   3,631,529      4,047,749
  Costs of photographic sales............  10,765,755     11,437,989
  Store commissions and selling costs....  10,375,239      9,273,647
  General and administrative expenses....   6,317,963      4,999,830
     Total costs and expenses............  31,090,486     29,759,215

INCOME FROM OPERATIONS...................   1,518,145        177,229

  Interest expense, net..................      53,961         70,278

INCOME BEFORE INCOME TAXES...............   1,464,184        106,951

INCOME TAX PROVISION.....................     613,183         43,300


NET INCOME............................... $   851,001    $    63,651

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Primary................................   8,480,862      8,546,334
  Fully Diluted..........................   8,523,329      8,546,334

PRIMARY AND FULLY DILUTED EARNINGS PER
  COMMON SHARE:

  Net Income............................. $      0.10    $      0.01
CASH DIVIDENDS PER COMMON SHARE.......... $      0.07    $      0.07


See Condensed Notes to Consolidated Financial Statements.

                  PCA INTERNATIONAL, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED APRIL 30, 1995
                                 (UNAUDITED)

                                                                                             CUMULATIVE
                                                                                              FOREIGN
                                                              ADDITIONAL                      CURRENCY
                                       COMMON STOCK            PAID-IN         RETAINED      TRANSLATION     UNEARNED
                                  SHARES         AMOUNT        CAPITAL         EARNINGS      ADJUSTMENTS   COMPENSATION
BALANCE, JANUARY 29,1995:...... 8,160,171     $1,632,035     $12,204,069     $19,444,035     $ (215,087)    $ (32,597)

Net income.....................                                                  851,001

Exercise of stock options......    31,700          6,340         164,834

Dividends......................                                                 (572,604)

Acquisition of Company stock...  (744,300)      (148,860)     (7,565,092)

Compensatory stock options.....                                                                                12,550

Canceled compensatory stock
  options......................                                   (6,682)                                       6,682

Foreign currency translation
  adjustment...................                                                                  64,602

BALANCE, APRIL 30, 1995:....... 7,447,571     $1,489,515     $ 4,797,129     $19,722,432     $ (150,485)    $ (13,365)


See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                APRIL 30,        May 1,
                                                                 1995            1994
OPERATING ACTIVITIES:
  Net income................................................ $   851,001     $       63,651
  Adjustments to reconcile net income to net cash used
    in operating
    activities:
      Depreciation..........................................   2,041,434          1,695,615
      Increase in allowance for doubtful accounts...........     619,173            279,644
      Provision for deferred income taxes...................     104,191            251,374
      Loss on disposal of property..........................      48,012              6,143
      Compensatory stock option expense.....................      12,550             46,873
      Increase in other liabilities.........................      50,719             22,905
      Increase in other noncurrent assets...................           -            (46,907)
      Changes in operating assets and liabilities:
        Increase in accounts receivable.....................  (5,040,981)        (4,792,491)
        Decrease in inventories.............................      45,960            507,132
        Increase in deferred costs applicable to
          unsold portraits..................................           -           (197,896)
        Decrease in prepaid expenses........................      36,436            111,114
        Decrease in accounts payable........................  (1,079,168)        (5,372,136)
        Increase (decrease) in accrued expenses.............   1,293,448         (2,180,919)
  NET CASH USED IN OPERATING ACTIVITIES.....................  (1,017,225)        (9,605,898)

INVESTING ACTIVITIES:
  Purchase of property......................................    (740,044)        (6,306,121)
  Proceeds from sale of fixed assets........................       7,223             21,068
  NET CASH USED IN INVESTING ACTIVITIES.....................    (732,821)        (6,285,053)

FINANCING ACTIVITIES:
  Increase in short-term borrowings.........................   3,358,275         12,112,657
  Exercise of stock options.................................     171,174             36,114
  Acquisition of company stock..............................  (1,246,177)                 -
  Cash dividends............................................    (572,604)          (569,742)
  NET CASH PROVIDED FROM FINANCING ACTIVITIES...............   1,710,668         11,579,029

  Effect of exchange rate changes on cash...................      26,476              9,048

  DECREASE IN CASH AND CASH EQUIVALENTS.....................     (12,902)        (4,302,874)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     311,759          5,118,896

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................. $   298,857     $      816,022

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Flow Data:
    Interest paid........................................... $    17,027     $       36,432
    Income taxes paid....................................... $ 1,342,384     $      300,273
  Schedule of Non-cash Financial  Activities:
    Stock options canceled and unearned compensation
      credited.............................................. $     6,682      $       52,250

    Acquisition of Common Stock not paid.................... $ 6,467,775     $            -

See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    With respect to the significant accounting policies of PCA International, Inc., and its subsidiaries (the "Company"), which are wholly-owned, reference is made to note 1 of the financial statements in the Company's Form 10-K filed for the fiscal year ended January 29, 1995. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.



2.STOCK OPTIONS:

    The Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") provides for the grant of up to 1,425,000 non-qualified stock options to key employees and non-employee Directors. As of April 30, 1995, options for approximately 457,950 shares were exercisable and in-the-money; options for 170,500 shares were exercisable and out-of-the-money; and options for 29,850 shares were available for future grant under the 1990 Plan. As of May 1, 1994, options for 331,550 shares were exercisable and in-the-money and options for 132,350 shares were exercisable and out-of-the-money.


    The Company's 1992 Non-Qualified Stock Option Plan (the "1992 Plan") provides for the grant of 1,725,000 non-qualified stock options to key employees and non-employee Directors of the Company. As of April 30, 1995, options for 107,300 shares were exercisable and in-the-money, options for 201,500 shares were exercisable and out-of-the-money; and options for 899,500 shares were available for future grant under the 1992 Plan. As of May 1, 1994, options for 221,000 shares were exercisable and out-of-the-money.


    The following table summarizes all stock option activity for the three months ended April 30, 1995:

                      NUMBER OF         OPTION
                       SHARES            PRICE
OPTIONS OUTSTANDING
  JANUARY 29, 1995... 1,880,550     $ 1.67-$17.00
     Exercised.......   (31,700)    $ 1.67-$ 9.67
     Canceled........   (69,700)    $ 1.67-$16.33
     Granted.........    42,000     $10.13
OPTIONS OUTSTANDING
  APRIL 30, 1995..... 1,821,150     $ 1.67-$17.00

                     PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following table summarizes all stock option activity for the three months ended May 1, 1994:

                      NUMBER OF            OPTION
                         SHARES             PRICE
OPTIONS OUTSTANDING
  JANUARY 30, 1994... 1,787,750     $ 1.67-$20.25
     Exercised.......    (8,600)    $ 1.67
     Canceled........    (9,900)    $ 1.67-$15.59
     Granted.........    21,500     $10.25
OPTIONS OUTSTANDING
  MAY 1, 1994........ 1,790,750     $ 1.67-$20.25
3.  COMMON STOCK:

    On March 8, 1995, the Company's Board of Directors increased the number of shares authorized for repurchase by 754,490, bringing the total number of shares authorized for repurchase to 1,000,000. During the first quarter, the Company purchased, in various transactions, 744,300 shares. The average purchase price per share was $10.36.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company provides portrait photography services, primarily in permanent studios operated in Kmart stores, throughout the United States and Canada. In its Institutional Division, the Company also provides portrait services to church congregations through traveling promotions. The Company's Kmart Store Division accounted for approximately 95% of sales during the first quarter of fiscal 1995.


    The Company completed the phase-out of its Kmart traveling photography studios in July 1994. Prior to August 1994, the Company operated one-week traveling, or portable, studio promotions in Kmart stores that did not have a permanent studio. Because portrait services from traveling promotions were available, on average, only seven weeks per year in any given Kmart location, the Company has engaged for the past several years in a continuing program of converting its traveling promotion business in Kmart stores to permanent studios. Traveling promotion sales in Kmart stores were $1.8 million in the first quarter of fiscal 1994.


    The Company completed the conversion in all of its Kmart studio locations to its new Digital Imaging System technology in July 1994. The new Digital Imaging System allows customers to approve each portrait during the photography session as each pose is displayed on a video monitor. With this technology, the Company no longer relies on the production of portraits on a speculative basis, but produces only those portraits which the customer purchases. The conversion to digital technology has resulted in very significant changes in the Company is operations, increasing the emphasis on higher quality portraits and service and allowing the Company to improve its per-customer sales average. The Company also has benefited from lower production costs primarily through the elimination of waste from speculative portrait production.


    During the last half of fiscal 1994, the Company restructured the management of day-to-day operations. The new management structure has allowed the President more time to explore ways to leverage PCA's technology and expertise through diversification.


SEASONALITY


    The Company's portrait photography business is seasonal, with the greatest sales volume occurring in the fourth fiscal quarter during the Thanksgiving and Christmas holiday seasons. The fourth quarters of fiscal 1994 and 1993 contributed approximately 31% and 35%, respectively, of annual sales and 79% and 93%, respectively, of earnings for such years. The Company's operations can also be adversely affected by inclement weather.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS
    The following table presents the percentage of sales represented by the following line items from the Company is statements of income for the periods indicated:


                             THREE MONTHS ENDED
                             APRIL 30,    MAY 1,
                                1995       1994

Sales........................  100.0%     100.0%
Costs and expenses...........   95.3       99.4
Income from operations.......    4.7        0.6
Interest expense.............    0.2        0.2
Income before income taxes...    4.5        0.4
Income tax provision.........    1.9        0.2
Net income...................    2.6%       0.2%

    Sales for the Company's 1995 first quarter were $32.6 million, an increase of 9% over sales of $29.9 million for the first quarter of 1994. Operating profit for the first quarter of fiscal 1995 was $1.5 million, an increase of $1.3 million as compared to the corresponding period in fiscal 1994. The operating profit margin was 4.7% in the first quarter of fiscal 1995 versus 0.6% in the first quarter of 1994. Net income increased to $0.9 million from $0.1 million in the first quarter of fiscal 1994.


    The sales increase is attributable to significantly higher average sales per customer in Kmart permanent studios. Sales in Kmart permanent studios were $30.9 million in the first quarter of 1995, an increase of 17%, and the average customer purchase increased by 20% to $59.46 as compared to the first quarter of fiscal 1994. In the fourth quarter of fiscal 1994, the average customer purchase was $50.78. The Company attributes the increases in average sales to consumer acceptance of its Digital Imaging System, improved compensation plans which have enabled the Company to retain quality studio managers, and training programs designed to enhance the portrait photography experience. Partially offsetting these sales increases are the loss of $1.8 million in sales from the Kmart traveling business which the Company phased out during the second quarter of 1994 and a decline in the number of customers photographed in permanent studios. In the first quarter of 1995, the Company photographed 519,022 customers in permanent studios (including 145 new studios opened between May 1, 1994, and April 30, 1995), a decrease of 2.2% from 530,764 in the first quarter of 1994. The Company believes the reduction in customers photographed reflects its emphasis on improved customer service, a decrease in retail customers generally at Kmart stores, and the increased number of permanent portrait studios operated by its competitors. Sales in the Institutional Division decreased by 5% to $1.7 million in the quarter.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


    The increase in income from operations is attributable to higher average sales per customer and lower production costs, which the Company is able to achieve from its proprietary Digital Imaging System. Partially offsetting these factors are additional incentive compensation costs incurred as the result of higher average sales and increased profitability.


    Corporate general and administrative expenses increased by $0.9 million in the first quarter, from $1.2 million in fiscal 1994 to $2.1 million. The increased expense was largely related to employee costs resulting from the Company's higher income.


    The income tax provision for the first quarter of fiscal 1995 was $0.6 million. This resulted in an effective tax rate of 41.9% for fiscal 1995 versus 40.5% in fiscal 1994. The increase in the effective tax rate is generally attributable to higher state tax rates.


LIQUIDITY AND CAPITAL RESOURCES


    The Company's principal sources of working capital are cash from operations and the Company's revolving line of credit. On April 30, 1995, the Company had $4.3 million in short-term debt outstanding and $0.3 million in cash and cash equivalents. The Company has a $16.0 million revolving line of credit with NationsBank of North Carolina, N.A., ("NationsBank") to meet seasonal capital requirements.


    During February, March and April of 1995 (the first quarter of fiscal
1995), the Company had property additions in excess of $0.7 million, principally for materials and equipment for the addition of 32 Kmart permanent studios. After recent discussions with Kmart representatives, the Company expects to open 50 to 100 permanent studios in 1995. Kmart Corporation has stated that they will continue to review their stores' performance and will selectively close underperforming stores. Operating activities used $1.0 million in cash for the quarter.


    Shareholders' equity decreased by $7.2 million to $25.8 million, principally due to the repurchase of 744,300 shares of Common Stock, or 9.1% of the shares outstanding at the beginning of the quarter, of the Company's Common Stock for $7.7 million. Net income for the quarter was $0.9 million. Dividends paid in the quarter totaled $0.6 million.


    The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1995 from operations, augmented by borrowings under its line of credit for seasonal credit needs. Due to the seasonality of the Company's operations, cash is generally consumed during the first fiscal quarter. During the remaining fiscal quarters, operating activities usually generate cash.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    (a)  The Annual Meeting was held on May 24, 1995.

    (b)Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

    (c) At the Annual Meeting of Shareholders held on May 24, 1995, the following four matters were voted upon and passed. The tabulation of votes was:


   (1) The election of eight Directors to serve until the 1996 Annual Meeting of Shareholders:



                                VOTES IN FAVOR             WITHHOLD AUTHORITY
                           IN PERSON     AS PROXY      IN PERSON       AS PROXY

R. Stuart Dickson                        7,475,807                    93,893

Peter B. Foreman                         7,476,607                    93,093

George Friedman                          7,476,457                    93,243

John Grosso                              7,476,307                    93,393

Charlotte H.                             7,476,307                    93,393
Mason

Joseph H. Reich                          7,467,607                    93,039

Albert F. Sloan                          7,476,307                    93,393

Stanley Tulchin                          7,476,120                    93,580

    (2) Ratification of the proposal to approve amendments to the Company's 1992 Non-Qualified Stock Option Plan to grant certain stock options to non-employee Directors pursuant to a formula and to allow non-employee Directors to elect to receive their Director's compensation in the form of stock options in lieu of cash:

      VOTES IN FAVOR              VOTES AGAINST               ABSTENTIONS
IN PERSON        AS PROXY    IN PERSON     AS PROXY    IN PERSON      AS PROXY
                6,519,296                  261,929                    127,831


    (3) Ratification of the proposal to approve the amendment to the Company's Articles of Incorporation to eliminate certain potential liability of Directors for monetary damages:



        VOTES IN FAVOR            VOTES AGAINST              ABSTENTIONS
    IN PERSON    AS PROXY     IN PERSON    AS PROXY   IN PERSON    AS PROXY
                7,272,296                   138,478                 121,926


    (4) Ratification of the proposal to select KPMG Peat Marwick LLP to continue as Independent Auditors for the 1995 fiscal year:


          VOTES IN FAVOR            VOTES AGAINST             ABSTENTIONS
      IN PERSON    AS PROXY    IN PERSON    AS PROXY    IN PERSON    AS PROXY
                  7,538,341                  26,013                     5,346



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11  Computation of Primary and Fully Diluted Earnings Per Common Share

         27    Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PCA INTERNATIONAL, INC.


                                           PCA INTERNATIONAL, INC.
                                          (Registrant)



Date:  June 8, 1995                        /s/ John Grosso
                                           John Grosso
                                           President
                                           (Principal Executive Officer)



Date:  June 8, 1995                       /s/ Bruce A. Fisher
                                          Bruce A. Fisher
                                          Senior Vice President
                                          (Principal Accounting Officer)

                       PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                                       EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                       PAGE NUMBER



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

10(e) The 1992 Non-Qualified Stock Option Plan, as amended and restated as of May 24, 1995.

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

                                     PCA INTERNATIONAL, INC., AND SUBSIDIARIES


10(h)     Amendment dated as of March 31, 1995, to Loan Agreement between
          PCA International, Inc., Photo Corporation of America, PCA National, Inc., PCA Photo Corporation of Canada, Inc., and PCA Mexico, S.A. de C.V. and NationsBank of North Carolina, N.A., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended January 29, 1995

11        Computation of Primary and Fully Diluted Earnings Per Common Share

27        Financial Data Schedule