Form 10-Q
period 1995-10-29
PCA INTERNATIONAL INC
filed 1995-12-12
CIK 76791

SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549


                                                  FORM 10-Q


         ----
          X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ----
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED OCTOBER 29, 1995


         ----
                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ----
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______________ TO
                                ________________


                         Commission File Number: 0-8550


                             PCA INTERNATIONAL, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NORTH CAROLINA                                        56-0888429
---------------------------------                   ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                           815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (704) 847-8011
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES X NO____



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, $0.20 PAR VALUE                          7,481,871
----------------------------------         -----------------------------------
             CLASS                            OUTSTANDING AT DECEMBER 1, 1995

                            PCA INTERNATIONAL, INC., AND SUBSIDIARIES


                                            I N D E X


PART I.             FINANCIAL INFORMATION:                                                        PAGE NO.

ITEM 1.             FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets - October 29, 1995, and
                        January 29, 1995...................................                           1


                    Consolidated Statements of Income - Three Months and Nine Months
                        Ended October 29, 1995 and October 30, 1994....................               2


                    Consolidated Statement of Changes in Shareholders' Equity - Nine
                        Months Ended October 29, 1995...................................              3


                    Consolidated Statements of Cash Flows - Nine Months Ended
                        October 29, 1995 and October 30, 1994.......................                  4


                    Condensed Notes to Consolidated Financial Statements............                 5-6


ITEM 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................                 7-9




PART II.            OTHER INFORMATION:

ITEM 6.             Exhibits and Reports on Form 8-K................................                 10

SIGNATURES          ................................................................                 10

EXHIBIT INDEX       ................................................................                11-12

EXHIBIT 11          ................................................................                 13

EXHIBIT 27          ................................................................                 14


                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




---------------------------------------------------------------------------------------
                                                       OCTOBER 29,       January 29,
ASSETS                                                     1995             1995
---------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents.........................  $     496,275    $     311,759
   Accounts receivable (net of allowance for
    doubtful accounts of $1,765,022 and $845,843):
       Due from licensor stores and customers........     13,399,524        6,408,629
       Other, including employee advances............        318,484        1,263,681
   Inventories.......................................      3,163,405        3,243,571
   Deferred income taxes.............................      2,583,874        1,952,293
   Prepaid expenses..................................        591,623          636,907
                                                      ---------------   ---------------

       TOTAL CURRENT ASSETS..........................     20,553,185       13,816,840
                                                      ---------------   ---------------




PROPERTY:
   Land and improvements.............................      1,169,495        1,169,495
   Building and improvements.........................      7,679,071        7,630,427
   Photographic and sales equipment..................     42,894,216       40,884,594
   Photographic finishing equipment..................     12,133,745       12,076,064
   Furniture and equipment...........................      9,908,600        9,475,787
   Transportation equipment..........................        206,807          205,664
   Leasehold improvements............................     11,787,347       10,408,620
   Construction in progress..........................      2,171,360        1,629,026
                                                      ---------------   ---------------
       Total.........................................     87,950,641       83,479,677
   Less:  Accumulated depreciation and amortization..     43,532,198       37,752,137
                                                      ---------------   ---------------
       PROPERTY, NET.................................     44,418,443       45,727,540
                                                      ---------------   ---------------
OTHER ASSETS.........................................         26,269           12,569
                                                      ---------------   ---------------

TOTAL ASSETS.........................................    $64,997,897      $59,556,949
                                                      ===============   ===============
----------------------------------------------------------------------------------------------
                                                            OCTOBER 29,        January 29,
                                                               1995               1995


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings..................................  $  8,959,175       $    974,215
   Accounts payable-trade.................................    11,496,830         11,418,568
   Accrued and withheld sales and payroll taxes...........       315,257            332,432
   Accrued income taxes...................................       643,750          1,492,427
   Accrued compensation...................................     3,789,242          3,015,943
   Other accrued liabilities..............................     5,828,460          3,279,824
                                                           ----------------   ----------------
       TOTAL CURRENT LIABILITIES..........................    31,032,714         20,513,409
                                                           ----------------   ----------------

DEFERRED INCOME TAXES.....................................     3,990,532          3,083,062
                                                           ----------------   ----------------

OTHER LIABILITIES.........................................     3,060,474          2,928,023
                                                           ----------------   ----------------



SHAREHOLDERS' EQUITY:
   Preferred stock, $10.00 par value
    (authorized-2,000,000 shares; outstanding-none).......            --                 --
   Common Stock, $0.20 par value (authorized-20,000,000
    shares; issued-7,481,871 shares and 8,160,171 shares).
                                                               1,496,375          1,632,035
   Additional paid-in capital.............................     5,044,629         12,204,069
   Retained earnings......................................    20,552,243         19,444,035
   Cumulative foreign currency translation adjustments....      (179,070)          (215,087)
                                                           ----------------   ----------------
       Total..............................................    26,914,177         33,065,052
   Less: Unearned compensation............................            --             32,597
                                                           ----------------   ----------------

       TOTAL SHAREHOLDERS' EQUITY.........................    26,914,177         33,032,455
                                                           ----------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................   $64,997,897        $59,556,949
                                                           ================   ================



See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               ------------------------------    ---------------------------------
                                                                OCTOBER 29,       October 30,        OCTOBER 29,       October 30,
                                                                    1995             1994               1995              1994
                                                               --------------    -------------     ---------------    -------------
   SALES                                                          $36,890,845      $38,695,847         $98,129,089      $99,737,100
                                                               --------------    -------------     ---------------    -------------

   COSTS AND EXPENSES:
      Advertising and promotional costs.......................      4,194,123        6,367,690          11,127,541       15,091,149
      Costs of photographic sales.............................     12,536,703       12,828,303          33,463,609       36,232,491
      Store commissions and selling costs.....................     11,452,713       11,535,672          31,214,335       30,931,904
      General and administrative expenses.....................      5,690,289        6,004,057          17,235,289       16,132,859
                                                                                                                      -------------
                                                               --------------    -------------     ---------------
         Total costs and expenses.............................     33,873,828       36,735,722          93,040,774       98,388,403
                                                               --------------    -------------     ---------------    -------------

   INCOME FROM OPERATIONS.....................................      3,017,017        1,960,125           5,088,315        1,348,697

      Interest expense, net...................................        178,188          118,164             443,733          373,117
                                                               --------------    -------------     ---------------    -------------

   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES......
                                                                    2,838,829        1,841,961           4,644,582          975,580

   INCOME TAX PROVISION.......................................      1,161,360          747,358           1,917,610          396,864
                                                               --------------    -------------     ---------------    -------------

   INCOME FROM CONTINUING OPERATIONS..........................      1,677,469        1,094,603           2,726,972          578,716

   INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)..
                                                                           --               --                  --          412,406
                                                               --------------    -------------     ---------------    -------------

   NET INCOME.................................................    $ 1,677,469      $ 1,094,603        $  2,726,972    $     991,122
                                                               ==============    =============     ===============    =============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Primary.................................................      8,030,550        8,589,844           8,149,227        8,554,272
                                                               ==============    =============     ===============    =============

      Fully Diluted...........................................      8,030,710        8,622,658           8,236,618        8,608,844
                                                               ==============    =============     ===============    =============

   PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE:
      Income from continuing operations.......................         $ 0.21          $ 0.13             $ 0.33            $  0.07

      Discontinued operations.................................             --               --                  --             0.05
                                                               --------------    -------------     ---------------    -------------

      Net income..............................................         $ 0.21          $ 0.13              $ 0.33            $ 0.12
                                                               ==============    =============     ===============    =============

   CASH DIVIDENDS PER COMMON SHARE............................         $ 0.07          $ 0.07              $ 0.21            $ 0.21
                                                               ==============    =============     ===============    =============


   See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED OCTOBER 29, 1995
                                   (UNAUDITED)


                                                                                                       CUMULATIVE
                                                                                                        FOREIGN
                                                                      ADDITIONAL                        CURRENCY
                                            COMMON STOCK                PAID-IN         RETAINED      TRANSLATION        UNEARNED
                                     ----------------------------
                                       SHARES          AMOUNT           CAPITAL         EARNINGS      ADJUSTMENTS       COMPENSATION
                                     ------------    ------------    --------------   -------------  --------------    -------------

BALANCE, JANUARY 29,1995:..........    8,160,171      $1,632,035       $12,204,069     $19,444,035       $(215,087)        $(32,597)

Net income.........................                                                      2,726,972

Exercise of stock options..........       66,000          13,200           414,584

Dividends..........................                                                     (1,618,764)

Acquisition of Company stock.......     (744,300)       (148,860)       (7,565,092)

Compensatory stock options.........                                                                                          23,665

Canceled compensatory stock options
                                                                            (8,932)                                           8,932

Foreign currency translation
   adjustment......................                                                                          36,017
                                     ------------    ------------    --------------   -------------  --------------    -------------

BALANCE, OCTOBER 29, 1995:.........    7,481,871      $1,496,375      $  5,044,629     $20,552,243       $(179,070)    $          0
                                     ============    ============    ==============   =============  ==============    =============





See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                         -------------------------------
                                                                          OCTOBER 29,      October 30,
                                                                             1995              1994
                                                                         --------------    -------------
OPERATING ACTIVITIES:
   Net income..........................................................     $2,726,972      $   991,122
   Adjustments to reconcile net income to net cash provided from operating
     activities:
       Depreciation....................................................      6,259,425        5,514,385
       Increase in allowance for doubtful accounts.....................        917,930          882,386
       Provision for deferred income taxes.............................        275,889          382,181
       Loss from disposal of fixed assets..............................        112,089           68,988
       Compensatory stock option expense...............................         23,665          170,130
       Increase in other liabilities...................................        132,451           80,804
       (Increase) decrease in other noncurrent assets..................        (13,700)          82,362
       Changes in operating assets and liabilities:
         Increase in accounts receivable...............................     (6,982,071)      (9,616,883)
         Decrease in inventories.......................................         81,571          306,965
         Increase in deferred costs applicable to unsold portraits.....             --          (64,957)
         Decrease in prepaid expenses..................................         45,533           44,904
         Increase in accounts payable..................................         70,276        1,898,313
         Increase (decrease) in accrued expenses.......................      2,452,206         (455,938)
                                                                         --------------    -------------

   NET CASH PROVIDED FROM OPERATING ACTIVITIES.........................      6,102,236          284,762
                                                                         --------------    -------------

INVESTING ACTIVITIES:
   Purchase of property................................................     (5,066,579)     (13,770,754)
   Proceeds from sale of fixed assets..................................         47,311           70,883
                                                                         --------------    -------------

   NET CASH USED IN INVESTING ACTIVITIES...............................     (5,019,268)     (13,699,871)
                                                                         --------------    -------------

FINANCING ACTIVITIES:
   Increase in short-term borrowings...................................      7,984,960       10,860,026
   Exercise of stock options...........................................        427,784           68,956
   Acquisition of company stock........................................     (7,713,952)              --
   Cash dividends......................................................     (1,618,764)      (1,710,528)
                                                                         --------------    -------------

   NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES...............       (919,972)       9,218,454
                                                                         --------------    -------------

   Effect of exchange rate changes on cash.............................         21,520           80,356
                                                                         --------------    -------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................        184,516       (4,116,299)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................        311,759        5,118,896
                                                                         --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................    $   496,275       $1,002,597
                                                                         ==============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Flow Data:
     Interest paid.....................................................    $   269,060      $   335,891
                                                                         ==============    =============
     Income taxes paid.................................................     $2,375,920      $   482,520
                                                                         ==============    =============
   Schedule of Non-cash Financial Activities:
     Stock options canceled and unearned compensation credited.........  $       8,932     $     69,665
                                                                         ==============    =============


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


2.     OTHER ACCRUED LIABILITIES:


                                                         OCTOBER 29,              January 29,
                                                             1995                    1995
                                                       -----------------        ----------------
        Costs accrued to complete church
            directories..............................        $1,063,486              $1,081,271

        Accrued insurance............................         2,398,169                 727,125

        Accrued expenses.............................           984,488                 893,897

        Other........................................         1,382,317                 577,531
                                                       -----------------        ----------------

                                                             $5,828,460              $3,279,824
                                                       =================        ================


3.     STOCK OPTIONS:
         The Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") provides for the grant of up to 1,425,000 non-qualified stock options to key employees and non-employee Directors. As of October 29, 1995, options for approximately 462,850 shares were exercisable and in-the-money; options for 225,600 shares were exercisable and out-of-the-money; and options for 10,850 shares were available for future grant under the 1990 Plan. As of October 30, 1994, options for 359,600 shares were exercisable and in-the-money and options for 153,250 shares were exercisable and out-of-the-money.

         The Company's 1992 Non-Qualified Stock Option Plan (the "1992 Plan") provides for the grant of 1,725,000 non-qualified stock options to key employees and non-employee Directors of the Company. As of October 29, 1995, options for 128,300 shares were exercisable and in-the-money; options for 201,500 shares were exercisable and out-of-the-money; and options for 793,700 shares were available for future grant under the 1992 Plan. As of October 30, 1994, options for 216,500 shares were exercisable and out-of-the-money.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table summarizes all stock option activity for the nine months ended October 29, 1995 and the prior year nine months ended October 30, 1994:



                                                                 NUMBER OF SHARES             OPTION
                                                                                              PRICE
                                                                 ----------------- ---- -------------------
     OPTIONS OUTSTANDING JANUARY 29, 1995......................         1,880,550       $  1.67-$17.00
                EXERCISED......................................           (66,000)      $  1.67-$10.00
                CANCELED.......................................           (99,700)      $  1.67-$16.33
                GRANTED........................................           196,800       $ 10.13-$12.88
                                                                 =================
     OPTIONS OUTSTANDING OCTOBER 29, 1995......................         1,911,650       $  1.67-$17.00
                                                                 =================


     OPTIONS OUTSTANDING JANUARY 30, 1994......................         1,787,750       $  1.67-$20.25
                EXERCISED......................................           (17,300)      $  1.67
                CANCELED.......................................           (82,100)      $  1.67-$16.33
                GRANTED........................................           216,500       $  9.50-$10.25
                                                                 -----------------
     OPTIONS OUTSTANDING OCTOBER 30, 1994......................         1,904,850       $  1.67-$20.25
                                                                 -----------------



4.     COMMON STOCK:
         On March 8, 1995, the Company's Board of Directors increased the number of shares authorized for repurchase by 754,490, bringing the total number of shares authorized for repurchase to 1,000,000. During the first nine months, the Company purchased, in various transactions, 744,300 shares. The average purchase price per share was $10.36.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company provides portrait photography services, primarily in permanent studios operated in Kmart stores, throughout the United States, Canada, Mexico, Puerto Rico, and the Virgin Islands. In its Institutional Division, the Company also provides portrait services to church congregations through traveling promotions. The Company's Kmart Store Division accounted for approximately 95% of sales during the third quarter and the first nine months of fiscal 1995.

         The Company completed the phase-out of its Kmart traveling photography promotions in July 1994. Prior to August 1994, the Company operated one-week traveling promotions on a seven-week rotating cycle in Kmart stores that did not have a permanent studio. Traveling promotion sales in Kmart stores were $3.3 million for the first nine months of fiscal 1994.

         The Company completed the conversion in all of its Kmart studio locations to its new Digital Imaging System technology in July 1994. The new Digital Imaging System allows customers to approve each portrait during the photography session as each pose is displayed on a video monitor. With this technology, the Company no longer relies on the production of portraits on a speculative basis, but produces only those custom portraits that the customer purchased. The conversion to digital technology has resulted in very significant changes in the Company's operations, increasing the emphasis on higher-quality portraits and service and allowing the Company to improve its per-customer sales average. The Company also has benefited from lower production costs primarily through the elimination of waste from speculative portrait production.

         During the second quarter of 1995, Kmart Corporation announced the closing of 72 stores. The Company had portrait studios in 34 of those stores. The Company discontinued operating in these 34 locations in the second quarter and reassigned the assets to new locations in the second and third quarters of fiscal 1995. (In January 1995, Kmart Corporation closed 110 stores, including 24 in which the Company operated studios.) During the third quarter, the Company opened 61 new studios and at October 29, 1995, the Company was operating 1,496 Kmart permanent studios, a net increase of 79 studios for the first nine months of 1995, after giving effect to the Kmart store closings noted above. In the U.S., the Company currently operates portrait studios in 1,385 of Kmart's approximately 2,150 discount stores. Kmart Corporation has announced preliminary plans to close approximately 70 stores in 1996. The Company does not know which Kmart stores will be closed, thus cannot predict how many portrait studios will be effected. There can be no assurance, however, that Kmart Corporation will not close additional stores in the future or that the Company will be able to reallocate studio assets to new studios in the event of additional studio closings.

         During the last half of fiscal 1994, the Company restructured the management of day-to-day operations. The new management structure has allowed the President more time to explore ways to leverage PCA's technology and expertise through diversification. As part of the

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Company's diversification activities, the first phase of a permanent pet photography studio test program with PETsMART began in the second quarter. The pilot program will run through January 1996.

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

RESULTS OF OPERATIONS

         The table below presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:


----------------------------------------------- ----------------------------------- -- ---------------------------------

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                ----------------------------------- -- ---------------------------------
                                                 OCTOBER 29,         OCTOBER 30,        OCTOBER 29,       OCTOBER 30,
                                                     1995               1994               1995               1994
                                                --------------- -- ---------------- -- -------------- -- ---------------

   SALES                                        100.0%             100.0%              100.0%            100.0%
   COSTS AND EXPENSES                           91.8               94.9                94.8              98.6
                                                ---------------    ----------------    --------------    ---------------
   INCOME FROM OPERATIONS                       8.2                5.1                 5.2               1.4
   INTEREST EXPENSE                             0.5                0.3                 0.5               0.4
                                                ---------------    ----------------    --------------    ---------------
   INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                              7.7                4.8                 4.7               1.0
   INCOME TAX PROVISION                         3.2                2.0                 1.9               0.4
                                                ---------------    ----------------    --------------    ---------------
   INCOME FROM CONTINUING OPERATIONS            4.5                2.8                 2.8               0.6
   INCOME FROM DISCONTINUED OPERATIONS (NET
      OF INCOME TAXES)                         --                 --                  --                 0.4
                                                ===============    ================    ==============    ===============
   NET INCOME                                   4.5%               2.8%                2.8%              1.0%
                                                ===============    ================    ==============    ===============

----------------------------------------------- --------------- -- ---------------- -- -------------- -- --------------- --

         Sales for the Company's 1995 third quarter were $36.9 million, a decrease of 5% from the third quarter of 1994. For the nine months, 1995 sales decreased approximately 2%, to $98.1 million. The reduction in third quarter sales reflects a $1.8 million decline, or 5%, in sales from Kmart portrait studios, and a decrease of $0.2 million, or 8%, in Institutional Division sales. The lower Kmart sales reflect a 6% decline in the number of customers photographed, which the Company attributes to an increase in the number of competitive portrait studios. The average customer purchase increased slightly during the 1995 third quarter, and the Company achieved some sales increase from its expanded PETsMART test.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         Despite the reduction in sales, income from continuing operations, as a percentage of sales, increased from 2.8% to 4.5%, as a result of the reduction in costs and expenses, as a percentage of sales, from 94.9% to 91.8%. The improvement reflects the elimination of introductory advertising expense incurred in fiscal 1994 to introduce the Company's new Digital Imaging System, as well as administrative cost savings principally attributable to savings in national meeting expenses. Production costs were higher, in proportion to the larger average portrait packages purchased, and expenses related to the PETsMART pilot program reduced net income by approximately $0.02 per share.

         For the first nine months of fiscal 1995, sales decreased by 2% to $98.1 million, principally as the result of the termination of Kmart traveling promotions. Costs and expenses, as a percentage of sales, decreased from 98.6% to 94.8%, as the result of lower advertising expense. Net income as a percentage of sales improved for the nine months from 1% to 2.8%, even though the 1994 period included a one-time gain of 0.4% from the discontinuance of department store operations.

         The income tax provision for the first nine months of fiscal 1995 was $1.9 million. This resulted in an effective tax rate of 41.3% for fiscal 1995. For the first nine months of fiscal 1994, the Company had a tax provision of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital are cash from operations and the Company's revolving line of credit. On October 29, 1995, the Company had $9.0 million in short-term debt outstanding and $0.5 million in cash and cash equivalents. The Company has a $16.0 million revolving line of credit with NationsBank of North Carolina, N.A., ("NationsBank") to meet seasonal capital requirements.

         During August, September, and October of 1995 (the third quarter of fiscal 1995), the Company had property additions of $3.0 million, principally for materials and equipment for the Company's Kmart permanent studios. Operating activities provided $3.9 million in cash to the Company.

          Shareholder's equity increased by $1.2 million to $26.9 million in the third quarter of fiscal 1995. Net income for the quarter was $1.7 million. Dividends paid in the quarter totaled $0.5 million.

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




                                 PCA INTERNATIONAL, INC.
                                 -----------------------------------------------
                                 (Registrant)



Date:  December 8, 1995          /s/ John Grosso
                                 -----------------------------------------------
                                 John Grosso
                                 President
                                 (Principal Executive Officer)



Date:  December 8, 1995          /s/ Bruce A. Fisher
                                 -----------------------------------------------
                                 Bruce A. Fisher
                                 Senior Vice President
                                 (Principal Accounting Officer)

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

     10(e) The 1992 Non-Qualified Stock Option Plan, as amended and restated, incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  April 30, 1995.

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





     10(h) Amendment dated as of March 31, 1995, to Loan Agreement between PCA International, Inc., Photo Corporation of America,
                  PCA National, Inc., PCA Photo Corporation of Canada, Inc., and
                  PCA Mexico, S.A. de C.V. and NationsBank of North Carolina,
                  N.A., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended
                  January 29, 1995.

     11           Computation of Primary and Fully Diluted Earnings Per Common Share

     27           Financial Data Schedule


                                       12

