Form 10-K
period 1996-01-28
PCA INTERNATIONAL INC
filed 1996-04-22
CIK 76791

Form 10-K

                            -------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 28, 1996--Commission File Number 0-8550


                            -------------------------

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


                            -------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $.20 par value per share
                                (Title of Class)


                            -------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 29, 1996, there were 7,448,771 shares of the registrant's common stock outstanding; the aggregate market value of such common stock (based on the closing price on the over-the-counter National Association of Securities Dealers National Market System) held by non-affiliates was approximately $93,575,186.

                       Documents Incorporated by Reference
     The information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed not later than 120 days after the end of the registrant's fiscal year 1995.

                                     PART I

                                ITEM 1. BUSINESS


GENERAL DEVELOPMENT

         THE COMPANY. PCA International, Inc. (the "Company") is a holding company engaged through its subsidiaries in the sale of photographic color portraits of children, adults, families, and pets. The Company operates in the United States, Canada, Puerto Rico, and the Virgin Islands. Executive offices and film developing and portrait processing facilities are located in Matthews, North Carolina. The Company was organized as a North Carolina corporation in 1967 and has been in business since 1967.

         The Company's 1995, 1994, and 1993 fiscal years constitute the 52-week periods ending January 28, 1996; January 29, 1995; and January 30, 1994, respectively. The Company's 1996 fiscal year is the 53-week period that will end February 2, 1997.

         CAPITAL EXPENDITURES. Capital expenditures in fiscal 1995 were $6.3 million, primarily for the addition of 91 Kmart studios, upgrading certain processing equipment in the Matthews, North Carolina, laboratory, and portrait studios and equipment in PETsMART pet photography studios. During fiscal year 1994, the Company spent approximately $14.7 million in capital expenditures principally to convert the remaining 672 of its existing permanent Kmart studios not converted in 1993 to the Company's new digital imaging system and to open 136 new permanent studios in Kmart stores. The capital expenditures to convert all permanent studios to the new digital imaging system totaled approximately $16 million over a two-year period.

         DIVERSIFICATION STRATEGY. As part of its objective to diversify, the Company began, in the second quarter of fiscal 1995, testing pet photography in a single retail location operated by the PETsMART chain. The test was expanded, in the third and fourth quarter of fiscal 1995, to 14 portrait studios in 2 retail markets. Portrait studios operating in PETsMART locations photograph pets and pets with their owners. The Company expects to open up to 115 additional portrait studios in PETsMART stores during 1996 through a separate subsidiary. The Company expects to fund the 1996 capital expansion of approximately $3.0 million from operations augmented by borrowings under its line of credit.

         ACQUISITION OF CANADIAN PHOTOGRAPHY BUSINESSES. In April 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd. The Company funded the purchase from cash on hand. In connection with the purchase, the Company's Canadian subsidiary has entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores. The Company expects to operate initially in approximately 50 Wal-Mart stores in Canada.

         PHASE-OUT OF TRAVELING STUDIOS. During fiscal year 1994, the Company completed the planned phase-out of traveling photography in temporary studios in Kmart stores. Most of the equipment and employees used in the traveling business were transferred to permanent Kmart studios. There was no material cost associated with the phase-out of the traveling business. Sales from the traveling business accounted for 2% and 16%, respectively, of the Company's sales during fiscal years 1994 and 1993.

INDUSTRY SEGMENT

         The Company operates in the portrait photography industry and photographs, processes, and sells photographic portraits. Within the industry, the Company services the children's preschool market and the pet market through permanent studio operations and services the adult and family markets through traveling promotions in churches and other institutions.

PERMANENT STUDIO OPERATIONS

         The Company operates permanent portrait studios in Kmart stores in the United States, primarily servicing the children's preschool portrait market, under a license agreement with Kmart Corporation that expires January 31, 1997. The Company's Kmart studio operations, including Canadian Kmart studios, contributed 94.8% of the Company's revenue in fiscal year 1995, 95.1% in 1994, and 95.6% in 1993. As noted above, the Company's Canadian subsidiary has entered into a license agreement to operate portrait studios in Wal-Mart stores in Canada, and the Company has recently begun operation of permanent studios for pet photography in the PETsMART chain.

         The typical permanent studio occupies approximately 200 square feet, consisting of a reception area, a camera room, and a portrait viewing and sales area. Generally, the permanent studio is staffed by one employee who performs both the photography and sales functions. At the end of fiscal year 1995, the Company operated 1,508 permanent Kmart store studios, a net increase of 91 from 1994. During 1995, 164 Kmart studios were opened and 73 Kmart studios were closed, for a net addition of 91 portrait studios. For fiscal year 1996, the Company expects no significant change in the number of studios in Kmart stores operating in the United States. At the end of fiscal 1995, the Company operated 107 Canadian Kmart studios and 4 Mexican Kmart studios. The Company ceased its Canadian and Mexican Kmart operations in April 1996. Sales in Canadian and Mexican portrait studios provided less than 5% of the Company's 1995 sales.

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

INSTITUTIONAL OPERATIONS

         The Company contracts with institutions, primarily church congregations, to photograph and sell individual and family group portraits of the congregation members. The Company does not pay commissions to the hosting institution, but provides a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the church or directly to the consumer. During fiscal 1995, the Company operated approximately 27 portable camera units each week for Institutional promotions. The Company does not expect the number of portable units in service to change significantly during 1996.

SEASONALITY

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual revenues and more than 60% of the Company's annual earnings. The fourth fiscal quarters of 1995, 1994, and 1993 accounted for approximately 32.2%, 31.2%, and 35.0%, respectively, of sales, and 64.2%, 79.3%, and 92.5%, respectively, of earnings for those years.

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

         Competition for the Company's products, especially in the children's preschool portrait market, centers on the quantity and quality of the portrait packages relative to the price charged. Other competitive factors include the quality of service, convenience of the studio to the customer, and the availability and benefits of the digital imaging technology. The major competitors in the market seek to attract new customers through advertised low-price portrait packages and the benefits of the new digital technology, or low-price session fees coupled with custom portrait ordering of individual portrait sheets. The Company believes that the quality of its portraits and service, which is enhanced by the digital imaging system, is an important factor in obtaining repeat business from customers.

LICENSES, TRADEMARKS, AND PATENTS

         The Company is party to a license agreement with Kmart Corporation that allows the Company to operate its permanent studios in the United States Kmart stores under the Kmart name in exchange for a commission from the Company based on a percentage of sales from the permanent studio in each store. The Company has continuously maintained its business relationship with Kmart Corporation for more than 28 years. The license agreement, which was renewed on July 1, 1994, expires January 31, 1997, and may be terminated by either party upon 60-days' notice. The loss of the license to do business in Kmart stores or the closing of a significant number of Kmart stores would have a materially adverse effect on the Company.

         On February 9, 1996, the Company's Canadian subsidiary entered into a license agreement with Wal-Mart Canada, Inc., to operate portrait studios in Wal-Mart's stores in Canada. The license agreement is for a five-year period on a store-by-store basis.

         The Company owns certain other patents, trademarks, and licenses that it does not believe are material to its business.

TECHNOLOGY:  RESEARCH AND DEVELOPMENT

         The Company has developed a proprietary digital imaging system that allows the customer to view a digital proof of each pose on a high-resolution video monitor as the photographer takes the portraits. Immediately after the photography session, customers are able to customize their portrait purchase, choosing the poses, sizes, and number of portraits they wish to purchase. The customer then returns to the studio approximately three weeks later to pick up the finished portraits. The Company believes the increased flexibility and choice provided to customers by the digital imaging system have improved customer satisfaction and increased average purchases. In addition, the digital imaging system allows the Company to print only portraits that have been purchased by the customer, as opposed to "speculative" portrait packages, and further to improve production efficiency through integration of the system with the Company's computerized production system. The Company believes that its integrated system is unique in the portrait photography industry.

         The Company processes film from permanent studios and portable units at its finishing laboratory in Matthews, North Carolina. The finishing laboratory has adequate capacity to meet the Company's processing needs for the foreseeable future.

         The Company spent $1,033,000; $748,000; and $444,000 on research and development activities during the 1995, 1994, and 1993 fiscal years. Research and development have focused on developing and refining the digital imaging system and integrating the system with the Company's computerized processing facility and development of a portrait studio for pet photography in PETsMART retail stores.

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

         The Company has not found it necessary to carry significant amounts of inventory to ensure itself of a continuous allotment of raw materials. The Company's receivables from licensors and customers are due within the cycle of payments to suppliers.

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

EMPLOYEES

         At January 28, 1996, the Company had approximately 2,800 full-time and 500 part-time employees. The Company believes employee relations are good.

INTERNATIONAL

         At the end of fiscal year 1995, the Company operated 107 permanent studios in Kmart stores in Canada and had 4 such studios in Mexico. The Company's Canadian studios provided 4.5%, 4.3%, and 3.9% of revenues for fiscal 1995, 1994, and 1993, respectively. The Company ceased operations of its Canadian and Mexican Kmart studios in April 1996, at which time the licenses to operate such studios were terminated. The Company's Canadian subsidiary has entered into a long-term licensing agreement with Wal-Mart's Canadian subsidiary for the operation of portrait studios in Canadian Wal-Mart stores, and expects to operate more than 50 studios during fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age    Positions and Offices

John Grosso(1)              49     President, Chief Executive Officer, and
                                   Director (Since 1987)

Jan M. Rivenbark(2)         46     Executive Vice President and
                                   Chief Operating Officer (Since 1992)

Eric H. Jeltrup(3)          51     Executive Vice President and Chief Technical
                                   Officer (Since 1987)

Bruce A. Fisher(4)          46     Senior Vice President and Chief Financial
                                   Officer and Secretary (Since 1992)

R. Michael Spencer(5)       48     Senior Vice President, Treasurer (Since 1992)


(1)Mr. Grosso has been President and Chief Executive Officer of the Company since 1987.

(2)Mr. Rivenbark has been Executive Vice President of the Company since August 1992. He was promoted from Chief Financial Officer to Chief Operating Officer on August 25, 1994. Prior to joining the Company, he was President and Chief Operating Officer of JP Foodservice, Inc., a privately held national food service distribution company, based in Baltimore, Maryland.

(3)Mr. Jeltrup has been with the Company in various positions in research and development and production since 1976. He was promoted to Chief Technical Officer on August 25, 1994.

(4)Mr. Fisher has been with the Company in various positions in accounting and finance since 1977 and was promoted to Chief Financial Officer and Secretary on August 25, 1994.

(5)Mr. Spencer has been with the Company since 1973 in various positions in accounting. He was promoted to Senior Vice President, Treasurer on January 6, 1992.


                               ITEM 2. PROPERTIES

         The Company owns a facility in Matthews, North Carolina, that serves as its corporate headquarters, production facility, and warehouse. The building is approximately 166,000 square feet. The Company leases its 1,508 permanent studios under a license agreement with Kmart. The Company owns the equipment, furniture, and fixtures in the Kmart store permanent studios.


                            ITEM 3. LEGAL PROCEEDINGS

         There  are  no  legal   proceedings  to  which  the  Company,   or  its
subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter ended January 28, 1996.


                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "PCAI." The following is the range of high and low bid prices for the shares of common stock during the Company's last two fiscal years, as reported on the NASDAQ National Market System:

                         Fiscal Year Ended          Fiscal Year Ended
                         January 28, 1996            January 29, 1995
                      -----------------------    ------------------------
                         High        Low             High         Low

        1st Quarter     $11.00      $ 8.75          $11.75       $8.50
        2nd Quarter     $14.25      $10.12          $ 9.25       $8.25
        3rd Quarter     $14.25      $10.25          $12.50       $8.75
        4th Quarter     $12.00      $ 8.37          $12.00       $9.25

         At March 29, 1996, the Company had approximately 1,024 shareholders of record and the closing bid price for a share of common stock was $12.12.

         The Company paid cash dividends of $0.07 per share in each quarter of fiscal years 1995 and 1994. There can be no assurance that the Company will continue or increase its dividend. Future dividends will be dependent upon the Company's performance, capital and liquidity needs, and strategic plans, as well as the performance of the retail portrait photography industry and the economy in general.

                         ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except for percentages, ratios, statistics, and per share data)



                                                                 For the Fiscal Years Ended Approximately January 31,
                                                        ------------------------------------------------------------------------
                                                           1996           1995           1994           1993            1992
                                                        -----------    -----------    -----------    ------------    -----------

      SUMMARY OF OPERATIONS:
          Sales........................................ $  144,715     $  144,881     $  149,150     $  142,865      $  129,644
          General and administrative expense........... $   23,782     $   22,936     $   20,594     $   16,374      $   18,845
          Total cost and expense....................... $  131,392     $  137,028     $  140,947     $  130,182      $  120,925
          Income from continuing operations before
             cumulative effect of changes in
             accounting principles..................... $    7,617     $    4,372     $    4,912     $    7,778      $    5,438
          Net Income................................... $    7,617     $    4,785     $    2,712     $    7,410      $    7,014
         *Primary and fully diluted earnings per
             common share:
              From continuing operations before
                 cumulative effect of changes in
                 accounting principles................. $     0.94     $     0.51     $     0.56     $     0.94      $     0.68
              Net Income............................... $     0.94     $     0.56     $     0.31     $     0.89      $     0.88
              *Weighted average number of fully
                 diluted common shares.................      8,110          8,582          8,823          8,306           7,934
              *Cash dividends per share................ $     0.28     $     0.28     $     0.28     $     0.28      $     0.21
              Return on average equity.................      23.7%          15.1%           9.3%          36.3%           75.0%



      BALANCE SHEET DATA:
         Working capital............................... $  (3,878)     $  (6,697)     $   (4,321)    $    7,423      $  (1,889)
         Current ratio.................................       0.82           0.67           0.81           1.35            0.91
         Quick ratio...................................       0.70           0.52           0.59           1.10            0.72
         Total assets.................................. $   59,884     $   59,557     $   56,751     $   51,975      $   34,335
         Long-term debt (noncurrent portion)........... $       --     $       --     $       --     $       --      $       --
         Ratio of long-term debt (noncurrent portion)
             to total capitalization...................         --             --             --             --              --
         *Total shareholders' equity per share(1)...... $     3.85     $     3.85     $     3.43     $     3.41      $     1.58



      OTHER FINANCIAL DATA:
         Depreciation expense.......................... $    8,490     $    7,136     $    5,159     $    3,455      $    2,539
         Capital expenditures.......................... $    6,309     $   14,698     $   21,875     $   12,233      $    6,027


      *All share information for fiscal years prior to fiscal 1992 has been adjusted for the three-for-two stock split paid April 8, 1992.

      (1)Total shareholders' equity per share has been calculated dividing total shareholders' equity by the weighted average number of fully diluted shares.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      The Company provides portrait services, primarily in permanent studios operated in Kmart stores, throughout the United States and in many locations in Canada in fiscal 1995 and 1994. In its Institutional operations, the Company also provides portrait services primarily to church congregations through traveling promotions. The Company's Kmart studios, including Canadian and Mexican operations, accounted for approximately 95% of sales during fiscal 1995. At year-end, the Company operated 1,397 U.S. Kmart studios, 107 Canadian Kmart studios, and 4 Mexican Kmart studios. In April 1996, the Company closed the 107 Canadian Kmart studios and the 4 Mexican Kmart studios and discontinued future operations in these locations.

      In the first quarter of fiscal 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd. In connection with the purchase, PCA's Canadian subsidiary entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios photographing children in Wal-Mart's Canadian stores. The Company expects to begin photography in approximately 52 Wal-Mart stores in April and May of 1996.

      Prior to August 1994, the Company also operated traveling, or portable, studio promotions in Kmart stores that did not have a permanent studio. Traveling promotion sales in Kmart stores were $23.3 million, or approximately 16% of total sales, in fiscal 1993; and $3.3 million, or approximately 2% of total sales, in fiscal 1994. Because portrait services from traveling promotions were available only seven weeks per year in any given Kmart location and because permanent studios were more profitable than traveling promotions, the Company converted its traveling promotion business in Kmart stores to permanent studios. The Company opened 258 permanent studios in fiscal 1993, 136 in fiscal 1994, and opened 164, while closing 73 studios resulting in a net addition of 91, in fiscal 1995; it operated 1,508 permanent studios at the end of fiscal 1995.

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

      Beginning with the fourth quarter of fiscal 1993 and continuing in 1994 and 1995, the portrait services industry experienced extremely competitive pricing conditions. The Company responded to these pricing pressures by reducing the price of its advertised special promotions during the 1993 holiday season, which contributed to lower average sales per customer for 1993. The Company expects competitive pricing conditions to continue and has implemented various marketing and product strategies in response, with particular emphasis on the quality of its services and the enhanced portrait experience made possible through its digital imaging system.

      The Company operated a test in 14 PETsMART stores in 1995, photographing pets and pets with their owners, as part of its diversification program. The Company utilizes its digital imaging technology in PETsMART stores. The Company and PETsMART have agreed to expand this program to over 125 locations in fiscal 1996. PETsMART currently operates more than 260 retail stores.

      Prior to December 1993, the Company also operated permanent studios under license agreements with several department store chains. The Company discontinued its department store operations in the third quarter of fiscal 1993, and recorded a $2.2 million after-tax charge in connection with the shutdown of these operations.

      Because of the retail nature of its services, the Company's business is very seasonal. The Christmas season accounts for a significant percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (beginning in late October of each calendar year and ending approximately January 31 of the succeeding calendar year) typically produces a large percentage of annual revenues and more than 60% of the Company's annual earnings. The fourth fiscal quarters of fiscal 1993, 1994, and 1995 accounted for 35.0%, 31.2%, and 32.2%, respectively, of sales and 92.5%, 79.3%, and 64.2%, respectively, of earnings for such years. The Company's operations can also be adversely affected by inclement weather.

RESULTS OF OPERATIONS

         The table below presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:


                                                       For the Fiscal Years Ended
                                                  January 28,   January 29,    January 30,
                                                      1996          1995          1994

   Sales                                             100.0%        100.0%         100.0%
   Costs and Expenses                                 90.8          94.6           94.5
   Income from Operations                              9.2           5.4            5.5
   Interest Expense (Income)                           0.3           0.3             --
   Income from Continuing Operations before
      Income Taxes                                     8.9           5.1            5.5
   Income Tax Provision                                3.6           2.1            2.2
   Income from Continuing Operations                   5.3           3.0            3.3
   Income (Loss) from Discontinued Operations
      (net of income taxes)                             --           0.3           (1.5)
   Net Income                                          5.3%         3.3%           1.8%


CONTINUING OPERATIONS

         1995 FISCAL YEAR COMPARED WITH 1994 FISCAL YEAR. Sales for the Company's 1995 fiscal year were $144.7 million, flat as compared with sales of $144.9 million for fiscal 1994. Consolidated sales in Kmart stores, of $137.2 million, were down slightly, from $137.7 million in 1994. The decline was attributable to the phase-out of traveling photography promotions in 1994. Sales in Kmart permanent locations were up over 2% in fiscal 1995. The increase in sales in Kmart permanent studios was attributable to a 7% increase in the average purchase, partially offset by a 5% decline in customers photographed. The Company opened 91, net, new Kmart studios in 1995 and ended the year with 1,508 studios. In April 1996, the Company closed 107 Canadian Kmart studios and 4 Mexican Kmart studios, at which time the licenses to operate such studios were terminated. The Institutional operations had sales of $6.6 million in 1995, a decline of $0.5 million from fiscal 1994. In the fourth quarter, Kmart sales increased by 2%, with customers increasing by 3.7%. The PETsMART pilot program contributed sales of $0.9 million in fiscal 1995.

         Income from operations, as a percentage of sales, increased to 9.2% from 5.4% in fiscal 1994. The improvement in margin reflects the elimination of introductory advertising expenses incurred in 1994 to introduce the Company's new digital imaging system. Additionally, the Company's production costs, as a percentage of sales, decreased by 1% in fiscal 1995. Store commissions and selling costs increased by 2.6%, principally from a full year's digital equipment depreciation expense. General and administrative expenses increased by 3.7%. Benefit plans designated to reward employees for achieving higher performance and profits and write-offs from approximately 180 Kmart store closings contributed to the increase in general and administrative expenses. In the fourth quarter, the Company accrued $0.6 million for the write-off of property and other costs associated with the closing of its Canadian and Mexican Kmart studios.

         Income from continuing operations for 1995 increased to $7.6 million from $4.4 million, or 74% in 1994. Net income, of $7.6 million, increased 59% from the prior year. Earnings per share were $0.94 in 1995 as compared to $0.56 in fiscal 1994, an increase of 68%. Expenses related to the PETsMART pilot program reduced net income by approximately $0.4 million in fiscal 1995.

         The income tax provision for fiscal 1995 was $5.2 million versus a provision of $3.1 million in fiscal 1994. This resulted in an effective tax rate of 40.8% for fiscal 1995 versus 41.3% for fiscal 1994.

         1994 FISCAL YEAR COMPARED WITH 1993 FISCAL YEAR. Consolidated sales in fiscal 1994 declined by 2.9% to $144.9 million from $149.2 million in fiscal 1993. Sales in Kmart stores declined by 3.4% in fiscal 1994 to $137.7 million. During the year, the Company eliminated all traveling promotions resulting in a sales decrease of $19.9 million, a decline of 85.6% as compared to the prior fiscal year. Most of this sales shortfall was offset by a 12.7% sales increase in Kmart permanent studio sales to $134.4 million which accounted for 93% of the Company's total consolidated sales. The Company opened 136 new studios in 1994 and ended the year with 1,417 studios. Sales in Institutional operations increased by 8.3% to $7.1 million in fiscal 1994 as compared to fiscal 1993.

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

         Consolidated profit contribution (sales less advertising and promotional costs, costs of photographic sales, store commissions and selling costs, and field operating overhead) increased by 32.3% in the fourth quarter to $9.3 million compared to the fourth quarter of fiscal 1993. The profit contribution margin in the fourth quarter was 20.7% as compared to 13.5% in the same period of fiscal 1993. The significant improvement in margins resulted from higher average sales per customer and lower production costs, which the Company was able to achieve from its proprietary digital imaging system. For the fiscal year, profit contribution was down $1.2 million, or 7.6%. This decline was the result of the phase-out of Kmart traveling promotions. In fiscal 1994, the Company incurred start-up costs of approximately $2.0 million to develop, train, and market the new digital technology. Partially offsetting these factors was an increase in profitability in permanent studios, which reflects higher sales averages, cost savings from digital technology, and competitive pricing conditions in fiscal year 1993.

         Corporate general and administrative expenses declined by $0.8 million, or 11.4%, from $7.2 million in fiscal 1993. The decline was primarily attributable to lower legal costs. Interest expenses increased $0.4 million in fiscal 1994 as compared to fiscal 1993. The increase was related to increased borrowing levels in fiscal 1994 for procurement of digital imaging system equipment.

         The income tax provision for fiscal year 1994 of $3.1 million resulted in an effective tax rate of 41.3%, as compared with 40.2% in fiscal 1993. The increase in the tax rate was generally attributable to the 1993 tax act.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital are cash from operations and its $16.0 million unsecured revolving line of credit from a bank. The credit facility bears interest, at the Company's choice, at either (a) the 90-day Certificate of Deposit Rate ("CD Rate") plus 100 basis points, adjusted daily; or (b) the 30-, 60-, 90-, or 180-day London Interbank Offered Rate ("LIBOR") plus 100 basis points, adjusted monthly, bimonthly, quarterly, or semiannually, respectively, or (c) the Prime Rate. On January 28, 1996, the Company had $3.9 million in cash and cash equivalents and no short-term debt outstanding.

         During fiscal 1995, the Company had property additions of approximately $6.3 million, principally for materials and equipment for the Company's permanent Kmart studios, upgrading certain processing equipment in our Matthews, North Carolina, laboratory, and portrait studios and equipment in PETsMART stores. Cash from operating activities provided $20.3 million. The Company was able to fund its capital expenditures from operations, cash on hand, and its revolving line of credit.

         Shareholders' equity decreased by $1.8 million to $31.2 million. Net income was $7.6 million and dividends paid totaled $2.1 million. The Company repurchased 744,300 shares in fiscal 1995, reducing shareholders' equity by $7.7 million.

         The Company anticipates capital expenditures of $6.9 million for fiscal 1996. The dividend rate of $0.07 per share per quarter, if maintained throughout the year, would result in a payout of approximately $2.1 million in fiscal 1996. The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1996, as well as dividends and authorized share repurchases, from operations, augmented by borrowings under its line of credit for seasonal credit needs. Due to the seasonality of the Company's operations, cash is generally consumed during the first fiscal quarter. During the remaining fiscal quarters, operating activities usually generate cash.

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

         ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         None.


                                    PART III

                            ITEMS 10, 11, 12, and 13.

         The portion of Item 10 with respect to Directors of the Company and Items 11, 12, and 13, Management Remuneration, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions, respectively, have been omitted from this report since the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Rule 14a-3(b) of the Commission, not later than 120 days after the close of the fiscal year ended January 28, 1996. That portion of Item 10 with respect to executive officers of the Company appears in Item 1 of Part I hereof.


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

(b)    Reports on Form 8-K.

       None

                             PCA INTERNATIONAL, INC.
                       Index to Exhibits - [Item 14(a)(3)]
 Index No.                                                                  Page
                                                                             No.
                               Description

    3(a)  Restated Charter, as amended to date.

    3(b) Bylaws of PCA International, Inc., as amended to date, incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q, Commission File No. 0-8550, for the quarter ended May 3, 1992.

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

  10(d)*  The 1990 Non-Qualified Stock Option Plan, incorporated by reference to
          Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-36793).

  10(e)* The 1992 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-51458).

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

  11      Computation of Primary and Fully Diluted Earnings per Common Share.

  21      Subsidiaries of the Registrant.

  23      Consent of Independent Auditors.

  27      Financial Data Schedule.


*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PCA INTERNATIONAL, INC.



Date:  April 19, 1996                         By:/s/Joseph H. Reich
                                              ---------------------------
                                                   Joseph H. Reich
                                               Chairman of the Board




         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Title                                         Date



/s/Joseph H. Reich                                 Chairman of the Board                         April 19, 1996
- ------------------------------------------
Joseph H. Reich



/s/John Grosso                                     President, Chief Executive                    April 19, 1996
- ------------------------------------------         Officer and Director
John Grosso



/s/Jan M. Rivenbark                                Executive Vice President                      April 19, 1996
- ------------------------------------------         Chief Operating Officer
Jan M. Rivenbark



/s/Eric H. Jeltrup                                 Executive Vice President                      April 19, 1996
- ------------------------------------------         Chief Technical Officer
Eric H. Jeltrup




Signature                                          Title                                         Date



/s/Bruce A. Fisher                                 Senior Vice President                         April 19, 1996
- ------------------------------------------         Chief Financial Officer
Bruce A. Fisher                                    Secretary



/s/R. Michael Spencer                              Senior Vice President                         April 19, 1996
- ------------------------------------------         Treasurer
R. Michael Spencer



/s/R. Stuart Dickson                               Director                                      April 19, 1996
- ------------------------------------------
R. Stuart Dickson



/s/Peter B. Foreman                                Director                                      April 19, 1996
- ------------------------------------------
Peter B. Foreman



/s/George Friedman                                 Director                                      April 19, 1996
- ------------------------------------------
George Friedman



/s/Charlotte H. Mason                              Director                                      April 19, 1996
- ------------------------------------------
Charlotte H. Mason



/s/Albert F. Sloan                                 Director                                      April 19, 1996
- ------------------------------------------
Albert F. Sloan



/s/Stanley Tulchin                                 Director                                      April 19, 1996
- ------------------------------------------
Stanley Tulchin


                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

                                                                                                       Page No.
Financial Statements:

          Independent Auditors' Report............................................................       F-2

          Consolidated Balance Sheets at January 28, 1996 and January 29, 1995....................     F-3-F-4

          Consolidated Statements of Income for Fiscal Years Ended
          January 28, 1996; January 29, 1995; and January 30, 1994................................       F-5

          Consolidated Statements of Changes in Shareholders' Equity for Fiscal
          Years Ended January 28, 1996; January 29, 1995; and January 30, 1994....................       F-6

          Consolidated Statements of Cash Flows for Fiscal Years Ended
          January 28, 1996; January 29, 1995; and January 30, 1994................................       F-7

          Notes to Consolidated Financial Statements..............................................     F-8-F-19


Schedules:

      II  Valuation and Qualifying Accounts for Fiscal Years Ended
          January 28, 1996; January 29, 1995; and January 30, 1994................................       S-1


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

                          Independent Auditors' Report



The Board of Directors and Shareholders
PCA International, Inc.:


We have audited the consolidated financial statements of PCA International, Inc. and subsidiaries as of January 28, 1996 and January 29, 1995 and for each of the years in the three-year period ended January 28, 1996, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCA International, Inc. and subsidiaries as of January 28, 1996, and January 29, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                /s/KPMG Peat Marwick LLP
                                KPMG PEAT MARWICK LLP





Charlotte, North Carolina
March 6, 1996

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               JANUARY 28,                 JANUARY 29,
                                                                                  1996                       1995
                                                                           -------------------         ------------------

CURRENT ASSETS:
  Cash and cash equivalents..............................................  $    3,914,513              $      311,759
  Accounts  receivable (net of allowance for doubtful accounts of
     $1,011,350 and $845,843):
      Due from licensor stores and customers.............................       7,342,232                   6,408,629
      Other, including employee advances.................................         677,334                   1,263,681
  Inventories............................................................       2,488,964                   3,243,571
  Deferred income taxes..................................................       2,167,152                   1,952,293
  Prepaid expenses.......................................................         513,685                     636,907
                                                                           -------------------         ------------------

      TOTAL CURRENT ASSETS...............................................      17,103,880                  13,816,840
                                                                           -------------------         ------------------

PROPERTY:
  Land and improvements..................................................       1,177,805                   1,169,495
  Building and improvements..............................................       7,730,952                   7,630,427
  Photographic and sales equipment.......................................      44,183,975                  40,884,594
  Photographic finishing equipment.......................................      12,501,537                  12,076,064
  Furniture and equipment................................................      10,010,818                   9,475,787
  Transportation equipment...............................................         208,795                     205,664
  Leasehold improvements.................................................      11,508,810                  10,408,620
  Construction in progress...............................................         946,478                   1,629,026
                                                                           -------------------         ------------------

      Total..............................................................      88,269,170                  83,479,677
  Less:  Accumulated depreciation and amortization.......................      45,516,802                  37,752,137
                                                                           -------------------         ------------------

      PROPERTY, NET......................................................      42,752,368                  45,727,540
                                                                           -------------------         ------------------

OTHER ASSETS.............................................................          28,228                      12,569
                                                                           -------------------         ------------------

      TOTAL ASSETS.......................................................  $   59,884,476              $   59,556,949
                                                                           ===================         ==================


See notes to consolidated financial statements.

                 PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                    JANUARY 28,            JANUARY 29,
                                                                                       1996                   1995
                                                                                -------------------     ------------------

CURRENT LIABILITIES:
  Short-term borrowings.......................................................  $           --          $      974,215
  Accounts payable-trade......................................................       9,178,213              11,418,568
  Accrued insurance...........................................................       2,247,693                 727,125
  Accrued income taxes........................................................       2,317,974               1,492,427
  Accrued compensation........................................................       3,779,849               3,015,943
  Other accrued liabilities...................................................       3,457,973               2,885,131
                                                                                -------------------     ------------------

     TOTAL CURRENT LIABILITIES................................................      20,981,702              20,513,409
                                                                                -------------------     ------------------

DEFERRED INCOME TAXES.........................................................       4,562,570               3,083,062
                                                                                -------------------     ------------------


OTHER LIABILITIES.............................................................       3,105,595               2,928,023
                                                                                -------------------     ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $10.00 par value (authorized 2,000,000 shares;
    outstanding - none).......................................................              --                      --
  Common stock, $0.20 par value (authorized 20,000,000 shares;
    outstanding - 7,482,071 and 8,160,171 shares).............................       1,496,415               1,632,035
  Additional paid-in capital..................................................       5,045,578              12,204,069
  Retained earnings...........................................................      24,918,709              19,444,035
  Cumulative foreign currency translation adjustments.........................        (226,093)               (215,087)
                                                                                -------------------     ------------------

     Total....................................................................      31,234,609              33,065,052

  Less:    Unearned compensation..............................................              --                  32,597
                                                                                -------------------     ------------------

     TOTAL SHAREHOLDERS' EQUITY...............................................      31,234,609              33,032,455
                                                                                -------------------     ------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................  $   59,884,476          $   59,556,949
                                                                                ===================     ==================


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       FOR THE FISCAL YEARS ENDED
                                                                         -------------------------------------------------------
                                                                          January 28,         January 29,         January 30,
                                                                              1996               1995                1994
                                                                         ---------------    ----------------    ----------------

SALES..................................................................  $  144,714,535     $   144,880,737     $   149,150,445
                                                                         ---------------    ----------------    ----------------
COSTS AND EXPENSES:
    Advertising and promotional costs..................................      14,784,803          20,083,522          21,595,161
    Costs of photographic sales........................................      47,635,178          49,981,831          58,599,010
    Store commissions and selling costs................................      45,190,783          44,026,391          40,159,117
    General and administrative expenses................................      23,781,509          22,936,035          20,593,676
                                                                         ---------------    ----------------    ----------------
        Total Costs and Expenses.......................................     131,392,273         137,027,779         140,946,964
                                                                         ---------------    ----------------    ----------------

INCOME FROM OPERATIONS BEFORE INTEREST AND INCOME TAXES................
                                                                             13,322,262           7,852,958           8,203,481
    Interest expense (income) net......................................         458,923             406,147             (5,108)
                                                                         ---------------    ----------------    ----------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES.............................      12,863,339           7,446,811           8,208,589

INCOME TAX PROVISION...................................................       5,246,170           3,074,350           3,296,515
                                                                         ---------------    ----------------    ----------------

INCOME FROM CONTINUING OPERATIONS......................................       7,617,169           4,372,461           4,912,074

DISCONTINUED OPERATIONS................................................               --            412,406         (2,199,826)
                                                                         ---------------    ----------------    ----------------

NET INCOME.............................................................  $    7,617,169     $     4,784,867     $     2,712,248
                                                                         ===============    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
    Primary............................................................       8,069,538           8,564,295           8,793,876
                                                                         ===============    ================    ================
    Fully Diluted......................................................       8,110,453           8,582,267           8,822,690
                                                                         ===============    ================    ================

PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE:
    Income from continuing operations..................................  $         0.94     $          0.51     $          0.56
                                                                         ---------------    ----------------    ----------------
    Discontinued operations:
       Loss from operations............................................              --                  --              (0.04)
       Income (loss) on disposal.......................................              --                0.05              (0.21)
                                                                         ---------------    ----------------    ----------------
    Total discontinued operations......................................              --                0.05              (0.25)
                                                                         ---------------    ----------------    ----------------

    Net income.........................................................  $         0.94     $          0.56     $          0.31
                                                                         ===============    ================    ================

CASH DIVIDENDS PER COMMON SHARE........................................  $         0.28     $          0.28     $          0.28
                                                                         ===============    ================    ================





See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


For the Fiscal Years ended January 28, 1996; January 29, 1995; and January 30, 1994

                                                                                             Cumulative
                                                                                              Foreign                       Loans to
                                                              Additional                      Currency                      Exercise
                                      Common Stock             Paid-In        Retained      Translation       Unearned       Stock
                                  Shares        Amount         Capital        Earnings      Adjustments     Compensation    Options
                                ----------    -----------    -------------  ------------   -------------   -------------  ----------

BALANCE, JANUARY 31, 1993:       8,016,371    $1,603,275     $10,819,794    $16,494,408    $(74,119)        $ (429,250)    $(89,963)

    Net income................                                                2,712,248
    Exercise of stock options.     121,700        24,340      1,199,974
    Dividends.................                                               (2,266,084)
    Compensatory stock options                                3,342,062                                     (3,080,621)
    Canceled compensatory
      stock options...........                               (3,175,850)                                     3,175,850
    Payment of loans to
exercise                                                                                                                      89,963
      stock options...........
    Foreign currency
translation                                                                                 (49,674)
      adjustment..............
                                ----------    -----------    -------------  ------------  -------------   -------------   ----------

BALANCE, JANUARY 30, 1994:       8,138,071     1,627,615     12,185,980      16,940,572    (123,793)          (334,021)           --

    Net income................                                                4,784,867
    Exercise of stock options.      22,100         4,420         87,754
    Dividends.................                                               (2,281,404)
    Compensatory stock options                                                                                 231,759
    Canceled compensatory
      stock options...........                                  (69,665)                                        69,665
    Foreign currency
translation                                                                                 (91,294)
      adjustment..............
                                ----------    -----------    -------------  ------------  -------------   -------------    ---------

BALANCE, JANUARY 29, 1995:       8,160,171     1,632,035     12,204,069      19,444,035    (215,087)          (32,597)            --

    Net income................                                                7,617,169
    Exercise of stock options.      66,200        13,240        415,533
    Dividends.................                                               (2,142,495)
    Acquisition of Company
      stock...................   (744,300)      (148,860)    (7,565,092)
    Compensatory stock options                                                                                 23,665
    Canceled compensatory
      stock options...........                                   (8,932)                                        8,932
    Foreign currency
translation                                                                                 (11,006)
      adjustment..............
                                ----------    -----------    -------------  ------------  -------------    -------------   ---------

BALANCE, JANUARY 28, 1996:       7,482,071    $1,496,415     $5,045,578     $24,918,709   $(226,093)       $        --     $      --
                                ----------    -----------    -------------  ------------  -------------    -------------   ---------





See notes to consolidated financial statements.
                                      F-6

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                          FOR THE FISCAL YEARS ENDED
                                                                             -----------------------------------------------------
                                                                               January 28,         January 29,        January 30,
                                                                                 1996               1995               1994
                                                                             --------------    ----------------   ----------------

OPERATING ACTIVITIES:
    Net income............................................................    $  7,617,169        $  4,784,867      $   2,712,248
    Adjustments to reconcile net income to net cash
      provided from operating activities:
        Depreciation......................................................       8,489,754           7,135,629          5,159,325
        Increase in allowance for doubtful accounts.......................         165,140             189,479            529,744
        Provision for deferred income taxes...............................       1,264,649           1,576,386           (866,897)
        Loss on disposal of property......................................         776,592             222,526          1,610,777
        Compensatory stock option expense.................................          23,665             231,758            261,441
        Increase in other liabilities.....................................         177,572             105,915            141,553
        (Increase) decrease in other noncurrent assets....................         (15,659)             (5,000)            65,070
        Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable.......................        (530,433)         (3,362,361)         1,049,334
         Decrease in inventories..........................................         755,065           1,654,774            469,781
         Decrease in deferred costs applicable to unsold portraits........              --           1,410,953          1,271,511
         Decrease (increase) in prepaid expenses..........................         122,987             (78,195)           351,877
         (Decrease) increase in accounts payable..........................      (2,246,715)         (2,797,599)         2,922,774
         Increase (decrease) in accrued expenses..........................       3,686,168             (73,317)          (953,487)
                                                                             --------------    ----------------   ----------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES...........................      20,285,954          10,995,815         14,725,051
                                                                             --------------    ----------------   ----------------

INVESTING ACTIVITIES:
    Purchases of property.................................................      (6,309,168)        (14,697,706)       (21,875,095)
    Proceeds from sales of fixed assets...................................          47,311              72,554             22,523
    Loans to corporate officers and employees to exercise stock
      options, net of repayments..........................................              --                  --            133,074
                                                                             --------------    ----------------   ----------------
    NET CASH USED IN INVESTING ACTIVITIES.................................      (6,261,857)        (14,625,152)       (21,719,498)
                                                                             --------------    ----------------   ----------------

FINANCING ACTIVITIES:
    (Decrease) increase in short-term borrowing...........................        (974,215)            974,215                 --
    Exercise of stock options.............................................         428,773              92,174          1,224,314
    Acquisition of company stock..........................................      (7,713,952)                 --                 --
    Cash dividends........................................................      (2,142,495)         (2,281,404)        (2,266,084)
                                                                             --------------    ----------------   ----------------
      NET CASH USED IN FINANCING ACTIVITIES...............................     (10,401,889)         (1,215,015)        (1,041,770)
                                                                             --------------    ----------------   ----------------

    Effect of exchange rate changes on cash...............................         (19,454)             37,215            (56,356)
                                                                             --------------    ----------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................       3,602,754          (4,807,137)        (8,092,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................         311,759           5,118,896         13,211,469
                                                                             --------------    ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................    $  3,914,513       $     311,759      $   5,118,896
                                                                             ==============    ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Flow Data:
     Interest paid........................................................    $    364,041       $     431,766     $       73,684
                                                                             ==============    ================   ================
     Income taxes paid.....................................................   $  3,059,180       $     800,410       $  4,198,236
                                                                             ==============    ================   ================
   Schedule of Noncash Financing Activities:
     Stock options canceled and unearned compensation credited.............   $      8,932       $      69,665      $   3,175,850
                                                                             ==============    ================   ================




See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994


1.       Significant Accounting Policies:

         Principles of Consolidation and Concentrations of Credit Risk:

         The consolidated financial statements include the accounts of PCA International, Inc., and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company's operations in Kmart stores accounted for approximately 94.8%, 95.1%, and 95.6% of consolidated sales during the fiscal years ended January 28, 1996;
         January 29, 1995; and January 30, 1994, respectively. The license agreement with Kmart Corporation was revised and renewed on July 1, 1994. The license is for the period through January 31, 1997 and may be terminated by either party upon 60-days' notice. The loss of the license to do business in Kmart stores would have a materially adverse effect on the Company. Kmart's closing of a significant number of discount stores could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart should close a significant number of locations.

         Fiscal Year:

         The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal years ended January 28, 1996; January 29, 1995; and January 30, 1994 were 52-week years. The Company's fiscal year that will end February 2, 1997, will be 53 weeks.

         Foreign Currency Transactions:

         Gains and losses on foreign currency transactions are included in the determination of net income for the period. The amount of such gain and
         (loss) was $19,474; $(100,452); and $9,338 for the fiscal years ended January 28, 1996; January 29, 1995; and January 30, 1994, respectively.

         Supplemental Cash Flow Information:

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Inventories:

         Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out basis.

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

  PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

1.       Significant Accounting Policies (continued):


                 Land improvements........................     10 to 30 years
                 Building and improvements................     10 to 55 years
                 Leasehold improvements...................      3 to 10 years
                 Photographic and sales equipment.........      3 to 13 years
                 Photographic finishing equipment.........      3 to 15 years
                 Furniture and equipment..................      3 to 10 years
                 Transportation equipment.................      3 years

         Photographic Sales and Deferred Costs:

         Digital photographic sales are recorded when portraits are purchased. All sales in the fourth quarter of fiscal 1994 and fiscal 1995 were digital photographic sales. In fiscal 1993 and the first three quarters of 1994, digital sales were recorded when the portraits were produced. The change, beginning in the fourth quarter of fiscal 1994, did not significantly affect the Company's results of operations.

         Traditional photographic sales are recorded when portraits are delivered to studios and sold to customers. Costs relating to portraits processed, or in process, but not recorded as sales prior to the fiscal year-end, are deferred. Substantially all portraits are subsequently delivered and offered for sale to the customer within three weeks.

         Income Taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Postretirement Benefits:

         The Company sponsors a postretirement health care plan for retirees and certain current employees. The Company measures the cost of its obligations based on actuarial assumptions. The cost of this program is not funded.

         Fair Value of Financial Instruments:

         The Company is required under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to disclose in its consolidated financial statements the fair value of all financial instruments, including assets and liabilities both on- and off-balance sheet, for which it is practicable to estimate such fair value. Fair value methods, assumptions, and estimates for the Company are set forth below.

  PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

1.       Significant Accounting Policies (continued):


         The Company's fair value methods and assumptions are as follows:

      (BULLET) Cash  and  cash  equivalents,   accounts   receivable,   prepaid
               expenses, short-term borrowings, accounts payable-trade, and accrued expenses--the carrying amount approximates fair value because of the short maturity of these instruments.

      (BULLET) Other non-current liabilities--the carrying amount approximates fair value because such liabilities consist of actuarially determined postretirement liabilities using current market rate assumptions.

         Costs and Expenses:

         Advertising and promotional costs consist of the direct mail, television broadcasting, and print media costs for the children's market and the payroll and related taxes, benefits and other costs for employees in the adult/family market who directly promote and acquire customers, as well as the cost of church directories.

         Costs of photographic sales are all the direct and indirect portrait production costs: salaries, commissions, payroll taxes, related benefits and traveling costs for all photography personnel, as well as the recruiting and training costs of these employees. The costs of film, accessories, photography equipment depreciation and maintenance, supplies, and distribution are also included in this category.

         Store commissions and selling costs include the commissions paid to each chain based on a percentage of net sales, salaries, commissions, payroll taxes, related benefits and travel costs for all sales personnel, and recruiting and training, sales supplies, sales equipment depreciation, and related distribution costs.

         Research and Development:

         The Company spent $1,033,000; $748,000; and $444,000 on research and development activities during the years ended January 28, 1996; January 29, 1995; and January 30, 1994, respectively. Such costs are charged to operations as incurred.

         Earnings per Share:

         Earnings per share are determined by dividing income from continuing operations and net income by the weighted average number of common shares and common equivalent shares outstanding during the period.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts

                 PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

1.       Significant Accounting Policies (continued):


         of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications:

         Certain reclassifications have been made to the fiscal year 1994 amounts to conform to the fiscal 1995 presentation.

2.       Debt:

         The Company signed a new loan agreement on September 8, 1992, amended March 31, 1995, with NationsBank of North Carolina, N.A. ("NationsBank") for a $16,000,000 revolving credit facility. The revolving line of credit matures on May 31, 1998 with interest computed at the Company's option, either (a) the 90-day Certificate of Deposit Rate ("CD Rate") plus 100 basis points, adjusted daily; (b) the 30-, 60-, 90-, or 180-day London Interbank Offered Rate ("LIBOR") plus 100 basis points, adjusted monthly, bimonthly, quarterly, or semiannually, respectively, or (c) the Prime Rate.

         Borrowings under the agreement are unsecured, and debt-to-net worth ratios, minimum levels of tangible net worth, maximum levels of cumulative common stock repurchase, and a fixed charge ratio must be maintained in addition to other financial covenants. The amount available under the Company's line of credit is reduced by outstanding letters of credit. As of January 28, 1996, the Company had letters of credit of $350,000 for its workers' compensation insurance. As of January 29, 1995, there were no outstanding letters of credit.

         The components of net interest expense (income) were:

                                                           For the Fiscal Years Ended
                                              ---------------------------------------------------
                                               January 28,       January 29,        January 30,
                                                   1996              1995               1994
                                              --------------    --------------     --------------

                    Interest Income........   $  (123,865)      $  (156,424)       $  (220,451)
                    Interest Expense.......       582,788           562,571            215,343
                                              --------------    --------------     --------------
                    Net....................   $   458,923       $   406,147        $    (5,108)
                                              ==============    ==============     ==============

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

3.       Income Taxes:

         PCA International, Inc., and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax expense, attributable to income from continuing operations, are as follows:

                                                                   For the Fiscal Years Ended
                                                    ---------------------------------------------------------
                                                     January 28,           January 29,          January 30,
                                                         1996                  1995                 1994
                                                    --------------        --------------       --------------

            Current:
                 Federal...........................    $2,888,851            $1,457,788           $2,633,531
                 State.............................     1,082,736               361,835              590,145
                 International.....................            --                    --              (40,860)
                                                    --------------        --------------       --------------
                                                        3,971,587             1,819,623            3,182,816
                                                    --------------        --------------       --------------
            Deferred:
                 Federal...........................     1,178,154               919,088               92,574
                 State.............................        96,429               335,639               21,125
                                                    --------------        --------------       --------------
                                                        1,274,583             1,254,727              113,699
                                                    --------------        --------------       --------------

            Total Provision........................    $5,246,170            $3,074,350           $3,296,515
                                                    ==============        ==============       ==============


         A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations to the consolidated income tax provision follows:


                                                                   For the Fiscal Years Ended
                                                    ---------------------------------------------------------
                                                     January 28,          January 29,          January 30,
                                                         1996                 1995                 1994
                                                    ---------------       -------------       ---------------

           Tax expense at statutory
                federal rates.....................      $4,402,166          $2,531,916            $2,790,920

           Tax effect of expenses
                not deductible pursuant to
                Tax Reform Act of 1986............          65,338              88,885                64,346

           State income taxes, net
                of federal income tax
                benefit...........................         766,458             460,333               403,439

           Tax effects related to
                foreign subsidiary................          13,203               6,297               (27,553)

           Other..................................            (995)            (13,081)               65,363
                                                    ---------------       -------------       ---------------

           Total Provision........................      $5,246,170          $3,074,350            $3,296,515
                                                    ===============       =============       ===============

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

3.       Income Taxes (continued):

         Deferred income taxes are provided to reflect differences between income and expenses recognized in one accounting period for financial reporting purposes and a different period for income tax purposes. Such differences attributable to continuing operations and their tax effects are as follows:


                                                             For the Fiscal Years Ended
                                                 ---------------------------------------------------
                                                  January 28,        January 29,        January 30,
                                                      1996              1995               1994
                                                 ---------------    --------------     --------------


              Depreciation.....................  $ 1,503,342        $ 1,831,023        $ 1,334,327


              Alternative minimum tax..........      846,652           (231,199)                --


              Profit sharing...................      (51,748)                --                 --


              Deferred costs...................            --          (540,160)          (339,112)


              Self-insurance and various
                   other reserves..............   (1,014,211)           251,285           (800,053)


              Restructuring costs..............           --             39,906             16,428


              Amortization of unearned
                   compensation................       (9,452)           (92,562)          (101,314)


              Other............................           --             (3,566)             3,423
                                                 ---------------    --------------     --------------


              Total............................  $ 1,274,583        $1,254,727         $   113,699
                                                 ===============    ==============     ==============

                                      F-13

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

3.       Income Taxes (continued):

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 1996 and January 29, 1995 are presented below:


                                                                                January 28,        January 29,
                                                                                   1996               1995
                                                                              ----------------    --------------

         Deferred Tax Assets:
           Current:
              Accounts receivable, principally due to allowance for
                doubtful accounts...........................................  $     403,553       $     337,397
              Inventory, principally due to obsolescence reserve............        147,136             142,039
              Life and health, principally due to adoption of SFAS No. 106..        152,753              99,850
              Alternative minimum tax.......................................             --             732,326
              Stock options, principally due to compensation element........        259,978             285,671
              Workers' compensation.........................................        743,792             159,233
              Reserves, principally due to accrual for financial
                reporting purposes..........................................        459,940             198,157
                                                                               --------------     --------------
              Gross current deferred tax assets.............................      2,167,152           1,954,673
           Noncurrent:
              Life and health, principally due to adoption of SFAS No. 106..      1,240,375           1,199,335
                                                                              ----------------    --------------
              Gross deferred tax assets.....................................      3,407,527           3,154,008
                                                                              ----------------    --------------

         Deferred Tax Liabilities:
           Current:
              Portrait cost, principally due to expenses not accrued
                for financial reporting purposes............................             --             (2,380)
           Noncurrent:
              Plant and equipment, principally due to differences in
                depreciation................................................     (5,802,945)        (4,282,397)
                                                                              ----------------    --------------
              Gross deferred tax liabilities................................     (5,802,945)        (4,284,777)
                                                                              ----------------    --------------

         Net Deferred Tax Liabilities.......................................  $  (2,395,418)      $ (1,130,769)
                                                                              ================    ==============

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

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences that were available at January 28, 1996.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

4.       Other Accrued Liabilities:


                                                                 January 28,           January 29,
                                                                    1996                   1995
                                                               ----------------       ---------------

           Costs accrued to complete church
               directories...................................  $   948,671            $ 1,081,271

           Accrued and withheld sales and payroll taxes......      402,253                332,432

           Accrued expenses..................................    1,163,715                893,897

           Other.............................................      943,334                577,531
                                                               ----------------       ---------------

           Total.............................................  $3,457,973             $2,885,131
                                                               ================       ===============


5.       Employee Benefits:

         The Company has a profit sharing plan for all employees who meet certain eligibility requirements with annual contributions by the Company as directed by the Board of Directors. For fiscal 1995, the contribution was equal to 10% of consolidated income before income taxes and profit sharing less expenses associated with the plan. Company contributions, net of forfeitures, are as follows:


                                                            For the Fiscal Years Ended
                                              -------------------------------------------------------
                                                January 28,         January 29,        January 30,
                                                    1996               1995                1994
                                              ----------------    ---------------    ----------------

           Contributions....................    $1,429,000           $904,000           $557,000

           Forfeitures......................      (172,000)          (253,000)           (195,000)
                                              ----------------    ---------------    ----------------

           Net Contribution.................    $1,257,000           $651,000           $362,000
                                              ================    ===============    ================


         The Company provides health and life insurance benefits to those persons already retired on February 1, 1992 and to those employees who were 55 years of age with 5 years of service on February 1, 1992. The plan provides for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. An eligible employee who retires after February 1, 1992 can receive benefits after attaining the age of 65.

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at January 28, 1996; January 29, 1995; and January 30, 1994. There were no assumptions for trends since the Company's obligation was limited to the dollar amounts previously stated.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

5.       Employee Benefits (continued):


         The Company's net periodic cost of this program, not included in the accumulated obligation, including service cost and interest related cost for the most recent three years is:


                                                                     For the Fiscal Years Ended
                                                     -----------------------------------------------------------
                                                        January 28,          January 29,          January 30,
                                                          1996                 1995                 1994
                                                     ---------------       -------------        -------------

           Service Cost............................       $  58,000           $  83,000            $  83,000

           Interest Related Cost...................         192,000             192,000              192,000
                                                     ---------------       -------------        -------------

           Net Periodic Cost.......................        $250,000            $275,000             $275,000
                                                     ===============       =============        =============


         On January 28, 1996, the accrued cost was $3.4 million, of which $250,000 was classified as current liabilities.


6.       Commitments and Contingencies:

         The Company is obligated under operating leases with initial or remaining noncancelable terms in excess of one year which provide, in some instances, for the payment of taxes, insurance, and maintenance. The future minimum rental payments are not material.

         Certain of the Company's operating lease agreements have renewal options. Rental expense for all operating leases was $249,444; $254,494; and $412,056 for the fiscal years ended January 28, 1996; January 29, 1995; and January 30, 1994, respectively.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

7.       Stock Options:

         The Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") provides for the grant of up to 1,425,000 non-qualified stock options to key employees and non-employee directors. The plan is administered by the Stock Option Plan Administration Committee, which is appointed by the Board of Directors, subject to the terms of the 1990 Plan. Subject to certain provisions, no option granted will be exercisable at any time during the first year following the date of its grant.
         Following the end of the first year, each option will become exercisable to the extent of 20%, and thereafter, at the end of each of the succeeding four years on a cumulative basis as to an additional 20% of the shares of common stock covered thereby. As of January 28, 1996; January 29, 1995; and January 30, 1994, options for 17,850; 57,150; and 133,550 shares, respectively, were available for future grant, and 694,550; 514,950; and 319,950 options,

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

7.       Stock Options (continued):


         respectively, were exercisable. As of January 28, 1996, 403,350 of the exercisable options were in-the-money.

         The Company's 1992 Non-Qualified Stock Option Plan (the "1992 Plan") provides for the grant of up to 1,725,000 non-qualified stock options to key employees and non-employee directors of the Company. Subject to certain provisions set forth in the 1992 Plan, no options granted pursuant to the 1992 Plan will be exercisable at any time during the first six months following the date of grant. Thereafter, each option will become exercisable on the date determined by the Stock Option Plan Administration Committee at the time of grant. No options may be granted under the 1992 Plan after February 27, 2002. As of January 28, 1996; January 29, 1995; and January 30, 1994, options for 425,800;
         256,200; and 221,000 shares were exercisable. As of January 28, 1996; January 29, 1995; and January 30, 1994, options for 793,700; 844,500;
         and 881,500 shares, respectively, were available for future grant under the 1992 Plan. As of January 28, 1996, no exercisable options were in-the-money.

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

         The following table sets forth information regarding the 1990 Plan and 1992 Plan with respect to the exercise, cancellation, expiration, and grant of options during the previous three fiscal years:


                                                                Number of                  Option
                                                                  Shares                   Price
                                                             -----------------       -------------------

            Options outstanding January 31, 1993...........        1,379,350         $  1.67--$20.25

                Exercised..................................         (121,700)        $  1.67--$16.33
                Canceled...................................         (782,900)        $  1.67--$16.33
                Granted....................................        1,313,000         $  9.50--$17.00
                                                             -----------------
            Options outstanding January 30, 1994...........        1,787,750         $  1.67--$20.25

                Exercised..................................          (22,100)        $  1.67--$ 4.13
                Canceled...................................         (101,600)        $  1.67--$20.25
                Granted....................................          216,500         $  9.50--$10.25
                                                             -----------------
            Options outstanding January 29, 1995...........        1,880,550         $  1.67--$17.00

                Exercised..................................          (66,200)        $  1.67--$10.00
                Canceled...................................         (109,700)        $  1.67--$16.33
                Granted....................................          199,800         $  9.25--$12.88
                                                             -----------------
            Options outstanding January 28, 1996...........        1,904,450         $  1.67--$17.00
                                                             =================

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994

8.       Common Stock:

         On September 6, 1990, the Company's Board of Directors authorized the purchase by the Company of up to 450,000 shares of its outstanding common stock from time to time in the open market or in privately negotiated transactions. On March 8, 1995 and March 20, 1996, the Company's Board of Directors increased the number of shares authorized for repurchase by 754,490 and 744,300, respectively. Prior to January 29, 1995, the Company had purchased 204,490 shares pursuant to this program. In fiscal 1995, the Company purchased, in various transactions, 744,300 shares. As of March 21, 1996, the share repurchase authorization, net of repurchased shares, was 1,000,000 shares.

9.       Discontinued Operations:

         During the third quarter of fiscal 1993, the Company discontinued its Department Store Division, consisting of 67 family portrait studios and 13 fashion photography studios operating in five department store chains. As of January 30, 1994, the Company had accrued for the costs associated with discontinuing this division, which included severance expenses, insurance costs, reserves for refunds, operating losses during the shutdown period, and other costs associated with the closings. Except for the camera equipment, property and leasehold improvements have been written off as of January 30, 1994. As of January 30, 1994, seven portrait studios were still in operation. These studios were closed in March of 1994. During the second quarter of fiscal 1994, the Company adjusted downward, by $0.4 million after-taxes, the reserve for discontinued operations.

         The components of the discontinued operations are as follows:


                                                                    For the Fiscal Years Ended
                                                     ----------------------------------------------------------
                                                        January 28,          January 29,         January 30,
                                                          1996                 1995                  1994
                                                     ---------------       -------------        ---------------

           Loss from operations of Department
           Store Division (net of income tax
           benefit of $201,303)....................      $    --         $        --          $   (307,038)


           Income (loss) on disposal of Department
           Store Division (net of income taxes
            [benefits] of $280,189 and [$1,272,212])          --              412,406            (1,892,788)
                                                     ---------------       -------------      ---------------

           Total Discontinued Operations...........     $     --             $412,406           $(2,199,826)

                                                     ===============       =============      ===============


                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED JANUARY 28, 1996;
                     JANUARY 29, 1995; AND JANUARY 30, 1994



10.      Unaudited Quarterly Financial Data:


                                                       For the Fiscal Year Ended January 28, 1996
                                          ----------------------------------------------------------------------
                                          January 28,       October 29,          July 30,          April 30,
                                              1996             1995              1995               1995
                                          --------------  ---------------    --------------    ---------------


          Sales.........................  $ 46,585,446   $ 36,890,845       $ 28,629,613      $ 32,608,631

          Gross Profit*.................  $ 14,780,167   $  8,707,306       $  5,780,190      $  7,836,108

          Income from Continuing
            Operations..................  $  4,890,197   $  1,677,469       $    198,502      $    851,001

          Net Income....................  $  4,890,197   $  1,677,469       $    198,502      $    851,001

          Primary and Fully Diluted
              Earnings Per Common Share:

          Income from Continuing
            Operations..................  $       0.62   $       0.21       $       0.02      $       0.10

          Net Income....................  $       0.62   $       0.21       $       0.02      $       0.10




                                                       For the Fiscal Year Ended January 29, 1995
                                          ----------------------------------------------------------------------
                                           January 29,       October 30,         July 31,            May 1,
                                              1995             1994              1994               1994
                                          --------------  ---------------    --------------    ---------------


          Sales.........................  $ 45,143,637   $ 38,695,847       $ 31,104,809      $ 29,936,444

          Gross Profit*.................  $ 13,307,437   $  7,964,182       $  4,340,315      $  5,177,059

          Income (loss) from Continuing
            Operations..................  $  3,793,745   $  1,094,603       $  (579,538)      $     63,651

          Net Income (Loss).............  $  3,793,745   $  1,094,603       $  (167,132)      $     63,651

          Primary and Fully Diluted
              Earnings Per Common Share:

          Income (loss) from Continuing
            Operations..................  $       0.44   $       0.13       $     (0.07)      $       0.01

          Net Income (Loss).............  $       0.44   $       0.13       $     (0.02)      $       0.01

          *Sales less advertising and promotional costs, cost of photographic sales, and store commissions and selling costs.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES



Schedule II.     Valuation and Qualifying Accounts


Column A                                               Column B           Column C          Column D           Column E
- -----------------------------------------------     ----------------    --------------    --------------     -------------
                                                      Balance at         Charged to                           Balance at
                                                     Beginning of         Costs and                             End of
CLASSIFICATION                                          Period            Expenses         Write-offs           Period
- -----------------------------------------------     ----------------    --------------    --------------     -------------

FISCAL YEAR ENDED JANUARY 28, 1996:

    Allowance for doubtful accounts...........         $845,843              $193,715       $ 28,208          $1,011,350

                                                    ================    ==============    ==============     =============

FISCAL YEAR ENDED JANUARY 29, 1995:

    Allowance for doubtful accounts...........         $658,349             $82,427         $(105,067)         $ 845,843
                                                    ================    ==============    ==============     =============

FISCAL YEAR ENDED JANUARY 30, 1994:

    Allowance for doubtful accounts...........         $128,736            $665,215         $ 135,602          $ 658,349
                                                    ================    ==============    ==============     =============