Form 10-Q
period 1996-04-28
PCA INTERNATIONAL INC
filed 1996-06-11
CIK 76791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended April 28, 1996



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934 For the
           transition period From _______________ To ________________


                         Commission File Number: 0-8550


                             PCA INTERNATIONAL, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                      56-0888429
     ---------------------------                          ---------------------
          (State or other                                   (I.R.S. Employer
          jurisdiction of                                 Identification No.)
          incorporation or
           organization)


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
                                           Yes X        No____



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $0.20 par value                       7,461,329
- - -----------------------------------
                                          --------------------------------
              Class                        Outstanding at May 31, 1996

                            PCA INTERNATIONAL, INC., AND SUBSIDIARIES


                                            I N D E X


PART I.             FINANCIAL INFORMATION:                                                        PAGE NO.

Item 1.             Financial Statements:

                    Consolidated Balance Sheets - April 28, 1996 and
                        January 28, 1996...................................                           1


                    Consolidated Statements of Income - Three Months Ended April 28,
                        1996 and April 30, 1995........................................               2


                    Consolidated Statement of Changes in Shareholders' Equity - Three
                        Months Ended April 28, 1996.....................................              3


                    Consolidated Statements of Cash Flows - Three Months Ended
                        April 28, 1996 and April 30, 1995...........................                  4


                    Condensed Notes to Consolidated Financial Statements............                 5-6


Item 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................                 7-9




PART II.            OTHER INFORMATION:

Item 4.             Submission of Matters to Vote of Security Holders...............                 10

Item 6.             Exhibits and Reports on Form 8-K................................                 11

Signatures          ................................................................                 12

Exhibit Index       ................................................................                 13


                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                       April 28,        January 28,
ASSETS                                                   1996               1996

Current Assets:
   Cash and cash equivalents......................... $      839,587    $    3,914,513
   Accounts receivable (net of allowance for
    doubtful accounts of $1,397,319 and $1,011,350):
       Due from licensor stores and customers........
                                                          10,308,689         7,342,232
       Other, including employee advances............        775,547           677,334
   Inventories.......................................      2,979,414         2,488,964
   Deferred income taxes.............................      2,269,563         2,167,152
   Prepaid expenses..................................        431,287           513,685
                                                      ---------------   ---------------

       Total Current Assets..........................     17,604,087        17,103,880
                                                      ---------------   ---------------

Property:
   Land and improvements.............................      1,177,805         1,177,805
   Building and improvements.........................      7,768,461         7,730,952
   Photographic and sales equipment..................     44,190,087        44,183,975
   Photographic finishing equipment..................     12,506,743        12,501,537
   Furniture and equipment...........................     10,035,517        10,010,818
   Transportation equipment..........................        208,795           208,795
   Leasehold improvements............................     11,246,597        11,508,810
   Construction in progress..........................      1,908,298           946,478
                                                      ---------------   ---------------
       Total.........................................     89,042,303        88,269,170
   Less:  Accumulated depreciation and amortization..     47,046,827        45,516,802
                                                      ---------------   ---------------
       Property, net.................................     41,995,476        42,752,368
                                                      ---------------   ---------------
Other Assets.........................................      1,218,346            28,228
                                                      ---------------   ---------------

Total Assets.........................................   $ 60,817,909    $   59,884,476
                                                      ===============   ===============

                                                             April 28,           January 28,
                                                               1996                 1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable-trade.................................    $9,798,009        $  9,178,213
   Accrued insurance......................................     3,186,590           2,247,693
   Accrued income taxes...................................     1,053,724           2,317,974
   Accrued compensation...................................     4,514,444           3,779,849
   Other accrued liabilities..............................     3,832,870           3,457,973
                                                           ----------------   -----------------

       Total Current Liabilities..........................    22,385,637          20,981,702
                                                           ----------------   -----------------

Deferred Income Taxes.....................................     4,750,254           4,562,570
                                                           ----------------   -----------------

Other Liabilities.........................................     3,098,409           3,105,595
                                                           ----------------   -----------------



Shareholders' Equity:
   Preferred stock, $10.00 par value
    (authorized-2,000,000 shares; outstanding-none).......            --                  --
   Common Stock, $0.20 par value (authorized-20,000,000
    shares; issued-7,444,071 shares and 7,482,071 shares).     1,488,815           1,496,415

   Additional paid-in capital.............................     3,587,673           5,045,578
   Retained earnings......................................    25,533,742          24,918,709
   Cumulative foreign currency translation adjustments....       (26,621)           (226,093)
                                                           ----------------   -----------------

       Total Shareholders' Equity.........................    30,583,609          31,234,609
                                                           ----------------   -----------------

Total Liabilities and Shareholders' Equity................  $ 60,817,909      $   59,884,476
                                                           ================   =================




See Condensed Notes to Consolidated Financial Statements

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                           ------------------------------------
                                                                              April 28,            April 30,
                                                                                 1996                1995
                                                                           --------------        --------------

   SALES                                                                      $36,087,986           $32,608,631
                                                                           --------------        --------------

   COSTS AND EXPENSES:
      Advertising and promotional costs..........................               3,633,789             3,631,529
      Costs of photographic sales................................              11,904,402            10,765,755
      Store commissions and selling costs........................              11,747,366            10,375,239
      General and administrative expenses........................               6,791,240             6,317,963
                                                                           --------------        --------------
         Total costs and expenses................................              34,076,797            31,090,486
                                                                           --------------        --------------

   INCOME FROM OPERATIONS........................................               2,011,189             1,518,145

      Interest expense, net......................................                  18,547                53,961
                                                                           --------------        --------------

   INCOME BEFORE INCOME TAXES....................................               1,992,642             1,464,184

   INCOME TAX PROVISION..........................................                 853,864               613,183
                                                                           --------------        --------------


   NET INCOME....................................................            $  1,138,778         $     851,001
                                                                           ==============        ==============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Primary....................................................               7,868,479             8,480,862
                                                                           ==============        ==============
      Fully Diluted..............................................               8,032,229             8,523,329
                                                                           ==============        ==============

   PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE:

      Net Income.................................................                   $0.14                $0.10

                                                                           ==============        ==============

   CASH DIVIDENDS PER COMMON SHARE...............................                   $0.07                $0.07

                                                                           ==============        ==============




   See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE THREE MONTHS ENDED APRIL 28, 1996 (Unaudited)

                                                                                                                      Cumulative
                                                                                                                        Foreign
                                                                                  Additional                           Currency
                                                        Common Stock                Paid-In         Retained          Translation
                                                 ----------------------------
                                                   Shares          Amount           Capital         Earnings          Adjustments
                                                 -----------    -------------    --------------   --------------    ---------------

       BALANCE, JANUARY 28, 1996:............     7,482,071       $1,496,415      $  5,045,578      $24,918,709          $(226,093)

       Net income............................                                                         1,138,778

       Exercise of stock options.............       160,300           32,060           807,045

       Dividends.............................                                                          (523,745)

       Acquisition of Company stock..........      (198,300)         (39,660)       (2,264,950)

       Foreign currency translation
          adjustment.........................                                                                               199,472
                                                 -----------    -------------    --------------   --------------    ---------------

       BALANCE, APRIL 28, 1996:..............     7,444,071       $1,488,815      $  3,587,673      $25,533,742         $  (26,621)
                                                 ===========    =============    ==============   ==============    ===============





       See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                              ----------------------------------
                                                                                April 28,          April 30,
                                                                                   1996               1995
                                                                              ---------------    ---------------

OPERATING ACTIVITIES:
   Net income...............................................................    $  1,138,778      $     851,001
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation.........................................................       2,265,217          2,041,434
       Increase in allowance for doubtful accounts..........................         385,483            619,173
       Provision for deferred income taxes..................................          85,273            104,191
       Loss on disposal of property.........................................         207,374             48,012
       Compensatory stock option expense....................................              --             12,550
       (Decrease) increase in other liabilities.............................          (7,186)            50,719
       Increase in other noncurrent assets..................................         (14,686)                --
       Changes in operating assets and liabilities:
         Increase in accounts receivable....................................      (3,449,141)        (5,040,981)
         (Increase) decrease in inventories.................................        (489,551)            45,960
         Decrease in prepaid expenses.......................................          82,477             36,436
         Increase (decrease) in accounts payable............................         616,932         (1,079,168)
         Increase in accrued expenses.......................................         775,489          1,293,448
                                                                              ---------------    ---------------
   NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES....................       1,596,459         (1,017,225)
                                                                              ---------------    ---------------

INVESTING ACTIVITIES:
   Purchase of property.....................................................      (1,703,118)          (740,044)
   Purchase of certain assets from two Canadian companies...................      (1,169,078)                --
   Proceeds from sale of fixed assets.......................................           3,619              7,223
                                                                              ---------------    ---------------
   NET CASH USED IN INVESTING ACTIVITIES....................................      (2,868,577)          (732,821)
                                                                              ---------------    ---------------

FINANCING ACTIVITIES:
   Increase in short-term borrowings........................................              --          3,358,275
   Exercise of stock options................................................         839,105            171,174
   Acquisition of company stock.............................................      (2,304,610)        (1,246,177)
   Cash dividends...........................................................        (523,745)          (572,604)
                                                                              ---------------    ---------------
   NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES....................      (1,989,250)         1,710,668
                                                                              ---------------    ---------------

   Effect of exchange rate changes on cash..................................         186,442             26,476
                                                                              ---------------    ---------------

   DECREASE IN CASH AND CASH EQUIVALENTS....................................      (3,074,926)           (12,902)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................       3,914,513            311,759
                                                                              ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................   $     839,587      $     298,857
                                                                              ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Flow Data:
     Interest paid..........................................................  $       45,196     $       17,027
                                                                              ===============    ===============
     Income taxes paid......................................................    $  1,529,895       $  1,342,384
                                                                              ===============    ===============
   Schedule of Non-cash Financial Activities:
     Stock options canceled and unearned compensation credited..............  $           --     $        6,682
                                                                              ===============    ===============
     Acquisition of Common Stock not paid...................................  $           --      $  6,467,775
                                                                              ===============    ===============


See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         With   respect  to  the   significant   accounting   policies   of  PCA
International, Inc., and its subsidiaries (the "Company"), which are wholly-owned, reference is made to note 1 of the financial statements in the Company's Form 10-K filed for the fiscal year ended January 28, 1996. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2.     ACQUISITION:
         On April 15, 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd. for $1.2 million. The Company is amortizing over fifteen years the excess of the purchase price over the value assigned to the purchased assets.

3.     STOCK OPTIONS:
         On March 6, 1996, the Board of Directors adopted the 1996 Omnibus Long-Term Compensation Plan (the "Plan") providing for the issuance of up to 811,550 shares (the same number that had been available for issuance under the 1990 and 1992 Plans) of the Company's common stock. The Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards and was approved by the Company's shareholders at the 1996 Annual Meeting on May 22, 1996. Under the Plan, the Stock Option Plan Administration Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (SARs), Performance Restricted Stock Awards, Performance Awards, and Performance Units ("Awards") to senior level employees of the Company and to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options. The exercise price for stock options and stock Awards may not be less than the fair market value of the common stock on the date of grant. No grants have been made from the Plan. The Plan replaced and superseded the PCA International, Inc. 1990 Non-Qualified Stock Option Plan and the 1992 Non-Qualified Stock Option Plan, except with respect to options and shares of common stock issued and outstanding under the 1990 and 1992 plans which will continue to be governed by the terms of such plans.

         The Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") provides for the grant of up to 1,425,000 non-qualified stock options to key employees and nonemployee directors. As of April 28, 1996, options for approximately 370,750 shares were exercisable and in-the-money; options for 214,400 shares were exercisable and out-of-the-money. As of April 30, 1995, options for 457,950 shares were exercisable and in-the-money, and options for 170,500 shares were exercisable and out-of-the-money.

         The Company's 1992 Non-Qualified Stock Option Plan (the "1992 Plan") provides for the grant of 1,725,000 non-qualified stock options to key employees and nonemployee directors of the Company. As of April 28, 1996, options for 220,600 shares were exercisable and in-the-money; options for 201,500 shares were exercisable and out-of-the-money. As of April 30, 1995, options for 107,300 shares were exercisable and in-the-money, and options for 201,500 shares were exercisable and out-of-the-money.

         The following table summarizes all stock option activity for the three months ended April 28, 1996:

                                        Number of                Option
                                          Shares                 Price
                                     -----------------      -----------------
         Options outstanding
             January 28, 1996.......        1,904,450       $  1.67-$17.00
                Exercised...........         (160,300)      $  1.67-$10.25
                                     =================
         Options outstanding
             April 28, 1996.........        1,744,150       $  1.67-$17.00
                                     =================


         The following table summarizes all stock option activity for the three months ended April 30, 1995:

                                        Number of                Option
                                          Shares                 Price
                                     -----------------      -----------------
         Options outstanding
             January 29, 1995.......        1,880,550       $  1.67-$17.00
                Exercised...........          (31,700)      $  1.67-$9.67
                Canceled............          (69,700)      $  1.67-$16.33
                Granted.............           42,000       $10.13
                                     -----------------
         Options outstanding
             April 30, 1995.........        1,821,150       $ 1.67-$17.00
                                     =================


4.     COMMON STOCK:
         On March 20, 1996, the Company's Board of Directors increased the number of shares authorized for repurchase by 744,300, bringing the total number of shares authorized for repurchase to 1,000,000. During the first quarter, the Company purchased, in various transactions, 198,300 shares.
The average purchase price per share was $11.62.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

         The Company, through its subsidiaries, provides portrait photography services, primarily in permanent studios operated in Kmart stores throughout the United States, Puerto Rico, and the Virgin Islands and in PETsMART stores in the United States. In Canada, the Company provides portrait photography services in Wal-Mart stores. The Company operates portrait studios in 1,392 Kmart stores, 44 Wal-Mart stores, and 22 PETsMART stores as of April 28, 1996. In its Institutional Division, the Company also provides portrait services to church congregations through traveling promotions. Sales in Kmart stores accounted for approximately 93% of sales during the first quarter of fiscal 1996. On May 10, 1996, the Company and Kmart Corporation entered into a five-year, non-exclusive license agreement pursuant to which the Company will operate permanent studios in Kmart stores in the United States.

         In April 1996, the Company closed 107 Canadian Kmart portrait studios and 4 Mexican Kmart studios and ceased operations in those locations. In the United States, the Company opened 11 new Kmart portrait studios and closed 16 studios for a net decrease of 5 studios in the first fiscal quarter. The Company currently operates portrait studios in 1,392 of Kmart's approximately 2,150 discount stores operating in the United States. The Company is not aware of any plans by Kmart to close a significant number of additional stores in the United States. The closing of a significant number of additional stores by Kmart could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart should close a significant number of locations.

         During the first quarter of fiscal 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd. In connection with the purchase, PCA's Canadian subsidiary entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores. The Company opened 44 portrait studios in Wal-Mart stores in Canada in April 1996. Wal-Mart currently operates approximately 130 stores in Canada.

         The Company operated a test in 14 PETsMART stores in 1995, photographing pets and pets with their owners. During the first quarter of fiscal 1996, the Company added 8 portrait studios in PETsMART and currently plans to open portrait studios in approximately 118 additional PETsMART stores by the end of fiscal 1996. PETsMART currently operates over 290 superstores specializing in products and services for pets.

         The Company utilizes a proprietary digital imaging system in all of its portrait studios. The system was designed and engineered in-house by the Company's technology and manufacturing staff, ensuring complete control of all aspects of the system. The system allows customers to instantly view digital proofs of each pose on a color monitor as they are photographed and select only the highest quality and most pleasing poses for further consideration. Following photography, the customer chooses the exact poses to be produced in the specific portrait sizes and quantities desired. The digital imaging system is integrated with the Company's automated production facility. With the digital imaging system, the Company has benefited from higher average sales and lower production costs, primarily through the elimination of waste from speculative portrait production.

         The foregoing discussion contains certain forward-looking statements regarding expected store openings. These statements are based on the Company's belief and assumptions, as well as information currently available to the Company's management. Although the Company believes that the expectations

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. In particular, expected store openings will depend on the economy generally, the operations of Kmart and other companies in which the Company operates studios, the performance of the portrait studio industry generally and of the Company, and other factors.

Seasonality

         The Company's portrait photography business is seasonal, with the greatest sales volume occurring in the fourth fiscal quarter during the Thanksgiving and Christmas holiday seasons. The fourth quarters of fiscal 1995 and 1994 contributed approximately 32% and 31%, respectively, of annual sales and 64% and 79%, respectively, of earnings for such years. The Company's operations can also be adversely affected by inclement weather.

Results of Operations

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                                    Three Months Ended
                                                ----------------------------
                                                 April 28,       April 30,
                                                   1996             1995
                                                ------------     -----------

               Sales............................   100.0%           100.0%
               Costs and expenses...............    94.4             95.3
                                                ------------     -----------
               Income from operations...........     5.6              4.7
               Interest expense.................     0.1              0.2
                                                ------------     -----------
               Income before income taxes.......     5.5              4.5
               Income tax provision.............     2.3              1.9
                                                ============     ===========
               Net income.......................     3.2%             2.6%
                                                ============     ===========

         The Company's sales for the first quarter were $36.1 million, an increase of 11% as compared with sales of $32.6 million in the first quarter of 1995. Sales in Kmart stores in the U.S. were up 11% in the first quarter when compared with the same period in 1995. The increase in sales in U.S. Kmarts was attributable to a 17% increase in customers photographed. The Company believes the superior features and flexibility of its digital imaging system are responsible for the increase in customers. The Company operated portrait studios in 1,392 Kmarts in the U.S. at the end of the first quarter of 1996, an increase of 40 locations from April 30, 1995 and a net decline of 5 locations from January 28, 1996. Sales in Institutional operations were $1.9 million, an increase of 9%. Sales in PETsMART stores totaled $0.4 million in the first quarter of 1996. Eight portrait studios were added in PETsMART stores in the first quarter, bringing to 22 the number of portrait studios operated by the Company at the end of the quarter. The Company expects to operate portrait studios in approximately 140 PETsMART stores by the end of fiscal 1996.

         During the first quarter, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses and entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios. In April 1996, the Company terminated its license agreement with Kmart to operate portrait studios in Canada and Mexico and closed 107 studios and 4

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



studios,  respectively.  The Company opened 44 portrait studios in
Wal-Mart stores in Canada in April. Sales in Canada and Mexico totaled $1.1 million in the quarter, a decrease of $0.2 million from the comparable period in fiscal 1995.

         Income from operations, as a percentage of sales, increased to 5.6% from 4.7% in the first quarter. The improvement in the operating margin was principally attributable to the increase in average sales per studio in U.S. Kmart stores. Operating losses were incurred in PETsMART, as planned, in the quarter. Expenses related to the closing of the Mexican Kmart studios and the transition to and start-up of Canandian Wal-Mart stores were also recorded in the first quarter.

         The income tax provision for the first quarter of 1996 was $0.9 million. This resulted in an effective tax rate of 42.9% versus 41.9% in the first quarter of fiscal 1995. The increase in the effective tax rate is attributable to the loss incurred by our foreign subsidiary.

         Net income increased by $0.3 million, 34%, to $1.1 million, in the first quarter of 1996 as compared with the first quarter of 1995. Earnings per share increased by 40% to $0.14 per share.

Liquidity and Capital Resources

         The Company's principal sources of working capital are cash from operations and the Company's revolving line of credit. On April 28, 1996, the Company had $0.8 million in cash and cash equivalents and no short-term debt outstanding. The Company has a $16.0 million revolving line of credit with NationsBank of North Carolina, N.A., ("NationsBank") to meet seasonal capital requirements. On June 3, 1996, the Company entered into an amendment of its loan agreement with NationsBank to allow the Company to repurchase up to an additional $2 million of its shares.

         During February,  March, and April of 1996 (the first quarter of fiscal
1996), the Company had property additions of $1.7 million, principally for materials and equipment for the PETsMART and Wal-Mart permanent studios. The Company expects to enlarge portrait studios in approximately 75 Super Kmarts, open approximately 118 portrait studios in PETsMART stores, and open 25 to 50 new studios in Wal-Mart stores in Canada during the remainder of fiscal 1996. Currently, the Company estimates capital expenditures for fiscal 1996 will approximate $12 million. Operating activities provided $1.6 million in cash for the quarter.

         Shareholders' equity decreased by $0.7 million to $30.6 million, principally due to the repurchase of 198,300 shares of the Company's common stock for $2.3 million, or 2.7% of the shares outstanding at the beginning of the quarter. Options exercised in the first quarter increased shareholders' equity by $0.8 million. Net income for the quarter was $1.1 million. Dividends paid in the quarter totaled $0.5 million.

         The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1996 from operations, augmented by borrowings under its line of credit for seasonal credit needs.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders

          (a)   The Annual Meeting was held on May 22, 1996.


          (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.


          (c) At the Annual Meeting of Shareholders held on May 22, 1996, the following three matters were voted upon and passed. The tabulation of votes was:


                (1) The election of eight directors to serve until the 1997 Annual Meeting of Shareholders:

                              VOTES IN FAVOR           WITHHOLD AUTHORITY
                       --------------------------- ---------------------------
                         IN PERSON      AS PROXY     IN PERSON     AS PROXY
                       -------------- ------------ -------------- ------------

    R. Stuart Dickson                   6,452,492                    8,495
                       -------------- ------------ -------------- ------------

    Peter B. Foreman                    6,452,792                    8,195
                       -------------- ------------ -------------- ------------

    George Friedman                     6,452,792                    8,195
                       -------------- ------------ -------------- ------------

    John Grosso                         6,452,592                    8,395
                       -------------- ------------ -------------- ------------

    Charlotte H. Mason                  6,452,592                    8,395
                       -------------- ------------ -------------- ------------

    Joseph H. Reich                     6,452,592                    8,395
                       -------------- ------------ -------------- ------------

    Albert F. Sloan                     6,452,192                    8,795
                       -------------- ------------ -------------- ------------

    Stanley Tulchin                     6,452,127                    8,860
                       -------------- ------------ -------------- ------------

                (2) To approve the Company's 1996 Omnibus Long-Term Compensation
        Plan:

             VOTES IN FAVOR         VOTES AGAINST             ABSTENTIONS
        ----------------------- ----------------------- -----------------------
        IN PERSON    AS PROXY    IN PERSON   AS PROXY    IN PERSON    AS PROXY
        ---------- ------------ ----------- ----------  ----------- -----------

                    4,608,296                 486,608                   80,205
        ---------- ------------ ----------- ----------  ----------- -----------

                (3) Ratification of the proposal to select KPMG Peat Marwick LLP to continue as Independent Auditors for the 1996 fiscal year:

             VOTES IN FAVOR          VOTES AGAINST           ABSTENTIONS
        ----------------------- --------------------- ------------------------
        IN PERSON    AS PROXY    IN PERSON  AS PROXY   IN PERSON    AS PROXY
        ---------- ------------ ---------- ---------- ------------ -----------

                    6,437,048                21,526                  2,413
        ---------- ------------ ---------- ---------- ------------ -----------



Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits

                11 Computation of Primary and Fully Diluted Earnings Per Common Share

                27       Financial Data Schedule

          (b)   Reports on Form 8-K

                None
                                       11

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PCA INTERNATIONAL, INC.
                                ----------------------------------
                                (Registrant)



Date:  June 11, 1996            /s/ John Grosso
                                ----------------------------------
                                John Grosso
                                President
                                (Principal Executive Officer)



Date:  June 11, 1996            /s/ Bruce A. Fisher
                                ----------------------------------
                                Bruce A. Fisher
                                Senior Vice President
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Index                                                                                          Page
      No.                         Description                                                        No.

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

     10(b)   License Agreement dated May 10, 1996,  between Kmart Corporation and
             PCA International, Inc.

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

     10(i)   Amendment  dated  June  3,  1996  to  Loan  Agreement  between  PCA
             International,  Inc., Photo  Corporation of America,  PCA National,
             Inc.,  PCA  Corporation of Canada,  Inc.,  and PCA Specialty  Photo
             Retail Corporation, and NationsBank of North Carolina, N.A.

     10(j)*  1996 Omnibus Long-Term Compensation Plan.

       11    Computation of Primary and Fully Diluted Earnings per Common Share.

       27    Financial Data Schedule.


             *Management contract or compensatory plan or arrangement required to be filed as an exhibit.