Form 10-Q
period 1996-07-28
PCA INTERNATIONAL INC
filed 1996-09-10
CIK 76791

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                       ---
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                                       ---
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JULY 28, 1996

                                       ---
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                       ---
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM _______________ TO ________________

                         Commission File Number: 0-8550

                             PCA INTERNATIONAL, INC.

      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                                     56-0888429
- - ---------------------------------                     ---------------------
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

                                  YES X NO____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, $0.20 PAR VALUE                           7,567,229
- - -----------------------------------         ---------------------------------
          CLASS                               OUTSTANDING AT AUGUST 30, 1996

================================================================================

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                                    I N D E X



PART I.             FINANCIAL INFORMATION:                                                        PAGE NO.

ITEM 1.             FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets - July 28, 1996 and
                        January 28, 1996...................................                           1


                    Consolidated Statements of Income - Three Months and Six Months
                        Ended July 28, 1996 and July 30, 1995..........................               2


                    Consolidated Statement of Changes in Shareholders' Equity - Six
                        Months Ended July 28, 1996......................................              3


                    Consolidated Statements of Cash Flows - Six Months Ended July
                        28, 1996 and July 30, 1995..................................                  4


                    Condensed Notes to Consolidated Financial Statements............                 5-6


ITEM 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................                 7-9




PART II.            OTHER INFORMATION:

ITEM 6.             Exhibits and Reports on Form 8-K................................                 10

SIGNATURES          ................................................................                 10

EXHIBIT INDEX       ................................................................                 11



                PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                July 28,      January 28,
ASSETS                                            1996            1996
Current Assets:
Cash and cash equivalents....................  $ 416,310      $ 3,914,513
Accounts receivable (net of allowance for
doubtful accounts of $1,255,319 and
$1,011,350):
  Due from licensor stores and customers.....  9,980,877        7,342,232
  Other, including employee advances.........    360,463          677,334
Inventories..................................  4,794,970        2,488,964
Deferred income taxes........................  2,467,809        2,167,152
Prepaid expenses.............................    543,296          513,685
                                              ----------       ----------
    Total Current Assets..................... 18,563,725       17,103,880
                                              ----------       ----------

Property:
Land and improvements........................  1,177,805        1,177,805
Building and improvements....................  7,779,479        7,730,952
Photographic and sales equipment............. 45,499,039       44,183,975
Photographic finishing equipment............. 12,507,525       12,501,537
Furniture and equipment...................... 10,919,020       10,010,818
Transportation equipment.....................    217,532          208,795
Leasehold improvements....................... 11,629,242       11,508,810
Construction in progress.....................  3,001,225          946,478
                                              ----------       ----------
    Total.................................... 92,730,867       88,269,170

Less: Accumulated depreciation and
    amortization............................. 49,208,238       45,516,802
                                              ----------       ----------
      Property, net.......................... 43,522,629       42,752,368
                                              ----------       ----------
Other Assets.................................  1,493,641           28,228
                                              ----------       ----------
Total Assets.................................$63,579,995      $59,884,476
                                             ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings......................$ 4,419,048      $         -
  Accounts payable-trade..................... 10,161,065         9,178,213
  Accrued insurance..........................  3,908,464         2,247,693
  Accrued income taxes.......................     81,080         2,317,974
  Accrued compensation.......................  2,917,439         3,779,849
  Other accrued liabilities..................  3,440,324         3,457,973
                                             -----------      ------------

     Total Current Liabilities.............. 24,927,420        20,981,702
                                             -----------      ------------
Deferred Income Taxes........................  4,862,539         4,562,570
                                             -----------      ------------
Other Liabilities............................  3,035,804         3,105,595
                                             -----------      ------------

Shareholders' Equity:
  Preferred stock, $10.00 par value (authorized--
    2,000,000 shares; outstanding--none)......         -                 -
  Common Stock, $0.20 par value (authorized--
    20,000,000 shares; issued--7,494,229 shares and
    7,482,071 shares)........................  1,498,846         1,496,415
  Additional paid-in capital.................  4,066,939         5,045,578
  Retained earnings.......................... 25,242,437        24,918,709
  Cumulative foreign currency translation
    adjustments..............................   (53,990)          (226,093)
                                              ----------       -----------
     Total Shareholders' Equity.............. 30,754,232        31,234,609
                                              ----------       -----------
Total Liabilities and Shareholders' Equity...$63,579,995       $59,884,476
                                             ===========       ===========

See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                             Three Months Ended                 Six Months Ended
                                            July 28,        July 30,        July 28,       July 30,
                                               1996           1995             1996          1995

SALES ...................................   $31,116,836     $28,629,613    $67,204,822    $61,238,244

COSTS AND EXPENSES:
     Advertising and promotional costs ..     3,430,743       3,301,889      7,064,532      6,933,418
     Costs of photographic sales ........    11,346,407      10,161,151     23,250,809     20,926,906
     Store commissions and selling costs.    10,565,958       9,386,383     22,313,324     19,761,622
     General and administrative expenses.     5,373,681       5,227,037     12,164,921     11,545,000
                                            -----------    ------------   ------------   ------------
          Total costs and expenses ......    30,716,789      28,076,460     64,793,586     59,166,946
                                            -----------    ------------   ------------   ------------
INCOME FROM OPERATIONS ..................       400,047         553,153      2,411,236      2,071,298
     Interest expense, net ..............        16,760         211,584         35,307        265,545
                                            -----------    ------------   ------------   ------------
INCOME BEFORE INCOME TAXES ..............       383,287         341,569      2,375,929      1,805,753
INCOME TAX PROVISION ....................       150,990         143,067      1,004,854        756,250
                                            -----------    ------------   ------------   ------------
NET INCOME ..............................   $   232,297     $   198,502    $ 1,371,075    $ 1,049,503
                                            ===========    ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

     Primary ............................     8,058,625       7,942,103      7,963,550      8,211,481
                                            ===========    ============   ============   ============
     Fully Diluted ......................     8,069,996       8,063,348      8,127,361      8,384,172
                                            ===========    ============   ============   ============

PRIMARY AND FULLY DILUTED EARNINGS PER
  COMMON SHARE:

     Net Income .........................       $ 0.03           $ 0.02        $ 0.17          $ 0.13
                                            ===========    ============   ============   ============
CASH DIVIDENDS PER COMMON SHARE .........       $ 0.07           $ 0.07        $ 0.14          $ 0.14
                                            ===========    ============   ============   ============

See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JULY 28,1996
                                  (Unaudited)


                                                                                                Cumulative
                                                                                                  Foreign
                                                                 Additional                      Currency
                                        Common Stock              Paid-In       Retained        Translation
                                   Shares           Amount        Capital        Earnings       Adjustments

BALANCE, JANUARY 28,1996:.....     7,482,071      $ 1,496,415    $ 5,045,578    $ 24,918,709    $(226,093)
Net income....................                                                     1,371,075
Exercise of stock options.....       321,400           64,280      3,150,137
Dividends.....................                                                    (1,047,347)
Acquisition of Company stock..      (309,242)         (61,849)    (4,128,776)
Foreign currency translation
   adjustment.................                                                                    172,103
                                  ----------      -----------    -----------    -----------      --------

BALANCE, JULY 28,1996:........     7,494,229      $ 1,498,846    $ 4,066,939    $ 25,242,437     $(53,990)
                                  ==========      ===========    ===========    ============     ========


See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                           Six Months Ended
                                                                                       July 28,        July 30,
                                                                                         1996            1995
OPERATING ACTIVITIES:
     Net income ..................................................................   $ 1,371,075    $ 1,049,503
     Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization ..........................................     4,486,704      4,071,946
          Increase in allowance for doubtful accounts ............................       243,761        382,417
          Provision for deferred income taxes ....................................      (323,554)        72,341
          Loss on disposal of property ...........................................       208,987         80,070
          Compensatory stock option expense ......................................          --           20,050
          (Decrease) increase in other liabilities ...............................       (69,791)       101,488
          Decrease (increase) in other noncurrent assets .........................         1,140        (10,100)
          Changes in operating assets and liabilities:
               Increase in accounts receivable ...................................    (2,565,284)    (2,562,255)
               (Increase) decrease in inventories ................................    (2,305,781)       463,523
               (Increase) decrease in prepaid expenses ...........................       (29,560)       167,780
               Increase (decrease) in accounts payable ...........................       981,936     (1,515,784)
               Decrease in accrued expenses ......................................    (1,460,471)      (108,187)
                                                                                     -----------     ----------
          NET CASH PROVIDED FROM OPERATING ACTIVITIES: ...........................   $   539,162      2,212,792
                                                                                     -----------     ----------

INVESTING ACTIVITIES:
     Purchase of property ........................................................    (5,426,876)    (2,115,147)
     Purchase of certain assets from two Canadian companies ......................    (1,193,311)          --
     Proceeds from sale of fixed assets ..........................................         8,721         43,298
                                                                                     -----------     ----------
     NET CASH USED IN INVESTING ACTIVITIES .......................................    (6,611,466)    (2,071,849)
                                                                                     -----------     ----------

FINANCING ACTIVITIES:
     Increase in short-term borrowings ...........................................     4,419,048      8,351,859
     Exercise of stock options ...................................................     3,214,417        328,829
     Acquisition of Company stock ................................................    (4,190,625)    (7,713,952)
     Cash dividends ..............................................................    (1,047,347)    (1,095,243)
                                                                                     -----------     ----------
     NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES .......................     2,395,493       (128,507)
                                                                                     -----------     ----------

     Effect of exchange rate changes on cash .....................................       178,608         31,804
                                                                                     -----------     ----------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................    (3,498,203)        44,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................     3,914,513        311,759
                                                                                     -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $   416,310    $   355,999
                                                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash Flow Data:
          Interest paid ..........................................................   $    62,160    $   182,520
                                                                                     ===========    ===========
          Income taxes paid ......................................................   $ 2,872,023    $ 2,307,431
                                                                                     ===========    ===========
     Schedule of Non-Cash Financial Activities:
          Stock options canceled and unearned compensation credited ..............   $      --      $     6,682
                                                                                     ===========    ===========


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

2.     ACQUISITION:

         On April 15, 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd., for $1.2 million. The Company is amortizing over fifteen years the excess of the purchase price over the value assigned to the purchased assets.

3.     STOCK OPTIONS:

         On March 6, 1996, the Board of Directors adopted the 1996 Omnibus Long-Term Compensation Plan (the "1996 Plan") providing for the issuance of up to 811,550 shares (the same number that had been available for issuance under the Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") and the 1992 Non-Qualified Stock Option Plan (the "1992 Plan") of the Company's common stock. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards and was approved by the Company's shareholders at the 1996 Annual Meeting on May 22, 1996. Under the 1996 Plan, the Stock Option Plan Administration Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (SARs), Performance Restricted Stock Awards, Performance Awards, and Performance Units ("Awards") to senior level employees of the Company and to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options. The exercise price for stock options and stock Awards may not be less than the fair market value of the common stock on the date of grant. As of July 28, 1996, options for 792,850 shares were available for future grant. The Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans.

         The 1990 Plan provides for the grant of up to 1,425,000 non-qualified stock options to key employees and nonemployee directors. As of July 28, 1996, options for approximately 595,450 shares were exercisable and in-the-money; options for 900 shares were exercisable and out-of-the-money. As of July 30, 1995, options for 521,050 shares were exercisable and in-the-money, and options for 137,800 shares were exercisable and out-of-the-money.

         The 1992 Plan provides for the grant of non-qualified stock options to key employees and nonemployee directors of the Company. As of July 28, 1996, options for 229,600 shares were exercisable and in-the-money; no options were exercisable and out-of-the-money. As of July 30, 1995, options for 120,300 shares were exercisable and in-the-money, and options for 201,500 shares were exercisable and out-of-the-money.

         The following table summarizes all stock option activity for the six months ended July 28, 1996:

                                                                    NUMBER OF                OPTION
                                                                      SHARES                  PRICE
                                                                 -----------------      -----------------
         OPTIONS OUTSTANDING
             JANUARY 28, 1996..................................         1,904,450       $  1.67-$17.00
                Exercised......................................          (321,400)      $  1.67-$16.33
                Expired........................................           (87,000)      $ 15.25-$16.33
                Granted........................................            18,700       $ 16.25-$16.50
                                                                 -----------------
         OPTIONS OUTSTANDING
             JULY 28, 1996.....................................         1,514,750       $  1.67-$17.00
                                                                 =================


         The following table summarizes all stock option activity for the six months ended July 30, 1995:

                                                                    NUMBER OF                OPTION
                                                                      SHARES                 PRICE
                                                                -----------------      -----------------
         OPTIONS OUTSTANDING
             JANUARY 29, 1995..................................         1,880,550       $  1.67-$17.00
                Exercised......................................           (52,400)      $  1.67-$10.00
                Canceled.......................................           (98,200)      $  1.67-$16.33
                Granted........................................           136,800       $ 10.13-$11.00
                                                                 -----------------
         OPTIONS OUTSTANDING
             JULY 30, 1995.....................................         1,866,750       $  1.67-$17.00
                                                                 =================


4.     COMMON STOCK:

         On March 20, 1996, the Company's Board of Directors increased the number of shares authorized for repurchase by 744,300, bringing the total number of shares authorized for repurchase to 1,000,000. During the first six months, the Company purchased, in various transactions, 309,242 shares. The average purchase price per share was $13.55.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, through its subsidiaries, provides portrait photography services, primarily in permanent studios operated in Kmart stores throughout the United States, Puerto Rico, and the Virgin Islands, and in PETsMART stores in the United States. In Canada, the Company provides portrait photography services in Wal-Mart stores. The Company operates portrait studios in 1,388 Kmart stores, 50 Wal-Mart stores, and 75 PETsMART stores as of July 28, 1996. In its Institutional Division, the Company also provides portrait services to church congregations through traveling promotions. Sales in Kmart stores accounted for approximately 88% of sales during the second quarter of fiscal 1996. On May 10, 1996, the Company and Kmart Corporation entered into a five-year, non-exclusive license agreement pursuant to which the Company will operate permanent studios in Kmart stores in the United States.

         In April 1996, the Company closed 107 Canadian Kmart portrait studios and 4 Mexican Kmart studios and ceased operations in those locations. In the United States, the Company opened 5 new Kmart portrait studios and closed 9 studios for a net decrease of 4 studios in the second fiscal quarter. The Company currently operates portrait studios in 1,388 of Kmart's approximately 2,150 discount stores operating in the United States. The Company is not aware of any plans by Kmart to close a significant number of additional stores in the United States. The closing of a significant number of additional stores by Kmart could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart should close a significant number of locations.

         During the first quarter of fiscal 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd. In connection with the purchase, PCA's Canadian subsidiary entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores. The Company opened 44 portrait studios in Wal-Mart stores in Canada in April 1996. The Company opened 6 portrait studios in Canadian Wal-Mart stores in the second quarter. Wal-Mart currently operates approximately 130 stores in Canada.

         The Company has agreed with Wal-Mart Stores, Inc., in the United States to operate portrait studios in 15 Wal-Mart stores in three markets: Denver, Phoenix, and Salt Lake City. The Company expects to begin photography utilizing the Company's proprietary digital imaging system in these locations during the third quarter of 1996.

         The Company operated a test in 14 PETsMART stores in 1995, photographing pets and pets with their owners. During the second quarter of fiscal 1996, the Company added 53 portrait studios in PETsMART, with 75 studios operational at the end of the second quarter. Current plans are to open portrait studios in approximately 40 additional PETsMART stores by the end of fiscal 1996. PETsMART currently operates approximately 300 superstores specializing in products and services for pets.

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

         The foregoing discussion contains certain forward-looking statements regarding expected store openings. These statements are based on the Company's belief and assumptions, as well as information currently available to the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. In particular, expected store openings will depend on the economy generally, the operations of Kmart and other companies in which the Company operates studios, the performance of the portrait studio industry generally and of the Company, and other factors.

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

RESULTS OF OPERATIONS

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                          ----------------------------    ----------------------------
                                           JULY 28,        July 30,       JULY 28,          July 30,
                                             1996            1995            1996             1995
                                          ------------    ------------    ------------    -------------

Sales...................................     100.0%          100.0%          100.0%          100.0%
Costs and expenses......................      98.7            98.1            96.4            96.6
                                          ------------    ------------    ------------    -------------
Income from operations..................       1.3             1.9             3.6             3.4
Interest expense........................       0.1             0.7             0.1             0.4
                                          ------------    ------------    ------------    -------------
Income before income taxes..............       1.2             1.2             3.5             3.0
Income tax provision....................       0.5             0.5             1.5             1.3
                                          ============    ============    ============    =============
Net income..............................       0.7%            0.7%            2.0%            1.7%
                                          ============    ============    ============    =============

         The Company's sales for the second quarter were $31.1 million, an increase of 9% as compared with sales of $28.6 million in the second quarter of 1995. The increase in sales was attributable to increases in customers and the average customer purchase in both the U.S. Kmart studios and portrait studios operated in Canada. The Company operated portrait studios in 1,388 Kmarts in the U.S. at the end of the second quarter, an increase of 52 from July 30, 1995, and a net decline of 9 locations from January 28, 1996. The Company operated 50 portrait studios in Wal-Mart stores in Canada as of July 28, 1996 as compared to 95 Kmarts in Canada at the end of the second quarter of fiscal 1995. Sales from PETsMART stores also contributed to the sales increase.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         Consolidated sales for the first six months of fiscal 1996 were $67.2 million, an increase of 10% or $6.0 million. Increased customer traffic in U.S. Kmart studios and the addition of PETsMART studios contributed to the sales increase.

         Income from operations, as a percentage of sales, decreased to 1.3% from 1.9% in the second quarter. The decline in operating margin was the result of costs associated with the start-up of 53 PETsMART studios in the second quarter of 1996. Partially offsetting these costs were higher operating margins in U.S. Kmart studios. Operating margins for the six months increased to 3.6% from 3.4%. The increase in operating margins for the six months was attributable to higher average sales per studio in U.S. Kmart stores partially offset by operating losses incurred in PETsMART and expenses incurred for the closing of the Mexican Kmart studios and the transition to and start-up of the Canadian Wal-Mart stores.

         The income tax provision for the first six months of fiscal 1996 was $1.0 million. This resulted in an effective tax rate of 42.3% versus 41.9% in fiscal 1995.

         Net income increased by 17%, to $0.2 million, for the second quarter. Earnings per share were $0.03 in the second quarter of fiscal 1996 and $0.02 in 1995. Net income for the first six months increased by 31%, to $1.4 million, or $0.17 per share, as compared to $0.13 per share in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital are cash from operations and the Company's revolving line of credit. On July 28, 1996, the Company had $0.4 million in cash and cash equivalents and short-term debt of $4.4 million. The Company has a $16.0 million revolving line of credit with NationsBank of North Carolina, N.A., ("NationsBank") to meet seasonal capital requirements. On June 3, 1996, the Company entered into an amendment of its loan agreement with NationsBank to allow the Company to repurchase up to an additional $2 million of its shares.

         During May, June, and July of 1996 (the second quarter of fiscal 1996), the Company had property additions of $3.7 million, principally for materials and equipment for the PETsMART and Wal-Mart permanent studios. The Company expects to enlarge portrait studios in approximately 75 Super Kmarts, open approximately 40 portrait studios in PETsMART stores, and open 15 to 35 new studios in Wal-Mart stores in Canada and the U.S. during the remainder of fiscal 1996. Currently, the Company estimates capital expenditures for fiscal 1996 will approximate $12 million. Operating activities used $1.1 million in cash for the quarter.

         Shareholders' equity increased by $0.2 million to $30.8 million in the second quarter, principally due to options exercised increasing shareholders' equity by $2.4 million. Net income for the quarter was $0.2 million. Dividends paid in the quarter totaled $0.5 million. The Company repurchased 110,942 shares in the quarter for $1.9 million.

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


                                                  PCA INTERNATIONAL, INC.
                                                  -----------------------------
                                                  (Registrant)

Date:  September 10, 1996                         /s/ John Grosso
                                                  -----------------------------
                                                  John Grosso
                                                  President
                                                  (Principal Executive Officer)

Date:  September 10, 1996                         /s/ Bruce A. Fisher
                                                  -----------------------------
                                                  Bruce A. Fisher
                                                  Senior Vice President
                                                  (Principal Accounting Officer)

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

      10(b) License Agreement dated May 10, 1996, between Kmart Corporation and PCA International, Inc. Incorporated by reference to Exhibit
               10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996.

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

      10(i)    Amendment dated June 3, 1996 to Loan Agreement between PCA
               International, Inc., Photo Corporation of America, PCA National,
               Inc., PCA Corporation of Canada, Inc., and PCA Specialty Photo
               Retail Corporation, and NationsBank of North Carolina, N.A.
               Incorporated by reference to Exhibit 10(I) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended April 28,
               1996.

      10(j)* 1996 Omnibus Long-Term Compensation Plan. Incorporated by reference to Exhibit 10(j) to the Company's Quarterly
               Report on Form 10-Q for the quarter ended April 28, 1996.

        11     Computation of Primary and Fully Diluted Earnings per Common Share.               12

        27     Financial Data Schedule.                                                          13

               *Management contract or compensatory plan or arrangement required to be filed as an exhibit.
