Form 10-Q
period 1996-10-27
PCA INTERNATIONAL INC
filed 1996-12-10
CIK 76791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     ---
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     ---
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED OCTOBER 27, 1996


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
                                  YES X NO____



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


COMMON STOCK, $0.20 PAR VALUE                               7,587,629
-----------------------------------           ----------------------------------
              CLASS                             OUTSTANDING AT DECEMBER 2, 1996

===============================================================================

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                                    I N D E X


PART I.           FINANCIAL INFORMATION:                                                        PAGE NO.

ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets - October 27, 1996 and
                      January 28, 1996                                                              1

                  Consolidated Statements of Income - Three Months and Nine Months
                      Ended October 27, 1996 and October 29, 1995                                   2

                  Consolidated Statement of Changes in Shareholders' Equity - Nine
                      Months Ended October 27, 1996                                                 3

                  Consolidated Statements of Cash Flows - Nine Months Ended
                      October 27, 1996 and October 29, 1995                                         4

                  Condensed Notes to Consolidated Financial Statements                             5-6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                       7-10


PART II.          OTHER INFORMATION:

ITEM 6.           Exhibits and Reports on Form 8-K                                                 11

SIGNATURES                                                                                         11

EXHIBIT INDEX                                                                                      12


                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                              October 27,    January 28,
   ASSETS                                         1996           1996
   Current Assets:
    Cash and cash equivalents.................  $ 234,293    $ 3,914,513
    Accounts receivable (net of allowance for
      doubtful accounts of $1,579,440 and
      $1,011,350):
       Due from licensor stores and customers. 12,533,339      7,342,232
       Other, including employee advances.....    379,497        677,334
    Inventories...............................  5,069,442      2,488,964
    Deferred income taxes.....................  2,784,065      2,167,152
    Prepaid expenses..........................    767,177        513,685

       Total Current Assets................... 21,767,813     17,103,880

   Property:
    Land and improvements.....................  1,177,805      1,177,805
    Building and improvements.................  7,783,269      7,730,952
    Photographic and sales equipment.......... 48,054,168     44,183,975
    Photographic finishing equipment.......... 12,500,275     12,501,537
    Furniture and equipment................... 11,607,429     10,010,818
    Transportation equipment..................    216,443        208,795
    Leasehold improvements.................... 13,456,279     11,508,810
    Construction in progress..................  3,822,079        946,478
       Total.................................. 98,617,747     88,269,170
    Less: Accumulated depreciation and
     amortization............................. 51,442,061     45,516,802
      Property net..........................   47,175,686     42,752,368
   Other Assets...............................  1,524,959         28,228

   Total Assets...................            $70,468,458    $59,884,476


                                                 October 27,     January 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1996            1996

Current Liabilities:
  Short-term borrowings.......................... $ 7,470,964  $           -
  Accounts payable-trade.........................  12,515,112      9,178,213
  Accrued insurance..............................   4,174,407      2,247,693
  Accrued income taxes...........................      83,846      2,317,974
  Accrued compensation...........................   3,156,925      3,779,849
  Other accrued liabilities......................   3,417,859      3,457,973
    Total Current Liabilities....................  30,819,113     20,981,702

Deferred Income Taxes...........................    5,178,245      4,562,570

Other Liabilities................................   2,773,508      3,105,595

Shareholders' Equity:
 Preferred stock, $10.00 par value (authorized--
  2,000,000 shares; outstanding--none)...........           -              -
 Common Stock, $0.20 par value (authorized--
  20,000,000 shares; issued--7,575,229 shares and
  7,482,071 shares)..............................   1,515,046      1,496,415
 Additional paid-in capital......................   4,882,585      5,045,578
 Retained earnings...............................  25,353,325     24,918,709
 Cumulative foreign currency translation
   adjustments...................................     (53,364)      (226,093)

    Total Shareholders' Equity...................  31,697,592     31,234,609

Total Liabilities and Shareholders' Equity.......$ 70,468,458  $ 59,884,476

See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                        October 27,   October 29,    October 27,   October 29,
                                           1996          1995           1996          1995

SALES..................................$ 37,093,025  $ 36,890,845  $ 104,297,847  $ 98,129,089

COSTS AND EXPENSES:
 Advertising and promotional costs.....   4,799,759     4,194,123     11,864,291    11,127,541
 Costs of photographic sales...........  13,005,884    12,536,703     36,256,693    33,463,609
 Store commissions and selling costs...  12,121,559    11,452,713     34,434,883    31,214,335
 General and administrative expenses...   6,054,604     5,690,289     18,219,525    17,235,289
  Total costs and expenses.............  35,981,806    33,873,828    100,775,392    93,040,774

INCOME FROM OPERATIONS..................  1,111,219     3,017,017      3,522,455     5,088,315

 Interest expense, net.................      48,178       178,188         83,485       443,733

INCOME BEFORE INCOME TAXES.............   1,063,041     2,838,829      3,438,970     4,644,582

INCOME TAX PROVISION...................     421,929     1,161,360      1,426,783     1,917,610

NET INCOME.............................   $ 641,112   $ 1,677,469    $ 2,012,187   $ 2,726,972


WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

 Primary...............................   8,131,921     8,030,550      8,019,678     8,149,227
 Fully Diluted.........................   8,132,376     8,030,710      8,147,005     8,236,618

PRIMARY AND FULLY DILUTED EARNINGS PER
COMMON SHARE:

  Net Income...........................      $ 0.08        $ 0.21         $ 0.25        $ 0.33

CASH DIVIDENDS PER COMMON SHARE........      $ 0.07        $ 0.07         $ 0.21        $ 0.21

See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED OCTOBER 27,1996
                                   (Unaudited)

                                                                                 Cumulative
                                                                                   Foreign
                                                      Additional                  Currency
                                  Common Stock         Paid-In        Retained  Translation
                               Shares         Amount    Capital        Earnings  Adjustments

BALANCE, JANUARY 28,1996:.....7,482,071  $ 1,496,415  $ 5,045,578  $ 24,918,709  $ (226,093)

Net income....................                                        2,012,187

Exercise of stock options..... 402,400        80,480    3,965,783

Dividends.....................                                       (1,577,571)

Acquisition of Company stock..(309,242)     (61,849)  (4,128,776)

Foreign currency translation
 adjustment..................                                                      172,729

BALANCE, OCTOBER 27,1996:.....7,575,229  $ 1,515,046  $ 4,882,585  $ 25,353,325   $ (53,364)

See Condensed Notes to Consolidated Financial Statements.

                   PCA INTERNATIONAL, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Nine Months Ended
                                                                     October 27,  October 29,
                                                                       1996         1995
OPERATING ACTIVITIES:
 Net income....................................................   $  2,012,187  $ 2,726,972
 Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization................................      6,743,401    6,259,425
  Increase in allowance for doubtful accounts..................        557,366      917,930
  Provision for deferred income taxes..........................       (354,608)     275,889
  Loss on disposal of property.................................        406,726      112,089
  Compensatory stock option expense............................              -       23,665
  (Decrease) increase in other liabilities.....................       (332,087)     132,451
  Decrease (increase) in other noncurrent assets...............          1,140      (13,700)
  Changes in operating assets and liabilities:
   Increase in accounts receivable.............................     (5,446,911)  (6,982,071)
   (Increase) decrease in inventories..........................     (2,576,605)      81,571
   (Increase) decrease in prepaid expenses.....................       (253,023)      45,533
   Increase in accounts payable................................      3,330,202       70,276
   (Decrease) increase in accrued expenses.....................       (982,121)   2,452,206
  NET CASH PROVIDED FROM OPERATING ACTIVITIES:.................      3,105,667    6,102,236

INVESTING ACTIVITIES:
 Purchase of property..........................................   (11,537,593)   (5,066,579)
 Purchase of certain assets from two Canadian companies........    (1,194,795)            -
 Proceeds from sale of fixed assets............................         10,151       47,311
 NET CASH USED IN INVESTING ACTIVITIES                             (12,722,237)  (5,019,268)

FINANCING ACTIVITIES:
 Increase in short-term borrowings.............................      7,470,964    7,984,960
 Exercise of stock options.....................................      4,046,263      427,784
 Acquisition of Company stock..................................     (4,190,625)  (7,713,952)
 Cash dividends................................................     (1,577,571)  (1,618,764)
 NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES.........      5,749,031     (919,972)

 Effect of exchange rate changes on cash.......................        187,319       21,520

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............     (3,680,220)     184,516

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............      3,914,513      311,759
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................   $    234,293  $   496,275

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash Flow Data:
  Interest paid................................................   $    108,458  $   269,060
  Income taxes paid............................................   $  3,004,904  $ 2,375,920
 Schedule of Non-Cash Financial Activities:
  Stock options canceled and unearned compensation credited....   $          -  $     8,932



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

3.     STOCK OPTIONS:
         On March 6, 1996, the Board of Directors adopted the 1996 Omnibus Long-Term Compensation Plan (the "1996 Plan") providing for the issuance of up to 811,550 shares (the same number that had been available for issuance under the Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") and the 1992 Non-Qualified Stock Option Plan (the "1992 Plan") of the Company's common stock. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards and was approved by the Company's shareholders at the 1996 Annual Meeting on May 22, 1996. Under the 1996 Plan, the Stock Option Plan Administration Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (SARs), Performance Restricted Stock Awards, Performance Awards, and Performance Units ("Awards") to senior level employees of the Company and to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options. The exercise price for stock options and stock Awards may not be less than the fair market value of the common stock on the date of grant. As of October 27, 1996, options for 792,850 shares were available for future grant. The Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans.

         The 1990 Plan provides for the grant of up to 1,425,000 non-qualified stock options to key employees and nonemployee directors. As of October 27, 1996, options for approximately 598,850 shares were exercisable and in-the-money; options for 900 shares were exercisable and out-of-the-money. As of October 29, 1995, options for 462,850 shares were exercisable and in-the-money, and options for 225,600 shares were exercisable and out-of-the-money.

         The 1992 Plan provides for the grant of non-qualified stock options to key employees and nonemployee directors of the Company. As of October 27, 1996, options for 207,900 shares were exercisable and in-the-money; no options were exercisable and out-of-the-money. As of October 29, 1995, options for 128,300 shares were exercisable and in-the-money, and options for 201,500 shares were exercisable and out-of-the-money.
                                       5

         The following table summarizes all stock option activity for the nine months ended October 27, 1996:


                                                                    NUMBER OF                OPTION
                                                                      SHARES                 PRICE
                                                                 -----------------      -----------------
         OPTIONS OUTSTANDING
             JANUARY 28, 1996..................................       1,904,450        $ 1.67-$17.00
                Exercised......................................        (402,400)       $ 1.67-$16.33
                Canceled.......................................         (14,000)       $10.12-$10.25
                Expired........................................         (87,000)       $15.25-$16.33
                Granted........................................          18,700        $16.25-$16.50
                                                                 -----------------
         OPTIONS OUTSTANDING
             OCTOBER 27, 1996..................................       1,419,750       $  1.67-$17.00
                                                                 =================

         The following table summarizes all stock option activity for the nine months ended October 29, 1995:



                                                                    NUMBER OF                OPTION
                                                                      SHARES                 PRICE
         OPTIONS OUTSTANDING
             JANUARY 29, 1995..................................        1,880,550        $  1.67-$17.00
                Exercised......................................          (66,000)       $  1.67-$10.00
                Canceled.......................................          (99,700)       $  1.67-$16.33
                Granted........................................          196,800         $10.13-$12.88
                                                                 -----------------
         OPTIONS OUTSTANDING
             OCTOBER 29, 1995..................................        1,911,650        $  1.67-$17.00
                                                                 =================

4.     COMMON STOCK:
         On March 20, 1996, the Company's Board of Directors increased the number of shares authorized for repurchase by 744,300, bringing the total number of shares authorized for repurchase to 1,000,000. During the first nine months, the Company purchased, in various transactions, 309,242 shares. The average purchase price per share was $13.55.

5.     SUBSEQUENT EVENTS:
         On November 25, 1996, the Company and American Studios, Inc., announced that they have entered into a nonbinding letter of intent providing for the acquisition by PCA of American Studios for $2.50 per share in cash, subject to the approval by the Boards of Directors of both companies. The total purchase price offered by PCA for the approximately 21.4 million shares of American Studios outstanding, plus assumption of debt and capital lease obligations, is approximately $66 million.

         American Studios had assets of $35.6 million and $43.8 million at September 29, 1996 and December 31, 1995, respectively. Revenues for American Studios were $68.7 million and $101.9 million for the thirty-nine weeks ended September 29, 1996, and year ended December 31, 1995, respectively.

         Consummation of the transaction is subject to approval by the Boards of Directors of both companies and execution of a definitive agreement. Consummation of such agreement will be subject, among other things, to obtaining required regulatory clearance, as well as other customary conditions.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company, through its subsidiaries, provides portrait photography services, primarily in permanent studios operated in Kmart stores throughout the United States, Puerto Rico, and the Virgin Islands, and in Wal-Mart and PETsMART stores in the United States and Canada. The Company operates portrait studios in 1,379 Kmart stores, 76 Wal-Mart stores, and 107 PETsMART stores as of October 27, 1996. In its Institutional Division, the Company also provides portrait services to church congregations through traveling promotions. Sales in Kmart stores accounted for approximately 85% of sales during the third quarter of fiscal 1996. On May 10, 1996, the Company and Kmart Corporation entered into a five-year, non-exclusive license agreement pursuant to which the Company will operate permanent studios in Kmart stores in the United States.

         On November 25, 1996, the Company and American Studios, Inc., ("ASI") announced that they have entered into a nonbinding letter of intent providing for the acquisition by the Company of ASI for $2.50 per share in cash, subject to the approval by the Boards of Directors of both companies. The total purchase price offered by the Company for the approximately 21.4 million shares of American Studios outstanding, plus assumption of debt and capital lease obligations, is approximately $66 million.

         Consummation of the transaction is subject to approval by the Boards of Directors of both companies and execution of definitive agreements. Consummation of such agreement will be subject, among other things, to obtaining required regulatory clearance, as well as other customary conditions.

         In April 1996, the Company closed 107 Canadian Kmart portrait studios and 4 Mexican Kmart studios and ceased operations in those locations. In the United States, the Company opened 11 new Kmart portrait studios and closed 21 studios for a net decrease of 9 studios in the third fiscal quarter. The Company currently operates portrait studios in 1,379 of Kmart's approximately 2,150 discount stores operating in the United States. The Company is not aware of any plans by Kmart to close a significant number of additional stores in the United States. The closing of a significant number of additional stores by Kmart could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart should close a significant number of locations.

         During the first quarter of fiscal 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc., and Portrait Experience of Canada, Ltd. In connection with the purchase, PCA's Canadian subsidiary entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores. The Company opened 44 portrait studios in Wal-Mart stores in Canada in April 1996. The Company opened 11 portrait studios in Canadian Wal-Mart stores in the third quarter and operates portrait studios in 61 of the approximately 130 Canadian Wal-Mart stores.

         The Company entered into an agreement, in the third quarter of 1996, with Wal-Mart stores to operate portrait studios in Wal-Mart stores in the United States. During the third quarter, the Company opened portrait studios in 15 Wal-Mart stores in three markets: Denver, Phoenix, and Salt Lake City.
The Company began photography in these locations in late October 1996.

         The Company operated a test in 14 PETsMART stores in 1995, photographing pets and pets with their owners. During the third quarter of fiscal 1996, the Company added 32 portrait studios in PETsMART, with 107 studios operational at the end of the third quarter. Current plans are to open portrait

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

studios in 7 additional PETsMART stores by the end of fiscal 1996. PETsMART currently operates approximately 300 superstores specializing in products and services for pets.

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

         The foregoing discussion contains certain forward-looking statements regarding expected store openings. These statements are based on the Company's belief and assumptions, as well as information currently available to the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. In particular, expected store openings will depend on the economy generally, the operations of Kmart, Wal-Mart, and PETsMART in which the Company operates studios, the performance of the portrait studio industry generally and of the Company, and other factors.

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

RESULTS OF OPERATIONS

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:



                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                 ---------------------------------    --------------------------------
                                  OCTOBER 27,        October 29,       OCTOBER 27,        October 29,
                                     1996               1995              1996               1995
                                 --------------     --------------    --------------     --------------


Sales..........................     100.0%             100.0%            100.0%             100.0%
Costs and expenses.............      97.0               91.8              96.6               94.8
                                 --------------     --------------    --------------     --------------
Income from operations.........       3.0                8.2               3.4                5.2
Interest expense...............       0.1                0.5               0.1                0.5
                                 --------------     --------------    --------------     --------------
Income before income taxes.....       2.9                7.7               3.3                4.7
Income tax provision...........       1.2                3.2               1.4                1.9
                                 ==============     ==============    ==============     ==============
Net income.....................       1.7%               4.5%              1.9%               2.8%
                                 ==============     ==============    ==============     ==============


                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         The Company's sales for the third quarter were $37.1 million, an increase of 0.5% as compared with sales of $36.9 million in the third quarter of 1995. The increase in sales was attributable to increases in numbers of promotions in PETsMART stores partially offset by a decline in Kmart sales. The Company operated portrait studios in 1,379 Kmarts in the U.S. at the end of the third quarter, a decrease of 6 from October 29, 1995, and a net decline of 22 locations from January 28, 1996. The Company operated 76 portrait studios in Wal-Mart stores as of October 27, 1996. There were 107 PETsMART stores with portrait studios, up from 14 locations on January 28, 1996.

         Consolidated sales for the first nine months of fiscal 1996 were $104.3 million, an increase of 6% from $98.1 million. Increased customer traffic in U.S. Kmart studios and the addition of PETsMART studios contributed to the sales increase.

         Income from operations, as a percentage of sales, decreased to 3.0% from 8.2% in the third quarter. The decline in operating margins resulted from the lower sales in Kmart stores as the number of customers photographed declined. The Company attributes the decline in net income during the third quarter to three factors: the start-up expenses and operating losses incurred to support the Company's aggressive diversification programs in PETsMART and Wal-Mart, the Company's Super Kmart studio enlargement and relocation program, and to a decline in customers photographed in the quarter in the Company's U.S. Kmart studios. Additionally, operating margins are down from start-up costs and operating losses in PETsMART stores. The Company opened portrait studios in 32 PETsMART stores in the third quarter. Operating margins for the nine months decreased to 3.4% from 5.2%. The decrease in operating margins for the nine months was attributable to start-up costs and operating losses incurred in PETsMART and expenses incurred for the transition to and start-up of the Canadian Wal-Mart stores and renovation of Super Kmarts.

         The income tax provision for the first nine months of fiscal 1996 was $1.4 million. This resulted in an effective tax rate of 41.5% versus 41.3% in fiscal 1995.

         Net income decreased to $0.6 million for the third quarter. Earnings per share were $0.08 in the third quarter of fiscal 1996 and $0.21 in 1995. Net income for the first nine months decreased by 26%, to $2.0 million, or $0.25 per share, as compared to $0.33 per share in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital are cash from operations and the Company's revolving line of credit. On October 27, 1996, the Company had $0.2 million in cash and cash equivalents and short-term debt of $7.5 million. The Company has a $16.0 million revolving line of credit with NationsBank of North Carolina, N.A., ("NationsBank") to meet seasonal capital requirements.

         During August, September, and October of 1996 (the third quarter of fiscal 1996), the Company had property additions of $6.1 million, principally for materials and equipment for the new PETsMART and Wal-Mart permanent studios and the expansion and relocation of portrait studios in 45 Super Kmarts. Currently, the Company estimates capital expenditures for fiscal 1996 will exceed $12 million. Operating activities provided $2.6 million in cash for the quarter.

         Shareholders' equity increased by $0.9 million to $31.7 million in the third quarter. Net income for the quarter of $0.6 million and stock options exercised added $0.8 million to shareholders' equity. Dividends paid in the quarter totaled $0.5 million.

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


                                     PCA INTERNATIONAL, INC.
                                     -------------------------------------------
                                     (Registrant)



Date:  December 10, 1996             /s/ John Grosso
                                     -------------------------------------------
                                     John Grosso
                                     President
                                     (Principal Executive Officer)



Date:  December 10, 1996             /s/ Bruce A. Fisher
                                     -------------------------------------------
                                     Bruce A. Fisher
                                     Senior Vice President
                                    (Principal Accounting Officer)

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

      11     Computation of Primary and Fully Diluted Earnings per Common     13
             Share.

      27     Financial Data Schedule.

             *Management contract or compensatory plan or arrangement required to be filed as an exhibit.