Form 10-K
period 1997-02-02
PCA INTERNATIONAL INC
filed 1997-04-29
CIK 76791

================================================================================
                                    FORM 10-K

                            -------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997--COMMISSION FILE NUMBER 0-8550

                            -------------------------

                             PCA INTERNATIONAL, INC.

--------------------------------------------------------------------------------
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

                     Common Stock, $.20 par value per share

                                (Title of Class)

                            -------------------------

================================================================================
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                        Yes   X      No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 31, 1997, there were 7,631,829 shares of the registrant's common stock outstanding; the aggregate market value of such common stock (based on the closing price on the over-the-counter National Association of Securities Dealers National Market System) held by non-affiliates was approximately $127,833,135.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED NOT LATER THAN 120 DAYS AFTER THE END OF THE REGISTRANT'S FISCAL YEAR 1996.

================================================================================

                                     PART I

                                ITEM 1. BUSINESS

GENERAL DEVELOPMENT

         THE COMPANY. PCA International, Inc. (the "Company") is a holding company engaged through its subsidiaries in the sale of photographic color portraits of children, adults, families, and pets. The Company operates in the United States, Canada, Puerto Rico, Mexico, and Argentina. Executive offices and film developing and portrait processing facilities are located in Matthews, North Carolina. A second portrait processing facility and distribution center are located in Charlotte, North Carolina. The Company was organized as a North Carolina corporation in 1967 and has been in business since 1967.

         The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal year ended February 2, 1997 was a 53-week year. The fiscal years ended January 28, 1996 and January 29, 1995 were 52-week years. The Company's 1997 fiscal year that will end February 1, 1998, will be 52 weeks.

         CAPITAL EXPENDITURES. Capital expenditures in fiscal 1996 were $13.4 million, primarily for the addition of portrait studios in 90 Wal-Mart stores in the U.S. and Canada, the addition of 100 new PETsMART portrait studios, the addition of 38 new Kmart portrait studios, the relocation and expansion of portrait studios in 66 Supercenter Kmarts, and for upgrading equipment in the Matthews, North Carolina, processing facility. During fiscal year 1995, the Company spent $6.3 million, primarily for the net addition of 91 Kmart studios and upgrading certain processing equipment in the laboratory in its Matthews' facility.

         ACQUISITION OF WAL-MART PORTRAITURE BUSINESS. As part of its strategy to diversify its retail partnerships and expand its distribution channels, the Company made two acquisitions of Wal-Mart portraiture businesses. These acquisitions significantly expanded the Company's retail studio operations in Canada, the United States, and Mexico. In April 1996, the Company's Canadian subsidiary purchased certain assets of two related Canadian portrait businesses, Portrait Works, Inc. and Portrait Experience of Canada, Ltd. for $1.2 million. The Company funded the purchase from cash on hand and operates these studios under a long-term license agreement with Wal-Mart's Canadian subsidiary. The Company operated portrait studios in 65 Canadian Wal-Mart stores on February 2, 1997.

         On December 17, 1996, the Company, through its wholly owned subsidiary ASI Acquisition Corp. entered into a definitive agreement to acquire all the outstanding shares of American Studios, Inc. for $2.50 cash per share. On January 23, 1997, the Company completed the tender offer for American Studios shares with approximately 95% of the shares tendered. The Company funded the acquisition of approximately 95% of the outstanding shares of American Studios, amounting to $50.8 million, with a $75.8 million Tender Loan Facility agreement with NationsBank of North Carolina, N.A. After completing the tender offer and merger of American Studios into a subsidiary of the Company, the Company refinanced the Tender Loan Facility on February 28, 1997, with a $65 million 5-year term loan and a $25 million revolving line of credit to pay for the acquisition and provide for the Company's working capital and future expansion needs. NationsBank of North Carolina, N.A. acted as agent for the loan syndication. American Studios provided portrait services in over 2,300 Wal-Mart stores in the United States and Mexico. Approximately 832 Wal-Mart stores in the United States and 18 in Mexico serviced by American Studios had permanent studios on February 2, 1997, and the remainder are serviced by traveling promotions.

         STUDIO CLOSINGS. The Company announced on February 3, 1997, the closing of approximately 415 underperforming permanent portrait studios located throughout the United States. This will be completed by May 1997. The Company recorded a $6.0 million pretax ($3.6 million after-tax) fourth quarter charge relating to the write-off of the unamortized studio leasehold improvements and accruals for the expected expenses associated with closing these studios. In April 1996, the Company ceased its Canadian and Mexican Kmart portrait operations, closing 111 permanent studios.

INDUSTRY SEGMENT

         The Company operates in the portrait photography industry and photographs, processes, and sells photographic portraits. Within the industry, the Company services the children's preschool market and the pet market through permanent studio operations and services the adult and family markets through traveling promotions in churches and other institutions.

U.S. PRESCHOOL PORTRAIT OPERATIONS

         The Company operates portrait studios, primarily servicing the children's preschool portrait market, in Kmart and Wal-Mart stores in the United States. As described more fully in the Management's Discussion and Analysis, PCA's fiscal 1996 operating results do not reflect the operating results of American Studios, while studio counts reflect the combined companies. The U.S. Kmart studio operations contributed 86.5% of the Company's revenue in fiscal year 1996, 90.2% in 1995, and 90.7% in 1994. At the end of fiscal year 1996, the Company operated 1,348 permanent U.S. Kmart studios, a net decrease of 49 from 1995. During 1996, 38 U.S. Kmart studios were opened and 87 U.S. Kmart studios were closed. The Company operates permanent portrait studios in approximately 856 U.S. Wal-Mart stores, including approximately 832 studios acquired in the January 27, 1997, acquisition of American Studios, and services more than 1,350 Wal-Mart stores in the United States four to seven times a year with traveling promotions. In 1997, the Company expects to open approximately 100 new permanent studios domestically and close approximately 415 underperforming permanent studios as previously mentioned.

         The Company operates and advertises its permanent studios under the name of its retail partners, Kmart and Wal-Mart. The Company is able to place its media advertising under the name of its retail partners at rates that are lower than those the Company could independently obtain. Customers are attracted to the studio through a variety of advertising methods including in-store point-of-sale merchandising, television and newspaper advertising, and direct mail to current and prospective customers. The Company seeks to maintain an advertising presence throughout the year in all geographic markets where the Company operates permanent studios. The Company has initiated several marketing programs to increase in-store awareness with customers.

         The typical permanent studio occupies approximately 200 to 300 square feet, consisting of a camera room, a portrait viewing and sales area, and a reception area with point-of-sale computer. Generally, the permanent studio is staffed by one or more employees who perform both the photography and sales functions.

INTERNATIONAL

         At the end of fiscal year 1996, the Company operated 65 permanent studios in Wal-Mart stores in Canada, 18 in Mexico from the acquisition of American Studios, and 1 in Argentina. Additionally, the Company operated 8 portrait studios in PETsMART stores in Canada. The Company's Canadian studios provided 4.4%, 4.5%, and 4.3% of revenues for fiscal 1996, 1995, and 1994, respectively. The Company operated 107 studios in Canada and 4 studios in Mexico under license agreements with Kmart until March 1996, at which time the licenses to operate such studios were terminated. The Company began operating studios in Canadian Wal-Mart stores in

April 1996. The Company's Canadian subsidiary has entered into a long-term licensing agreement with Wal-Mart's Canadian subsidiary for the operation of portrait studios in Canadian Wal-Mart stores, and expects to open between 30 and 40 studios during fiscal 1997. Additionally, the Company plans to open approximately 15 Wal-Mart studios in Mexico and South America in fiscal 1997.

INSTITUTIONAL OPERATIONS

         The Company contracts with institutions, primarily church congregations, to photograph and sell individual and family group portraits of the congregation members. The Company does not pay commissions to the hosting institutions, but provides a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the church or directly to the consumer. During fiscal 1996, the Company operated approximately 31 portable camera units each week for Institutional promotions. The Company does not expect the number of portable units in service to change significantly during 1997.

PET PHOTOGRAPHY OPERATIONS

         The Company operates a pilot program with permanent portrait studios in 114 PETsMART retail stores in the United States and Canada. These studios operate five or seven days a week and are staffed by one or two employees. During 1996, the Company opened portrait studios in 100 PETsMART stores. The Company advertises using various methods including, in-store point-of-sale merchandising, newspaper advertising, and direct mail. The portrait package offered in PETsMART is generally smaller than the package offered in the preschool portrait operations. The Company does not expect the number of PETsMART portrait studios to change significantly during 1997.

SEASONALITY

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual revenues and annual earnings. The fourth fiscal quarters of 1996, 1995, and 1994 accounted for approximately 33.2%, 32.2%, and 31.2%, respectively, of sales, and 32.8%, 64.2%, and 79.3%, respectively, of earnings for those years. The 1996 fourth quarter earnings would have accounted for 69.5% of annual earnings before giving effect to the $3.6 million charge after tax for studio closure costs.

COMPETITION

         The children's preschool portrait market is highly competitive and no one firm dominates the United States market. The market comprises several large competitors, including the Company, operating in multiple locations, and numerous smaller entities operating in only one or a few locations. The Company believes that it is one of the largest portrait providers measured by annual sales and the largest operator of retail professional portrait studios in the children's preschool portrait market through its association with Kmart and Wal-Mart.

         Competition for the Company's products, especially in the children's preschool portrait market, centers on the quantity and quality of the portrait packages relative to the price charged. Other competitive factors include the benefits of the Company's digital imaging technology available at over 2,000 permanent portrait studios, the convenience of these studios located in retail discount stores, customer service, and the extensive industry experience of the Company's management. The Company believes that the quality of its portraits and customer service, which is enhanced by the digital imaging system, is an important factor in obtaining repeat business from customers. The major competitors in the market seek to attract new customers through advertised low-priced portrait packages and the benefits of the new digital technology, or low-priced session fees coupled with custom portrait ordering of individual portrait sheets.

LICENSES, TRADEMARKS, AND PATENTS

         The Company is party to a license agreement with Kmart Corporation that allows the Company to operate its permanent studios in the United States Kmart stores under the Kmart name in exchange for a commission from the Company based on a percentage of sales from the permanent studio in each store. The Company has continuously maintained its business relationship with Kmart Corporation for more than 29 years. The license agreement, which was renewed on May 10, 1996, expires May 9, 2001, and may be terminated by either party upon 180-days' notice. The Company assumed American Studios' license agreement with U.S. Wal-Mart Stores, Inc. when it acquired American Studios on January 27, 1997. Wal-Mart may terminate or amend the license agreement at any time. The loss of the license to do business in U.S. Kmart stores, U.S. Wal-Mart stores, or the closing of a significant number of U.S. Kmart or U.S. Wal-Mart stores would have a materially adverse effect on the Company.

         On February 9, 1996, the Company's Canadian subsidiary entered into a license agreement with Wal-Mart Canada, Inc. to operate portrait studios in Wal-Mart's stores in Canada. The license agreement is for a five-year period on a store-by-store basis.

         The Company owns certain other patents, trademarks, and licenses that it does not believe are material to its business.

TECHNOLOGY:  RESEARCH AND DEVELOPMENT

         The Company has developed a proprietary digital imaging system that allows the customer to view a digital proof of each pose on a high-resolution video monitor as the photographer takes the portraits. Immediately after the photography session, customers are able to customize their portrait purchase, choosing the poses, sizes, and number of portraits they wish to purchase. The customer then returns to the studio approximately three weeks later to pick up the finished portraits. The Company believes the increased flexibility and choice provided to customers by the digital imaging system have improved customer satisfaction and increased average purchases. As a byproduct of its digital technology, the Company prints only portraits purchased by the customer, eliminating waste associated with the speculative production method. Furthermore, the Company's production efficiency is enhanced through integration of the digital imaging system with the Company's computerized production system. The Company believes that its integrated system is unique in the portrait photography industry.

         The Company operates two film processing facilities in the Charlotte, North Carolina, area. The Company processes film from its permanent studios and Institutional promotions at its finishing laboratory in Matthews, North Carolina, and from permanent and traveling studios previously operated by American Studios at a second finishing laboratory located in Charlotte, North Carolina. The finishing laboratories have adequate capacity to meet the Company's processing needs for the foreseeable future.

         The Company spent $1,321,000; $1,033,000; and $748,000 on research and development activities during the 1996, 1995, and 1994 fiscal years. Research and development efforts have focused on developing and refining the digital imaging system, integrating the system with the Company's computerized processing facility, and developing a portrait studio for pet photography in PETsMART retail stores.

SOURCES AND AVAILABILITY OF SUPPLIES

         The Agfa Division of Bayer Corporation is the Company's primary supplier of photographic film, paper, and processing chemicals. The Company renewed its supply contract with Agfa in 1994 after receiving competitive bids from other suppliers. The Company has not had significant difficulty obtaining photographic supplies. The Company builds its own cameras and printing equipment and has an adequate supply of cameras, camera components, and production equipment.

         The Company has not found it necessary to carry significant amounts of inventory to ensure a continuous allotment of raw materials. The Company's receivables from licensors and customers are due within the cycle of payments to suppliers.

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

EMPLOYEES

         At February 2, 1997, the Company had approximately 5,325 full-time and 775 part-time employees. The Company believes employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                       AGE    POSITIONS AND OFFICES

John Grosso(1)             50     President, Chief Executive Officer, and
                                  Director (Since 1987)

Jan M. Rivenbark(2)        47     Executive Vice President and
                                  Chief Operating Officer (Since 1992)  Mr.
                                  Rivenbark resigned from the Company on March
                                  13, 1997.

Eric H. Jeltrup(3)         52     Executive Vice President and Chief Technical
                                  Officer (Since 1991)

J. Robert Wren Jr. (4)     49     Executive Vice President and General Counsel
                                  (Since 1997)

Bruce A. Fisher(5)         47     Senior Vice President and Chief Financial
                                  Officer and Secretary (Since 1992)

R. Michael Spencer(6)      49     Senior Vice President and Treasurer
                                  (Since 1992)

(1)Mr. Grosso has been President and Chief Executive Officer of the Company since 1987.

(2)Mr. Rivenbark resigned from the Company on March 13, 1997. Mr. Rivenbark had been Executive Vice President of the Company since August 1992 and was Chief Operating Officer since August 25, 1994. Prior to joining the Company, he was President and Chief Operating Officer of JP Foodservice, Inc.

(3)Mr. Jeltrup has been with the Company in various positions in research and development and production since 1976. He has served as Executive Vice President since 1991 and was promoted to Chief Technical Officer on August 25, 1994.

(4)Mr. Wren joined the Company in January 1997 as Executive Vice President and General Counsel. Prior to that, Mr. Wren served as CEO of American Studios, Inc. from July 1995 until its acquisition January 1997. He served in various other positions with American Studios, Inc. including director and general counsel. From July 1986 to December 1992, Mr. Wren was a partner in the law firm of Garland & Wren, P.A., Gastonia, NC.

(5)Mr. Fisher has been with the Company in various positions in accounting and finance since 1977 and was promoted to Chief Financial Officer and Secretary on August 25, 1994.

(6)Mr. Spencer has been with the Company since 1973 in various positions in accounting. He was promoted to Senior Vice President, Treasurer on January 6, 1992.

                               ITEM 2. PROPERTIES

         The Company owns three facilities in the Charlotte, North Carolina, area. One facility in Matthews, North Carolina, serves as its corporate headquarters, production facility, and warehouse. The building is approximately 166,000 square feet. The Company also owns two facilities in Charlotte, North Carolina, acquired through the American Studios' acquisition: a processing and administrative facility which is approximately 60,000 square feet and a distribution center which is approximately 31,400 square feet. All of these facilities are subject to liens in favor of NationsBank of North Carolina, N.A., as agent for the Company's $90 million loan facility. The Company operates 1,348 permanent studios with Kmart and 940 permanent studios with Wal-Mart, all under license agreements. The Company owns the equipment, furniture, and fixtures in all permanent studios.

                            ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter ended February 2, 1997.

                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PCAI." The following is the range of high and low bid prices for the shares of common stock during the Company's last two fiscal years, as reported on the Nasdaq National Market:

                          FISCAL YEAR ENDED                FISCAL YEAR ENDED
                           FEBRUARY 2, 1997                JANUARY 28, 1996

                    ----------------------------- ------------------------------
                         HIGH             LOW         HIGH              LOW

        1ST QUARTER     $14.13           $ 9.00      $11.00            $ 8.75
        2ND QUARTER     $17.75           $13.00      $14.25            $10.12
        3RD QUARTER     $19.00           $15.50      $14.25            $10.25
        4TH QUARTER     $18.25           $15.00      $12.00            $ 8.37

         At March 31, 1997, the Company had approximately 977 shareholders of record and the closing bid price for a share of common stock was $16.12.

         The Company paid cash dividends of $0.07 per share in the first three quarters of fiscal 1996 and in each quarter of fiscal 1995. On December 4, 1996, the Company's Board of Directors voted to suspend payment of its quarterly dividend in anticipation of the financial requirements for the acquisition of American Studios, Inc.

                         ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except for percentages, ratios, statistics, and per share data)




                                                                 FOR THE FISCAL YEARS ENDED APPROXIMATELY JANUARY 31,

                                                        ------------------------------------------------------------------------
                                                          1997*             1996           1995          1994           1993
                                                        -----------      -----------    -----------   -----------    -----------

      SUMMARY OF OPERATIONS:

          SALES........................................ $  156,099       $  144,715     $  144,881    $  149,150     $  142,865
          GENERAL AND ADMINISTRATIVE EXPENSE........... $   31,676  (1)  $   23,782     $   22,936    $   20,594     $   16,374
          TOTAL COSTS AND EXPENSES..................... $  150,783  (1)  $  131,392     $  137,028    $  140,947     $  130,182
          INCOME FROM CONTINUING OPERATIONS BEFORE
             CUMULATIVE EFFECT OF CHANGES IN
             ACCOUNTING PRINCIPLES..................... $    2,994  (2)  $    7,617     $    4,372    $    4,912     $    7,778
          NET INCOME                                    $    2,994  (2)  $    7,617     $    4,785    $    2,712     $    7,410
         PRIMARY AND FULLY DILUTED EARNINGS PER COMMON

             SHARE:

              FROM CONTINUING OPERATIONS BEFORE
                 CUMULATIVE EFFECT OF CHANGES IN
                 ACCOUNTING PRINCIPLES................. $     0.37  (2)  $     0.94     $     0.51    $     0.56     $     0.94
              NET INCOME............................... $     0.37  (2)  $     0.94     $     0.56    $     0.31     $     0.89
              WEIGHTED AVERAGE NUMBER OF FULLY DILUTED

                 COMMON SHARES.........................      8,154            8,110          8,582         8,823          8,306
              CASH DIVIDENDS PER SHARE................. $     0.21       $     0.28     $     0.28    $     0.28     $     0.28
              RETURN ON AVERAGE EQUITY.................       9.2%            23.7%          15.1%          9.3%          36.3%

      BALANCE SHEET DATA:

         WORKING CAPITAL............................... $ (22,472)  (3)  $  (3,878)     $  (6,697)    $  (4,321)     $    7,423
         CURRENT RATIO.................................       0.55             0.82           0.67          0.81           1.35
         QUICK RATIO...................................       0.35             0.70           0.52          0.59           1.10
         TOTAL ASSETS.................................. $  146,661       $   59,884     $   59,557    $   56,751     $   51,975
         LONG-TERM DEBT (NONCURRENT PORTION)........... $   58,680  (3)  $       --     $       --    $       --     $       --
         RATIO OF LONG-TERM DEBT (NONCURRENT PORTION)

             TO TOTAL CAPITALIZATION(4)................       0.64               --             --            --             --
         TOTAL SHAREHOLDERS' EQUITY PER SHARE(5)....... $     4.13       $     3.85     $     3.85    $     3.43     $     3.41


      OTHER FINANCIAL DATA:

         DEPRECIATION EXPENSE.......................... $    9,498       $    8,490     $    7,136    $    5,159     $    3,455
         CAPITAL EXPENDITURES.......................... $   13,424       $    6,309     $   14,698    $   21,875     $   12,233


*PCA's operating results for the fiscal year ended February 2, 1997, do not include operating results from American Studios, Inc. as the acquisition was accounted for by the purchase method at year-end; balance sheet information includes the assets and liabilities of the combined companies.

(1)INCLUDES $6 MILLION CHARGE FOR STUDIO CLOSURE COSTS.

(2)NET INCOME AND EARNINGS PER SHARE INCLUDE TAX EFFECTED STUDIO CLOSURE COSTS OF $3.6 MILLION OR $0.44 PER SHARE. EXCLUDING THIS AMOUNT, NET INCOME WAS $6.6 MILLION OR $0.81 PER SHARE.

(3)THE COMPANY REPLACED ITS EXISTING CREDIT FACILITY ON JANUARY 27, 1997 WITH A TENDER LOAN FACILITY USED TO FINANCE THE TENDER OFFER FOR AMERICAN STUDIOS, INC. AFTER COMPLETING THE TENDER OFFER AND MERGER OF AMERICAN STUDIOS, INC. THE COMPANY REFINANCED THE TENDER LOAN FACILITY ON FEBRUARY 28, 1997 WITH A $65 MILLION FIVE-YEAR TERM LOAN AND A $25 MILLION REVOLVING LINE OF CREDIT TO PAY FOR THE ACQUISITION AND PROVIDE FOR WORKING CAPITAL NEEDS.

(4)TOTAL CAPITALIZATION IS LONG-TERM DEBT AND TOTAL SHAREHOLDERS' EQUITY.

(5)TOTAL SHAREHOLDERS' EQUITY PER SHARE HAS BEEN CALCULATED DIVIDING TOTAL SHAREHOLDERS' EQUITY BY THE WEIGHTED AVERAGE NUMBER OF FULLY DILUTED SHARES.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company provides professional portrait photography services by operating permanent studios in Kmart stores in the United States and Puerto Rico and in Wal-Mart stores through permanent studios and traveling promotions in the United States, Canada, Puerto Rico, Mexico, and South America. The Company operates a pilot program for pet portrait photography in PETsMART stores in the United States and Canada. PCA's Institutional Division provides portrait services to church congregations and day care centers through traveling promotions. The Company's Kmart studios accounted for approximately 87.2% of sales in fiscal 1996. At the end of fiscal 1996, the Company operated permanent studios in 1,348 U.S. Kmart stores, 856 U.S. Wal-Mart stores, 84 International Wal-Mart stores, and 114 PETsMART stores. The Company also serves approximately 1,350 Wal-Mart stores with traveling promotions. PCA's fiscal 1996 operating results do not include the operating results of American Studios, Inc. while studio counts give effect to the combined companies.

         In 1996, the Company diversified its retail partnerships and expanded its distribution channels. In support of this strategy, the Company engaged in the following activities:

   o In April 1996, the Company acquired certain assets of two related Canadian portrait businesses, Portrait Works, Inc. and Portrait Experience of Canada, Ltd., Wal-Mart Canada's previous provider. PCA's Canadian subsidiary then entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores. PCA converted the 42 existing studios to full-service studios with its digital imaging technology and opened 23 additional new Canadian Wal-Mart studios during the year. The Company operated a total of 65 Canadian Wal-Mart portrait studios at year-end.

   o In April 1996, the Company closed 107 Canadian Kmart studios and 4 Mexican Kmart studios and discontinued Kmart operations in these markets.

   o In August 1996, the Company entered into an agreement with Wal-Mart
     Stores, Inc. to operate a total of 17 permanent portrait studios in Denver, Salt Lake City, and Phoenix. The Company also began operating 7 Wal-Mart studios in Puerto Rico.

   o In November 1996, the Company began the process to acquire American
     Studios by executing a letter of intent for PCA to acquire American Studios at $2.50 cash per share. In December, the Companies executed a definitive agreement for PCA to acquire American Studios. On January 27, 1997, the Company successfully completed the cash tender offer for shares of American Studios. On February 28, 1997, PCA completed the acquisition of American Studios. This acquisition expanded the number of Wal-Mart stores PCA serves to over 2,300, including 850 Wal-Mart stores previously served by American Studios through permanent studio operations with the remainder served through traveling promotions.

   o The Company opened one Wal-Mart studio in Argentina in December 1996.

   o PCA renovated and relocated 66 Super Kmart Center studios to store-front locations, each with two camera rooms and expanded reception and children's play area. Additionally, the Company opened 38 and closed 87 portrait studios in Kmart.

   o PCA expanded its pilot program for pet portraiture with the opening of 100 PETsMART studios in the United States and Canada. The Company operated a total of 114 studios at year-end.

   o PCA expanded its Institutional promotions with the addition of day care center portrait promotions.

      Overall, PCA opened 252 permanent studios (including 66 upgraded Super Kmart studios) while closing 198 studios in fiscal 1996, in addition to the 892 Wal-Mart studios acquired through the two acquisitions.

HISTORICAL BUSINESS REVIEW

         In 1995 and 1994, PCA provided portrait services primarily through permanent Kmart studios in the United States and Canada. Kmart studios accounted for 95% of total sales both in 1995 and 1994. The Company opened 164 permanent Kmart studios in 1995 and closed 73 studios, resulting in a net addition of 91 studios. At the end of fiscal 1995, the Company operated 1,508 permanent Kmart studios in the U.S., Canada, and Mexico. The Company opened 136 permanent studios in 1994 and operated 1,417 at the end of fiscal 1994. Prior to August 1994, the Company also operated traveling, or portable, studio promotions in Kmart stores that did not have a permanent studio. Because traveling promotions were available only seven weeks per year in any given Kmart location and because permanent studios were more profitable than traveling promotions, the Company converted its traveling promotion business in Kmart stores to permanent studios.

         In July 1994, the Company completed the conversion, begun in November 1992, of all Kmart studio locations to its digital imaging technology. The digital imaging technology allows customers to approve each portrait during the photography session as each pose is displayed on a video monitor. With this technology, the Company no longer relies on the production of portraits on a speculative basis, but produces only those portraits which the customer purchases. The conversion to digital technology has resulted in significant changes in the Company's operations, increasing the emphasis on better quality portraits and service and allowing the Company to improve its per-customer sales average. The Company's system has reduced product costs primarily through the elimination of waste from speculative portrait production.

         Beginning with the fourth quarter of fiscal 1993 and continuing through fiscal 1996, the portrait services industry has experienced extremely competitive pricing and promotional conditions. The Company expects competitive pricing conditions will be less aggressive than they have been in the past and continues to place emphasis on the quality and value of its portrait products and services, and the enhanced portrait experience made possible through its digital imaging system.

         Because of the retail nature of its services, the Company's business is very seasonal. The Christmas season accounts for a significant percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (beginning in late October of each calendar year and ending approximately January 31 of the succeeding calendar year) typically produces a large percentage of annual revenues and annual earnings. The fourth fiscal quarters of fiscal 1996, 1995, and 1994 accounted for 33.2%, 32.2%, and 31.2%, respectively, of sales and 32.8%, 64.2%, and 79.3%, respectively, of earnings for such years. Earnings for the fourth quarter of fiscal 1996 were impacted by a charge for studio closure costs of $3.6 million after-tax, discussed below. Without this charge, earnings in the fourth quarter of fiscal 1996 were approximately 69.5% of fiscal year earnings. The Company's operations can also be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

CONTINUING OPERATIONS

         1996 PCA FISCAL YEAR COMPARED WITH 1995 PCA FISCAL YEAR. Sales for fiscal year 1996 increased 7.9% to $156.1 million, compared to $144.7 million in fiscal year 1995. On a consolidated basis, the number of customers photographed increased 8.9% to 2.9 million and the average customer purchase was $53.20 per customer. Fiscal 1996 was a 53-week year versus 52 weeks in fiscal 1995. On a comparable 52-week basis, sales increased 6.5%.

         In 1996, PCA diversified its retail partnerships and expanded its distribution channels. Sales by distribution channel reflect these new sources. In 1996, sales through its U.S. Kmart portrait studios were $135.1 million and accounted for 86.5% of total sales; Wal-Mart portrait studio sales, both international and domestic, were $6.6 million, or 4.2% of sales; PCA's Institutional Division and PETsMART pilot program provided $13.3 million, or 8.5% of sales. In 1995, U.S. Kmart studio sales were $130.6 million, or 90.2% of sales; and PCA's PETsMART pilot program and Institutional sales were $7.5 million, or 5.2% of sales.

         Total operating costs and expenses increased 10.2%, before the fourth quarter charge of $6.0 million to close 415 underperforming portrait studios, and accounted for 92.8% of sales compared to 90.8% of sales in 1995. Advertising and promotional costs as a percentage of sales were 10.4%, versus 10.2% in 1995. The increase in advertising and promotional costs is attributable to promotional costs to introduce the Company's digital imaging system in the new Canadian and U.S. studios. Principally due to the increase in customers photographed, cost of photographic sales increased $4.9 million, or 10.3%, to 33.7% of sales in 1996, compared to 32.9% of sales in 1995. Store commission and selling costs increased to 32.3% of sales, compared to 31.2% the prior year. Labor costs, associated with the PETsMART pilot program and staffing requirements to operate more seven-day studios in discount store permanent studios, caused the increase in direct selling cost.

         General and administrative expense levels before the fourth quarter charge were 16.4% of sales for 1996, similar to prior year's level. The Company experienced a slight reduction in corporate administrative expenses as benefit costs were lower, offset by an increase in field administrative expenses to support our Wal-Mart and PETsMART expansion, and the write-off of leasehold improvements associated with the relocation and studio expansion in 66 Super Kmart Centers. The Company recorded a pretax charge of $6.0 million for the closing of 415 portrait studios which were not meeting the Company's profitability objectives. This charge includes the write-off of leasehold improvements and other fixed assets in these stores, separation pay, cost to restore the studios to the same condition they were in prior to the Company installing the portrait studio, and customer refunds. The Company will operate these portrait studios until June 1997.

         Income from operations, before the charge to close 415 portrait studios, declined 15.1% to 7.2% of sales from 9.2% of sales in 1995, a direct result of the investment spending initiatives enumerated above to pursue the Company's diversification objectives in Wal-Mart and PETsMART. The costs associated with the PETsMART expansion, the Wal-Mart expansion, and overall costs to support the diversification activities were the principal reasons for the operating margin decline.

         Pretax income declined 60.1% to $5.1 million, compared to $12.9 million in 1995. This pretax figure includes the $6.0 million charge for studio closure costs noted above. Interest expense, on a net basis, declined 60.9% due to repayment of borrowings to fund the Company's repurchase of over $7.7 million of stock in 1995. Income tax provision for 1996 was $2.1 million as compared to $5.2 million in 1995. The tax provision as a percentage of income was 41.7% versus 40.8% in 1995. The increase in effective tax rate was generally attributable to losses in the PETsMART operation which did not generate state tax benefits. Net income in 1996 was $3.0 million, or $0.37 per share, including the previously mentioned charge, which reduced per share earnings by $0.44, compared to $7.6 million, or $0.94 per share in 1995. Excluding the charge, net income was $6.6 million or $0.81 per share.

         1995 PCA FISCAL YEAR COMPARED WITH 1994 PCA FISCAL YEAR. Sales for the Company's 1995 fiscal year were $144.7 million, flat as compared with sales of $144.9 million for fiscal 1994. Consolidated sales in Kmart stores of $137.2 million were down slightly from $137.7 million in 1994. The decline was attributable to the phase-out of traveling photography promotions in 1994. Sales in Kmart permanent locations were up over 2% in fiscal 1995. The increase in sales in Kmart permanent studios was attributable to a 7% increase in the average purchase, partially offset by a 5% decline in customers photographed. The Institutional division had sales of $6.6 million in 1995, a decline of $0.5 million from fiscal 1994. In the fourth quarter, Kmart sales increased by 2%, with customers increasing by 3.7%. The PETsMART pilot program contributed sales of $0.9 million in fiscal 1995.

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

PROSPECTIVE INFORMATION

         With the acquisition of American Studios, Inc., PCA operates the largest number of professional retail portrait studios in North America. Pro forma combined 1996 sales were approximately $264 million. On a combined basis, U.S. Kmart studios were approximately 52% of pro forma combined sales, international and domestic Wal-Mart sales were approximately 43%, and sales from PCA's Institutional Division and the PETsMART pilot program were 5% of sales. During 1997, the Company expects to serve over 5 million customers through more than 2,000 permanent retail portrait studios and also traveling promotions. The Company is geographically positioned to serve a dynamic and diverse, domestic and international marketplace with studio locations throughout the United States, Canada, Mexico, Puerto Rico, and South America.

         As a result of the merger, the Company will execute five strategic initiatives with the goal to improve its operating performance and marketing presence in 1997:

   o Integrate and consolidate corporate administrative functions and field operations of the merged companies.

   o Leverage PCA's digital imaging system over an expanded Wal-Mart customer base. To accomplish this, the Company plans to convert 600 Wal-Mart non-digital permanent studios, previously operated by American Studios, to PCA's digital imaging studio system, upgrade and adapt 250 American Studios' digital studios to PCA's software and systems approach, and train approximately 1,000 studio associates.

   o Improve operating performance at the studio level with the closing of 415 underperforming studios which were not meeting the Company's profitability objectives, and use certain studio assets from those studios in opening new portrait studios.

   o Maintain a diversified distribution channel by opening approximately 150 new Wal-Mart portrait studios, both domestically and internationally. Future domestic growth in the Kmart channel will come from opening studios in new Super Kmart Center stores. The Company will continue to evaluate its pilot program with PETsMART, and does not plan significant studio expansion in 1997.

   o Support studio expansion plans with several marketing initiatives to improve in-store awareness and to build longer-term customer relationships.

         Due to the impact and cost of this integration and conversion, the related employee training expenses, and the seasonal nature of our business, the Company expects operating losses in the first half of 1997. The Company anticipates profit margins, cash flows, and earnings will improve in the second half as it realizes the benefits from the digitally enhanced Wal-Mart studios (increased average customer purchase, greater customer traffic, and lower product costs) and its marketing initiatives, along with higher sales volumes historically experienced in the second half of the year.

         Capital expenditures for 1997, primarily to finance these strategic initiatives, are estimated to be approximately $12.0 million, and will be financed from operations augmented by borrowing under the Company's credit facility.

         Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), new store openings, availability of financing, competition, management's ability to manage growth, loss of customers, and a variety of other factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company replaced its existing credit facility on January 27, 1997, with a credit facility (the "Tender Loan Facility") used to finance the tender offer for American Studios, Inc. After completing the tender offer and merger of American Studios into a subsidiary of the Company, the Company refinanced the Tender Loan Facility on February 28, 1997, with a $65 million 5-year term loan and a $25 million revolving line of credit with NationsBank acting as agent for the loan syndication. On February 2, 1997, the Company had $1.5 million in cash and cash equivalents and $58.7 million debt outstanding from its $75.8 million Tender Loan Facility used to finance the purchase of 95% of American Studios' common stock. The Company's principal sources of working capital are cash from operations and its $25 million secured revolving line of credit from a bank. The credit facility bears interest, at the Company's choice, at either (a) Prime Rate plus 150 basis points, adjusted daily; or (b) the 30-, 60-, 90-, or 180-day London Interbank Offered Rate ("LIBOR") plus 250 basis points, adjusted monthly, bimonthly, quarterly, or semiannually, respectively.

         During fiscal 1996, the Company had property additions of $13.4 million, principally for materials and equipment for the addition of new permanent studios in Wal-Mart and PETsMART, the expansion and relocation of portrait studios in Super Kmart Centers, and upgrading certain processing equipment in our Matthews, North Carolina, laboratory. The purchase of American Studios and certain assets of the two Canadian companies consumed over $60 million and was financed by the Tender Loan Facility and cash on hand. The Company was able to fund its capital expenditures from operations, cash on hand, and its revolving line of credit.

         Shareholders' equity increased by $2.4 million to $33.6 million. Net income was $3.0 million, after the $3.6 million after-tax charge for studio closings, and dividends paid totaled $1.6 million. Exercised stock options and the issuance of warrants to purchase common stock added $5.0 million to shareholders' equity. The Company repurchased 309,242 shares of its common stock in fiscal 1996 reducing shareholders' equity by $4.2 million.

         The Company anticipates capital expenditures of $12.0 million for fiscal 1997 to convert 600 Wal-Mart studios to the Company's digital imaging system, to add approximately 150 studios servicing the preschool children's market, and for general capital needs. The Company believes, based on its short- and long-term business plans, that it has the ability to fund adequately from operations, augmented by borrowings under its line of credit for seasonal credit needs, its operating and capital expenditure needs for fiscal 1997, as well as approximately $3.0 million for the acquisition of the remaining 5% of American Studios' shares, and $6.0 million for the closing of approximately 415 portrait studios. The Company generated cash flows from operations of $17.7 million, $20.3 million, and $10.9 million in fiscal 1996, 1995, and 1994, respectively. At March 31, 1997, there was $20.5 million available under the Company's revolving credit facility. There are no scheduled repayments to the Company's term note in fiscal 1997. Due to the seasonality of the Company's operations, cash is generally consumed during the first fiscal quarter. During the remaining fiscal quarters, operating activities usually generate cash.

INFLATION

         Over the past few years, inflation has not had a significant impact on the Company's financial condition or results of operations.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is submitted beginning on page F-1 of this report.

               ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         None.

                                    PART III

                            ITEMS 10, 11, 12, AND 13.

         The portion of Item 10 with respect to Directors of the Company and Items 11, 12, and 13, Management Remuneration, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions, respectively, have been omitted from this report since the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Rule 14a-3(b) of the Commission, not later than 120 days after the close of the fiscal year ended February 2, 1997. That portion of Item 10 with respect to executive officers of the Company appears in Item 1 of Part I hereof.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

                             AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       1 & 2. The financial statements and schedules required by this Item can be found as indexed on Page F-1 following page 19.
       3.         Exhibits shown by index beginning on page 16.

(b)    Reports on Form 8-K.

       None

                             PCA INTERNATIONAL, INC.

                       INDEX TO EXHIBITS - [ITEM 14(A)(3)]


     INDEX NO.                     DESCRIPTION                                       PAGE NO.

       3(a)      Restated Charter, as amended to date.

       3(b) Bylaws of PCA International, Inc. as amended to date, incorporated by reference to Exhibit 3.4 to the Company's
                 Quarterly Report on Form 10-Q, Commission File No. 0-8550, for the quarter ended May 3, 1992.

       4 Instruments defining the rights of security holders, incorporated by reference to Exhibit 4 to the Company's
                 Quarterly Report on Form 10-Q, Commission File No. 0-8550, for the quarter ended May 3, 1992.

       10(a)     License Agreement dated July 29, 1992, between Wal-Mart
                 Corporation and American Studios, Inc., incorporated by reference to Exhibit 10.1 to American Studios, Inc. 1992 Form
                 S-1 (Registration No. 33-58958).

       10(b) License Agreement dated May 10, 1996, between Kmart Corporation and PCA International, Inc., incorporated by reference to
                 Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 1996.

       10(c)     Sales Contract dated August 11, 1994, between PCA
                 International, Inc. and Agfa Division of Miles, Inc., incorporated by reference to Exhibit 10(c) to the Company's
                 Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form
                 10-Q for the quarter ended July 31, 1994.

       10(d)* The 1990 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-36793).

       10(e)* The 1992 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Exhibit 4 to the Company's
                 Registration Statement on Form S-8 (Registration No. 33-51458).

       10(f)     Loan Agreement dated January 27, 1997, between PCA
                 International, Inc., PCA Photo Corporation of Canada, Inc., PCA
                 Specialty Retail Photo Corporation, Inc., Photo Corporation of
                 America, PCA National, Inc., ASI Acquisition Corp., and
                 NationsBank, N.A., as Agent, incorporated by reference to the Company's Schedule 14D-1 and Schedule 13-D, Amendment No. 3, dated January 27, 1997.

       10(g)     Loan Agreement dated February 28, 1997, between PCA
                 International, Inc., PCA Photo Corporation of Canada, Inc., PCA
                 Specialty Retail Photo Corporation, Inc., Photo Corporation of
                 America, PCA National, Inc., ASI Acquisition Corp., and
                 NationsBank, N.A., as Agent.

       10(h) Sales Contract dated September 1, 1993, between Agfa Division of Miles, Inc., and American Studios, Inc., incorporated by reference to Exhibit 10.93 to American Studios, Inc. Form 10-K for fiscal 1993, Commission File No. 0-20510.

       10(i)     Merger Agreement dated December 17, 1996, between PCA
                 International, Inc., ASI Acquisition Corp., and American
                 Studios, Inc., incorporated by reference to the Company's Form
                 8-K dated January 23, 1997.

       10(j) 1996 Omnibus Long-Term Compensation Plan, incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 28, 1996.


       10(l)* Employment and Non-Compete Agreement dated December 17, 1996, between Randy J. Bates and PCA International, Inc.

       10(m)* Employment and Non-Compete Agreement dated December 17, 1996, between Robert Kent Smith and PCA International, Inc.

       10(n)* Employment and Non-Compete Agreement dated December 17, 1996, between J. Robert Wren, Jr., and PCA International, Inc.

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

                                        PCA INTERNATIONAL, INC.

Date:  April 18, 1997                   By:/s/Joseph H. Reich
                                        ----------------------------------------
                                        Joseph H. Reich
                                        Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE

/s/Joseph H. Reich              Chairman of the Board           April 18, 1997
----------------------------
Joseph H. Reich

/s/John Grosso                  President, Chief Executive      April 18, 1997
----------------------------    Officer and Director
John Grosso

/s/Eric H. Jeltrup              Executive Vice President        April 18, 1997
----------------------------    Chief Technical Officer
Eric H. Jeltrup

/s/J. Robert Wren Jr.           Executive Vice President        April 18, 1997
----------------------------    General Counsel
J. Robert Wren Jr.




SIGNATURE                       TITLE                           DATE

/s/Bruce A. Fisher              Senior Vice President           April 18, 1997
----------------------------    Chief Financial Officer
Bruce A. Fisher                 Secretary


/s/R. Michael Spencer           Senior Vice President           April 18, 1997
----------------------------    Treasurer
R. Michael Spencer

/s/R. Stuart Dickson            Director                        April 18, 1997

----------------------------
R. Stuart Dickson

/s/Peter B. Foreman             Director                        April 18, 1997

----------------------------
Peter B. Foreman

/s/George Friedman              Director                        April 18, 1997

----------------------------
George Friedman

/s/Donald P. Greenberg          Director                        April 18, 1997

----------------------------
Donald P. Greenberg

/s/Charlotte H. Mason           Director                        April 18, 1997

----------------------------
Charlotte H. Mason

/s/Albert F. Sloan              Director                        April 18, 1997

----------------------------
Albert F. Sloan


/s/Stanley Tulchin              Director                        April 18, 1997

----------------------------
Stanley Tulchin






                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                       PAGE NO.
FINANCIAL STATEMENTS:

          INDEPENDENT AUDITORS' REPORT............................................................       F-2

          CONSOLIDATED BALANCE SHEETS AT FEBRUARY 2, 1997 AND JANUARY 28, 1996....................     F-3-F-4

          CONSOLIDATED STATEMENTS OF INCOME FOR FISCAL YEARS ENDED

          FEBRUARY 2, 1997; JANUARY 28, 1996; AND JANUARY 29, 1995................................       F-5

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR FISCAL

          YEARS ENDED FEBRUARY 2, 1997; JANUARY 28, 1996; AND JANUARY 29, 1995....................       F-6

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR FISCAL YEARS ENDED

          FEBRUARY 2, 1997; JANUARY 28, 1996; AND  JANUARY 29, 1995...............................       F-7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................     F-8-F-21

SCHEDULES:

      II  VALUATION AND QUALIFYING ACCOUNTS FOR FISCAL YEARS ENDED

          FEBRUARY 2, 1997; JANUARY 28, 1996; AND JANUARY 29, 1995................................       S-1


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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PCA International, Inc.:

We have audited the consolidated financial statements of PCA International, Inc. and subsidiaries as of February 2, 1997 and January 28, 1996 and for each of the years in the three-year period ended February 2, 1997, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCA International, Inc. and subsidiaries as of February 2, 1997 and January 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    /s/KPMG Peat Marwick LLP
                                                    KPMG PEAT MARWICK LLP

Charlotte, North Carolina
March 19, 1997

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                                           FEBRUARY 2,                 JANUARY 28,
                                                                                  1997                       1996

                                                                           -------------------         ------------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS..............................................  $      1,536,234            $    3,914,513
  ACCOUNTS RECEIVABLE (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $867,961 AND
    $1,011,350):

      DUE FROM LICENSOR STORES AND CUSTOMERS.............................         6,702,335                 7,342,232
      OTHER, INCLUDING EMPLOYEE ADVANCES.................................           602,349                   677,334
  INVENTORIES............................................................         9,814,682                 2,488,964
  DEFERRED INCOME TAXES..................................................         6,853,985                 2,167,152
  PREPAID EXPENSES.......................................................         1,490,918                   513,685
                                                                           -------------------         ------------------
      TOTAL CURRENT ASSETS...............................................        27,000,503                17,103,880
                                                                           -------------------         ------------------


PROPERTY:

  LAND AND IMPROVEMENTS..................................................         2,443,939                 1,177,805
  BUILDING AND IMPROVEMENTS..............................................        12,883,962                 7,730,952
  PHOTOGRAPHIC AND SALES EQUIPMENT.......................................        61,902,588                44,183,975
  PHOTOGRAPHIC FINISHING EQUIPMENT.......................................        18,660,080                12,501,537
  FURNITURE AND EQUIPMENT................................................        14,188,792                10,010,818
  TRANSPORTATION EQUIPMENT...............................................           477,073                   208,795
  LEASEHOLD IMPROVEMENTS.................................................        17,935,712                11,508,810
  CONSTRUCTION IN PROGRESS...............................................         1,120,788                   946,478
                                                                           -------------------         ------------------

      TOTAL..............................................................       129,612,934                88,269,170
  LESS:  ACCUMULATED DEPRECIATION AND AMORTIZATION.......................        71,348,374                45,516,802
                                                                           -------------------         ------------------

      PROPERTY, NET......................................................        58,264,560                42,752,368
                                                                           -------------------         ------------------

INTANGIBLE ASSETS........................................................        60,256,854                        --

OTHER ASSETS.............................................................         1,139,305                    28,228
                                                                           -------------------         ------------------
      TOTAL ASSETS.......................................................  $    146,661,222            $   59,884,476
                                                                           ===================         ==================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    FEBRUARY 2,            JANUARY 28,
                                                                                       1997                   1996

                                                                                -------------------     ------------------
CURRENT LIABILITIES:

  ACCOUNTS PAYABLE-TRADE......................................................  $      19,799,067       $    9,178,213
  ACCRUED INSURANCE...........................................................          6,705,199            2,247,693
  ACCRUED INCOME TAXES........................................................          1,643,816            2,317,974
  ACCRUED COMPENSATION........................................................          5,924,407            3,779,849
  OTHER ACCRUED LIABILITIES...................................................         15,399,563            3,457,973
                                                                                -------------------     ------------------

     TOTAL CURRENT LIABILITIES................................................         49,472,052           20,981,702
                                                                                -------------------     ------------------

LONG-TERM DEBT................................................................         58,679,770                   --
                                                                                -------------------     ------------------

DEFERRED INCOME TAXES.........................................................                 --            4,562,570
                                                                                -------------------     ------------------

OTHER LIABILITIES.............................................................          4,609,510            3,105,595
                                                                                -------------------     ------------------

MINORITY INTERESTS............................................................            259,150                   --
                                                                                -------------------     ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  PREFERRED STOCK, $10.00 PAR VALUE (AUTHORIZED 2,000,000 SHARES;

    OUTSTANDING - NONE).......................................................                 --                   --
  COMMON STOCK, $0.20 PAR VALUE (AUTHORIZED 20,000,000 SHARES;
    OUTSTANDING - 7,607,129 AND 7,482,071 SHARES).............................          1,521,426            1,496,415
  ADDITIONAL PAID-IN CAPITAL..................................................          5,838,131            5,045,578
  RETAINED EARNINGS...........................................................         26,334,992           24,918,709
  CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS.........................            (53,809)            (226,093)
                                                                                -------------------     ------------------

     TOTAL SHAREHOLDERS' EQUITY...............................................         33,640,740           31,234,609
                                                                                -------------------     ------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................  $     146,661,222       $   59,884,476
                                                                                ===================     ==================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       FOR THE FISCAL YEARS ENDED
                                                                         -------------------------------------------------------
                                                                          FEBRUARY 2,         January 28,         January 29,
                                                                              1997               1996                1995

                                                                         ---------------    ----------------    ----------------
SALES..................................................................  $  156,099,050     $   144,714,535     $   144,880,737
                                                                         ---------------    ----------------    ----------------
COSTS AND EXPENSES:

    ADVERTISING AND PROMOTIONAL COSTS..................................      16,163,273          14,784,803          20,083,522
    COSTS OF PHOTOGRAPHIC SALES........................................      52,558,425          47,635,178          49,981,831
    STORE COMMISSIONS AND SELLING COSTS................................      50,384,753          45,190,783          44,026,391
    GENERAL AND ADMINISTRATIVE EXPENSES................................      31,676,471          23,781,509          22,936,035
                                                                         ---------------    ----------------    ----------------
        TOTAL COSTS AND EXPENSES.......................................     150,782,922         131,392,273         137,027,779
                                                                         ---------------    ----------------    ----------------

INCOME FROM OPERATIONS BEFORE INTEREST AND INCOME TAXES................

                                                                              5,316,128          13,322,262           7,852,958
    INTEREST EXPENSE NET...............................................         179,221             458,923             406,147
                                                                         ---------------    ----------------    ----------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES.............................       5,136,907          12,863,339           7,446,811

INCOME TAX PROVISION...................................................       2,143,053           5,246,170           3,074,350
                                                                         ---------------    ----------------    ----------------

INCOME FROM CONTINUING OPERATIONS......................................       2,993,854           7,617,169           4,372,461

DISCONTINUED OPERATIONS................................................               --                 --             412,406
                                                                         ---------------    ----------------    ----------------

NET INCOME.............................................................  $    2,993,854     $     7,617,169     $     4,784,867
                                                                         ===============    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

    PRIMARY............................................................       8,044,563           8,069,538           8,564,295
                                                                         ===============    ================    ================
    FULLY DILUTED......................................................       8,154,129           8,110,453           8,582,267
                                                                         ===============    ================    ================

PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE:

    INCOME FROM CONTINUING OPERATIONS..................................  $         0.37     $          0.94     $          0.51
    INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS......................              --                  --                0.05
                                                                         ---------------    ----------------    ----------------
                                                                         ===============    ================    ================
    NET INCOME.........................................................  $         0.37     $          0.94     $          0.56
                                                                         ===============    ================    ================

CASH DIVIDENDS PER COMMON SHARE........................................  $         0.21     $          0.28     $          0.28
                                                                         ===============    ================    ================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997; JANUARY 28, 1996; AND
                                JANUARY 29, 1995

                                                                                               CUMULATIVE
                                                                                                FOREIGN
                                                              ADDITIONAL                        CURRENCY
                                      COMMON STOCK             PAID-IN         RETAINED       TRANSLATION        UNEARNED
                                  SHARES        AMOUNT         CAPITAL         EARNINGS       ADJUSTMENTS      COMPENSATION
                                ----------    -----------    -------------    ------------    -------------    -------------

BALANCE, JANUARY 30, 1994:       8,138,071    $1,627,615     $12,185,980      $16,940,572     $(123,793)        $(334,021)

    NET INCOME................                                                  4,784,867
    EXERCISE OF STOCK OPTIONS.      22,100         4,420         87,754
    DIVIDENDS.................                                                 (2,281,404)
    COMPENSATORY STOCK OPTIONS                                                                                     231,759

    CANCELED COMPENSATORY
      STOCK OPTIONS...........                                  (69,665)                                            69,665
    FOREIGN CURRENCY

TRANSLATION                                                                                    (91,294)
      ADJUSTMENT..............
                                ----------    -----------    -------------    ------------    ----------- --   -------------

BALANCE, JANUARY 29, 1995:       8,160,171     1,632,035     12,204,069        19,444,035     (215,087)           (32,597)

    NET INCOME................                                                  7,617,169
    EXERCISE OF STOCK OPTIONS.      66,200        13,240        415,533
    DIVIDENDS.................                                                 (2,142,495)
    ACQUISITION OF COMPANY
      STOCK...................   (744,300)      (148,860)    (7,565,092)
    COMPENSATORY STOCK OPTIONS                                                                                 23,665
    CANCELED COMPENSATORY
      STOCK OPTIONS...........                                   (8,932)                                        8,932
    FOREIGN CURRENCY

TRANSLATION                                                                                    (11,006)
      ADJUSTMENT..............
                                ----------    -----------    -------------    ------------    ----------- --   -------------

BALANCE, JANUARY 28, 1996:       7,482,071     1,496,415      5,045,578        24,918,709     (226,093)                  0

    NET INCOME................                                                  2,993,854

    EXERCISE OF STOCK OPTIONS.     434,300        86,860      4,372,329
    DIVIDENDS.................                                                 (1,577,571)
    ACQUISITION OF COMPANY
      STOCK..................    .(309,242)      (61,849)     (4,128,776)

    ISSUANCE OF WARRANTS TO

    PURCHASE COMMON STOCK.....                                  549,000
    FOREIGN CURRENCY

TRANSLATION                                                                                    172,284
      ADJUSTMENT..............
                                ----------    -----------    -------------    ------------    -------------   -------------

BALANCE, FEBRUARY 2, 1997:       7,607,129    $1,521,426     $5,838,131       $26,334,992     $(53,809)        $         0
                                ----------    -----------    -------------    ------------    -------------   -------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE FISCAL YEARS ENDED

                                                                             -----------------------------------------------------
                                                                               FEBRUARY 2,         January 28,        January 29,
                                                                                 1997               1996               1995

                                                                             --------------    ----------------   ----------------
OPERATING ACTIVITIES:

    NET INCOME.............................................................   $  2,993,854        $  7,617,169       $  4,784,867
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED FROM OPERATING ACTIVITIES:

        DEPRECIATION.......................................................      9,498,315           8,489,754          7,135,629
        (DECREASE) INCREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS.............       (167,303)            165,140            189,479
        PROVISION FOR DEFERRED INCOME TAXES................................     (1,421,999)          1,264,649          1,576,386
        LOSS ON DISPOSAL OF PROPERTY.......................................      3,287,772             776,592            222,526
        COMPENSATORY STOCK OPTION EXPENSE..................................             --              23,665            231,758
        (DECREASE) INCREASE IN OTHER LIABILITIES...........................       (375,932)            177,572            105,915
        INCREASE IN OTHER NONCURRENT ASSETS................................           (156)            (15,659)            (5,000)
        CHANGES IN OPERATING ASSETS AND LIABILITIES:

         DECREASE(INCREASE) IN ACCOUNTS RECEIVABLE.........................      1,254,260            (530,433)        (3,362,361)
         (INCREASE) DECREASE IN INVENTORIES................................     (4,489,573)            755,065          1,654,774
         DECREASE IN DEFERRED COSTS APPLICABLE TO UNSOLD PORTRAITS.........             --                  --          1,410,953
         (INCREASE) DECREASE IN PREPAID EXPENSES...........................       (178,505)            122,987            (78,195)
         INCREASE (DECREASE) IN ACCOUNTS PAYABLE...........................      2,596,851          (2,246,715)        (2,797,599)
         INCREASE (DECREASE) IN ACCRUED EXPENSES...........................      4,679,050           3,686,168            (73,317)
                                                                             --------------    ----------------   ----------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES............................     17,676,634          20,285,954         10,995,815
                                                                             --------------    ----------------   ----------------

INVESTING ACTIVITIES:

    PURCHASES OF PROPERTY..................................................    (13,423,544)         (6,309,168)       (14,697,706)
    PROCEEDS FROM SALES OF FIXED ASSETS....................................         10,151              47,311             72,554
    PURCHASE OF CANADIAN ASSETS............................................     (1,201,213)                 --                 --
    PURCHASE OF AMERICAN STUDIOS, INC......................................    (52,689,671)                 --                 --
                                                                             --------------    ----------------   ----------------

    NET CASH USED IN INVESTING ACTIVITIES..................................    (67,304,277)         (6,261,857)       (14,625,152)
                                                                             --------------    ----------------   ----------------

FINANCING ACTIVITIES:

    INCREASE(DECREASE) IN BORROWINGS.......................................     48,334,816            (974,215)           974,215
    EXERCISE OF STOCK OPTIONS..............................................      4,459,189             428,773             92,174
    ACQUISITION OF COMPANY STOCK...........................................     (4,190,625)         (7,713,952)                --
    CASH DIVIDENDS.........................................................     (1,577,571)         (2,142,495)        (2,281,404)
                                                                             --------------    ----------------   ----------------
      NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES................

                                                                                47,025,809         (10,401,889)        (1,215,015)
                                                                             --------------    ----------------   ----------------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH................................        223,555             (19,454)            37,215
                                                                             --------------    ----------------   ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................     (2,378,279)          3,602,754         (4,807,137)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................      3,914,513             311,759          5,118,896
                                                                             --------------    ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................   $  1,536,234        $  3,914,513      $     311,759
                                                                             ==============    ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:

   CASH FLOW DATA:

     INTEREST PAID.........................................................  $     173,644       $     364,041      $     431,766
                                                                             ==============    ================   ================
     INCOME TAXES PAID.....................................................   $  3,160,160        $  3,059,180      $     800,410
                                                                             ==============    ================   ================
   SCHEDULE OF NONCASH FINANCING ACTIVITIES:

     STOCK OPTIONS CANCELED AND UNEARNED COMPENSATION CREDITED.............  $          --     $         8,932     $       69,665
                                                                             ==============    ================   ================

     WARRANTS ISSUED TO PURCHASE COMMON STOCK..............................  $     549,000     $             --    $           --
                                                                             ==============    ================   ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND CONCENTRATIONS OF CREDIT RISK:

         The consolidated financial statements include the accounts of PCA International, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company's operations in Kmart stores accounted for approximately 87.2%, 94.8%, and 95.1% of consolidated sales during the fiscal years ended February 2, 1997; January 28, 1996; and January 29, 1995, respectively. The license agreement with Kmart Corporation was revised and renewed on May 10, 1996. The license is for the period through May 9, 2001 and may be terminated by either party upon 180-days' notice. The Company operates its U.S. studios in Wal-Mart stores under the terms of the license agreement between Wal-Mart and American Studios, Inc. (see note 2). Wal-Mart may amend or terminate this agreement at any time at its sole discretion. The loss of the license to do business in Kmart or Wal-Mart stores would have a materially adverse effect on the Company. Kmart's or Wal-Mart's closing of a significant number of discount stores could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart or Wal-Mart should close a significant number of locations.

         FISCAL YEAR:

         The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal year ended February 2, 1997 was a 53-week year. The fiscal years ended January 28, 1996 and January 29, 1995 were 52-week years. The Company's fiscal year that will end February 1, 1998, will be 52 weeks.

         FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses on foreign currency transactions are included in the determination of net income for the period. The amount of such gain and
         (loss) was $10,940; $19,474; and $(100,452) for the fiscal years ended February 2, 1997; January 28, 1996; and January 29, 1995, respectively.

         SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         INVENTORIES:

         Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out basis.

         PROPERTY AND DEPRECIATION:

         Property is recorded at cost. Maintenance and repairs are charged to expense as incurred; property additions, renewals, and improvements are capitalized. When property is retired or

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         INTANGIBLE ASSETS:

         Substantially all intangible assets are amortized over 35 years by the straight-line method. The recoverability of intangible assets is evaluated by the Company on the basis of undiscounted expected future cash flows from the acquired operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the intangible assets is reduced based on the estimated shortfall of cash flows.

         PHOTOGRAPHIC SALES AND DEFERRED COSTS:

         Digital photographic sales are recorded when portraits are purchased. All sales in fiscal 1996, 1995, and the fourth quarter of fiscal 1994 were digital photographic sales. In the first three quarters of 1994, digital sales were recorded when the portraits were produced. The change, beginning in the fourth quarter of fiscal 1994, did not significantly affect the Company's results of operations.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995



1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         POSTRETIREMENT BENEFITS:

         The Company sponsors a postretirement health care plan for retirees and certain current employees. The Company measures the cost of its obligations based on actuarial assumptions. The cost of this program is not funded.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company is required to disclose in its consolidated financial statements the fair value of all financial instruments, including assets and liabilities both on- and off-balance sheet, for which it is practicable to estimate such fair value. Fair value methods, assumptions, and estimates for the Company are as follows:

         o Cash and cash equivalents, accounts receivable, prepaid expenses, short-term borrowings, accounts payable-trade, and accrued expenses--the carrying amount approximates fair value because of the short maturity of these instruments.

         o Non-current liabilities--the carrying amount approximates fair value because such liabilities consist primarily of actuarially determined postretirement liabilities using current market rate assumptions and long-term debt at market rates currently offered.

         COSTS AND EXPENSES:

         Advertising and promotional costs consist of the direct mail, television broadcasting, and print media costs, and the payroll and related taxes, benefits and other costs for employees in the adult/family market who directly promote and acquire customers, as well as the cost of church directories.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         RESEARCH AND DEVELOPMENT:

         The Company spent $1,321,000; $1,033,000; and $748,000 on research and development activities during the years ended February 2, 1997; January 28, 1996; and January 29, 1995, respectively. Such costs are charged to operations as incurred.

         STOCK OPTION PLAN:

         Prior to January 28, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
         (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 29, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply provisions for APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         EARNINGS PER SHARE:

         Earnings per share are determined by dividing income from continuing operations and net income by the weighted average number of common shares and common equivalent shares outstanding during the period.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

         Actual results could differ from those estimates.

2.       ACQUISITION:

         On January 27, 1997, PCA acquired 95% of the outstanding common stock of American Studios, Inc. (ASI) for $2.50 a share, or $50,833,770. In addition, the Company incurred transaction costs of $1,855,901, resulting in an aggregate purchase price of $52,689,671. ASI is based in Charlotte, North Carolina, and is engaged in the sale of photographic color portraits of children, adults, and families. The acquisition has been accounted for by the purchase method at February 2, 1997. Since the acquisition was accounted for at February 2, 1997, the results of operations of

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

2.       ACQUISITION (CONTINUED):

         ASI have not been included in PCA's consolidated financial statements. The excess of the purchase price over the fair value of the net identifiable assets acquired of $59,134,104 has been recorded as an intangible asset and is being amortized on a straight-line basis over 35 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and ASI as if the acquisition had occurred as of the beginning of fiscal 1996 and 1995, after giving effect to certain adjustments, including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition, acquisition related costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and ASI constituted a single entity during such periods.

                                                FOR THE FISCAL YEARS ENDED
                                          --------------------------------------
                                          FEBRUARY 2, 1997   January 28, 1996
                                             (UNAUDITED)       (Unaudited)
                                          --------------    --------------------

                     Net sales..........  $ 263,974,050     $ 246,614,535
                                          ==============    =============
                     Net loss...........  $    (855,898)    $  (1,168,645)
                                          ==============    =============
                     Loss per share.....  $       (0.11)    $       (0.14)
                                          ==============    =============

         During fiscal 1996, the Company also purchased certain assets of two Canadian companies for $1.2 million. The effect of this acquisition is not material to the results of operations of the Company. Such acquisitions were accounted for by the purchase method.

3.       DEBT:

         The Company signed a new loan agreement on January 27, 1997 with NationsBank of North Carolina, N. A. ("NationsBank") for a $75.8 million senior tender facility which includes a $25 million revolving credit facility. The senior tender facility matures the earlier of June 30, 1997 or the closing of the merger between the Company's wholly owned subsidiary, ASI Acquisition Corporation, and American Studios, Inc. The revolving credit facility shall be due and payable in full 5 years from closing. Interest on the senior tender facility is computed at a rate equal to the Alternate Base Rate (defined as the higher of (i) the NationsBank Prime Rate and (ii) the Federal Funds rate plus .50%) plus 1%. The revolving credit facility shall bear interest at a rate equal to LIBOR plus 3% or the Alternate Base Rate (as defined above) plus 2%.

         On February 28, 1997, the senior tender facility was replaced by senior secured permanent facilities of $90 million, which include the $25 million revolving credit facility. The senior term loan of $65 million and the revolving credit facility bear interest at a rate equal to LIBOR

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

3.       DEBT (CONTINUED):

         plus an applicable margin or an Alternate Base Rate plus an applicable margin. The applicable margin is based on an EBITDA ratio and ranges from .75% to 2.5%. Aggregate annual maturities for each of the five fiscal years subsequent to February 2, 1997 are as follows: $0 in 1997, $10 million in 1998, $15 million in 1999, $20 million in 2000, and $20 million in 2001.

         Borrowings under the agreements are secured, and minimum levels of adjusted earnings, tangible net worth, an interest coverage ratio, and a fixed charge ratio must be maintained in addition to other financial covenants. The amount of debt is reduced by 150,000 stock warrants issued to NationsBank to purchase common stock of the Company. The warrants expire January 27, 2002. The amount available under the revolving credit facility is reduced by outstanding letters of credit. As of February 2, 1997, the Company had letters of credit of $3,560,750 for its workers' compensation insurance. As of January 28, 1996, there were outstanding letters of credit of $350,000. As of February 2, 1997, debt outstanding related to the senior tender facility is $57,833,770.

         The components of net interest expense (income) were:

                                            FOR THE FISCAL YEARS ENDED
                                   --------------------------------------------
                                    FEBRUARY 2,    January 28,    January 29,
                                        1997           1996           1995

                                   -------------- -------------- --------------
         INTEREST INCOME........   $  (225,748)   $  (123,865)   $  (156,424)
         INTEREST EXPENSE.......       404,969        582,788        562,571
                                   -------------- -------------- --------------
         NET....................   $   179,221    $   458,923    $   406,147
                                   ============== ============== ==============

4.       INCOME TAXES:

         PCA International, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax expense, attributable to income from continuing operations, are as follows:

                                            FOR THE FISCAL YEARS ENDED
                                   --------------------------------------------
                                    FEBRUARY 2,    January 28,    January 29,
                                        1997           1996           1995

                                   -------------- -------------- --------------
            CURRENT:

                 FEDERAL..........    $2,824,740     $2,888,851     $1,457,788
                 STATE............       957,859      1,082,736        361,835
                                   -------------- -------------- --------------
                                       3,782,599      3,971,587      1,819,623
                                   -------------- -------------- --------------
            DEFERRED:

                 FEDERAL..........    (1,270,094)     1,178,154        919,088
                 STATE............      (369,452)        96,429        335,639
                                   -------------- -------------- --------------
                                      (1,639,546)     1,274,583      1,254,727
                                   -------------- -------------- --------------
            TOTAL PROVISION.......    $2,143,053     $5,246,170     $3,074,350
                                   ============== ============== ==============

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

4.       INCOME TAXES (CONTINUED):

         A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations to the consolidated income tax provision follows:

                                                                   FOR THE FISCAL YEARS ENDED
                                                    ---------------------------------------------------------
                                                     FEBRUARY 2,          January 28,          January 29,
                                                         1997                 1996                 1995
                                                    ---------------       -------------       ---------------
           TAX EXPENSE AT STATUTORY
                FEDERAL RATES.....................      $1,746,548          $4,402,166            $2,531,916

           TAX EFFECT OF EXPENSES
                NOT DEDUCTIBLE PURSUANT TO
                TAX REFORM ACT OF 1986............          71,011              65,338                88,885

           STATE INCOME TAXES, NET
                OF FEDERAL INCOME TAX
                BENEFIT...........................         388,349             766,458               460,333

           TAX EFFECTS RELATED TO
                FOREIGN SUBSIDIARY................          14,200              13,203                 6,297

           OTHER..................................         (77,055)               (995)              (13,081)
                                                    ---------------       -------------       ---------------

           TOTAL PROVISION........................      $2,143,053          $5,246,170            $3,074,350
                                                    ===============       =============       ===============

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995


4.       INCOME TAXES (CONTINUED):

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 2, 1997 and January 28, 1996 are presented below:

                                                                                FEBRUARY 2,        January 28,
                                                                                   1997               1996
                                                                              ----------------    --------------
         DEFERRED TAX ASSETS:
           CURRENT:
              ACCOUNTS RECEIVABLE, PRINCIPALLY DUE TO ALLOWANCE FOR
                DOUBTFUL ACCOUNTS...........................................  $     346,360       $     403,553
              INVENTORY, PRINCIPALLY DUE TO OBSOLESCENCE RESERVE............        600,155             147,136
              LIFE AND HEALTH, PRINCIPALLY DUE TO ADOPTION OF SFAS NO. 106..        153,696             152,753
              STOCK OPTIONS, PRINCIPALLY DUE TO COMPENSATION ELEMENT........        139,806             259,978
              WORKERS' COMPENSATION.........................................      2,414,430             743,792
              RESERVES, PRINCIPALLY DUE TO ACCRUAL FOR FINANCIAL
                REPORTING PURPOSES..........................................        942,945             459,940
              STUDIO CLOSURE COSTS, PRINCIPALLY DUE TO ACCRUAL FOR
                FINANCIAL REPORTING PURPOSES...............................       2,396,400                  --
                                                                            ----------------     --------------
              GROSS CURRENT DEFERRED TAX ASSETS.............................      6,993,792           2,167,152
           NONCURRENT:
              ALTERNATIVE MINIMUM TAX AND OTHER TAX CREDITS.................        875,538                  --
              NET OPERATING LOSS CARRYFORWARD...............................      2,770,246                  --
              LIFE AND HEALTH, PRINCIPALLY DUE TO ADOPTION OF SFAS NO. 106..      1,154,131           1,240,375
              OTHER.........................................................        498,892                  --
                                                                              ----------------    --------------
              GROSS NONCURRENT DEFERRED TAX ASSETS..........................      5,298,807           1,240,375
                                                                              ----------------    --------------
              GROSS DEFERRED TAX ASSETS.....................................     12,292,599           3,407,527
                                                                              ----------------    --------------
         DEFERRED TAX LIABILITIES:
           NONCURRENT:
              PLANT AND EQUIPMENT, PRINCIPALLY DUE TO DIFFERENCES IN
                DEPRECIATION................................................     (5,296,956)        (5,802,945)
                                                                              ----------------    --------------
         NET DEFERRED TAX ASSETS (LIABILITIES)..............................  $   6,995,643       $ (2,395,418)
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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

4.       INCOME TAXES (CONTINUED):

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences that were available at February 2, 1997.

         At February 2, 1997, the Company has federal net operating loss carryforwards of approximately $6,422,000 expiring in various amounts beginning 2010; however, net operating loss carryforwards may be subject to restriction under Section 382 and the separate return limitation year rules of the Internal Revenue Code due to the acquisition of ASI. Additionally, the Company has minimum tax credit carryforwards with indefinite expiration of approximately $786,000.

5.       OTHER ACCRUED LIABILITIES:

                                                                 FEBRUARY 2,           January 28,
                                                                    1997                   1996
                                                               ----------------       ---------------
           COSTS ACCRUED TO COMPLETE CHURCH
               DIRECTORIES...................................  $     992,786          $   948,671

           ACCRUED TAXES OTHER THAN INCOME...................      2,377,105              584,170

           ACCRUED EXPENSES..................................      8,686,672            1,925,132

           COSTS TO CLOSE 415 KMART PORTRAIT STUDIOS.........      3,343,000                   --
                                                               ----------------       ---------------

           TOTAL.............................................  $  15,399,563          $3,457,973
                                                               ================       ===============

6.       EMPLOYEE BENEFITS:

         The Company has a profit sharing plan for all employees who meet certain eligibility requirements with annual contributions by the Company as directed by the Board of Directors. For fiscal 1996, the contribution was equal to 10% of consolidated income before income taxes and profit sharing less expenses associated with the plan.

         Company contributions, net of forfeitures, are as follows:

                                                            FOR THE FISCAL YEARS ENDED
                                              -------------------------------------------------------
                                                FEBRUARY 2,         January 28,        January 29,
                                                    1997               1996                1995
                                              ----------------    ---------------    ----------------
           CONTRIBUTIONS....................     $421,000           $1,429,000          $904,000
           FORFEITURES......................     (212,000)            (172,000)         (253,000)
                                              ================    ===============    ================
           NET CONTRIBUTION.................     $209,000           $1,257,000          $651,000
                                              ================    ===============    ================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995


6.       EMPLOYEE BENEFITS (CONTINUED):

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

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at February 2, 1997; January 28, 1996; and January 29, 1995. There were no assumptions for trends since the Company's obligation was limited to the dollar amounts previously stated.

         The Company's net periodic cost of this program, not included in the accumulated obligation, including service cost and interest related cost for the most recent three years is:

                                                                     FOR THE FISCAL YEARS ENDED
                                                     -----------------------------------------------------------
                                                        FEBRUARY 2,          January 28,          January 29,
                                                          1997                 1996                 1995
                                                     ---------------       -------------        -------------
           SERVICE COST............................       $  61,000           $  58,000            $  83,000

           INTEREST RELATED COST...................         192,000             192,000              192,000
                                                     ---------------       -------------        -------------

           NET PERIODIC COST.......................        $253,000            $250,000             $275,000
                                                     ===============       =============        =============

         On February 2, 1997, the accrued cost was $2.9 million, of which $160,000 was classified as current liabilities.

7.       COMMITMENTS AND CONTINGENCIES:

         The Company is obligated under operating leases with initial or remaining noncancelable terms in excess of one year which provide, in some instances, for the payment of taxes, insurance, and maintenance. The future minimum rental payments are not material.

         Certain of the Company's operating lease agreements have renewal options. Rental expense for all operating leases was $237,923; $249,444; and $254,494 for the fiscal years ended February 2, 1997; January 28, 1996; and January 29, 1995, respectively.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

8.       STOCK OPTIONS:

         On March 6, 1996, the Board of Directors adopted the 1996 Omnibus Long-Term Compensation Plan (the "1996 Plan") providing for the issuance of up to 811,550 shares of the Company's common stock (the same number that had been available for issuance under the Company's 1990 Non-Qualified Stock Option Plan (the "1990 Plan") and the 1992 Non-Qualified Stock Option Plan (the "1992 Plan")). The 1996 Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards and was approved by the Company's shareholders at the 1996 Annual Meeting on May 22, 1996. Under the 1996 Plan, the Compensation Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (SARs), Performance Restricted Stock Awards, Performance Awards, and performance units ("Awards") to senior level employees of the Company. In addition, the 1996 Plan provides for the grant of stock options to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options. The exercise price for stock options and stock Awards may not be less than the fair market value of the common stock on the date of grant. As of February 2, 1997, options for 342,850 shares were available for future grant under the 1996 Plan, and 200,000 shares were exercisable and out-of-the money.

         The 1990 Plan provides for the grant of non-qualified stock options to key employees and nonemployee directors. As of February 2, 1997; January 28, 1996; and January 29, 1995, options for 588,450; 403,350;
         and 322,550 shares, respectively, were exercisable and in-the-money.

         The 1992 Plan provides for the grant of non-qualified stock options to key employees and nonemployee directors of the Company. As of February 2, 1997; January 28, 1996; and January 29, 1995, options for 297,900;
         0; and 0 shares, respectively, were exercisable and in-the-money.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                     FOR THE FISCAL YEARS ENDED
                                                    ----------------------------
                                                     FEBRUARY 2,    January 28,
                                                         1997          1996
                                                    ------------- -------------
                  Net income            As reported   $2,993,854   $7,617,169
                                                    ============= =============
                                        Pro forma     $2,374,079   $7,556,540
                                                    ============= =============
                  Earnings per share    As reported        $0.37        $0.94
                                                    ============= =============
                                        Pro forma          $0.29        $0.93
                                                    ============= =============

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995


8.       STOCK OPTIONS (CONTINUED):

         Pro forma net income reflects only options granted in fiscal 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 30, 1995 is not considered.

         The following table sets forth information regarding the 1990, 1992, and 1996 Plans with respect to the exercise, cancellation, expiration, and grant of options during the previous three fiscal years:

                                                                    WEIGHTED
                                                    NUMBER OF        AVERAGE
                                                      SHARES      OPTION PRICE

                                                   --------------- -----------
            OPTIONS OUTSTANDING JANUARY 30, 1994...    1,787,750     $ 9.54
            EXERCISED..............................      (22,100)    $ 1.67
            CANCELED...............................     (101,600)    $11.71
            GRANTED................................      216,500     $ 9.57
                                                   ---------------
            OPTIONS OUTSTANDING JANUARY 29, 1995...    1,880,550     $ 9.49
            EXERCISED..............................      (66,200)    $ 4.49
            CANCELED...............................     (109,700)    $10.70
            GRANTED................................      199,800     $11.25
                                                   ---------------
            OPTIONS OUTSTANDING JANUARY 28, 1996...    1,904,450     $ 9.76
            EXERCISED..............................     (434,300)    $ 7.79
            CANCELED...............................      (15,800)    $10.10
            EXPIRED................................      (87,000)    $16.22
            GRANTED................................      468,700     $17.10
                                                   ===============
            OPTIONS OUTSTANDING FEBRUARY 2, 1997...    1,836,050     $11.80
                                                   ===============

         At February 2, 1997, the range of exercise prices, the weighted-average exercise price, and the weighted-average contractual remaining life of options outstanding are as follows:

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                             -----------------------------------------------    ------------------------------
                                                WGT. AVG.       WGT. AVG.                         WGT. AVG.
             RANGE OF            NUMBER         REMAINING        EXERCISE           NUMBER         EXERCISE
         EXERCISE PRICES      OUTSTANDING    CONTRACTUAL LIFE     PRICE           EXERCISABLE       PRICE
         $ 1.67 to $ 4.92       204,050         3.1 years         $ 1.68            204,050         $ 1.68
         $ 9.25 to $12.88       893,800         6.9 years         $10.40            470,200         $10.47
         $14.12 to $17.13       738,200         6.6 years         $16.29            412,100         $15.98
                             ===============                                    ================
         $ 1.67 to $17.13     1,836,050         6.4 years         $11.80          1,086,350         $10.91
                             ===============                                    ================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995

9.       COMMON STOCK:

         On March 20, 1996, the Company's Board of Directors increased the number of shares authorized for repurchase by 744,300, bringing the total number of shares authorized for repurchase to 1,000,000. During fiscal 1996, the Company purchased, in various transactions, 309,242 shares. The credit agreement dated February 28, 1997 restricts the Company from repurchasing any shares of the Company's stock.

10.      DISCONTINUED OPERATIONS:

         During the third quarter of fiscal 1993, the Company discontinued its Department Store Division, consisting of 67 family portrait studios and 13 fashion photography studios operating in five department store chains. During the second quarter of fiscal 1994, the Company adjusted downward, by $0.4 million after-taxes, the remaining reserve for discontinued operations.

         Discontinued operations consist of income on disposal of the Department Store Division of $412,406 (net of income taxes of $280,189), for the fiscal year ended January 29, 1995.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997;
                     JANUARY 28, 1996; AND JANUARY 29, 1995


11.      UNAUDITED QUARTERLY FINANCIAL DATA:

                                                       FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997
                                          ----------------------------------------------------------------------
                                           February 2,       October 27,         July 28,          April 28,
                                              1997               1996              1996               1996
                                          --------------    ---------------    --------------    ---------------
          SALES.........................  $ 51,801,203      $37,093,025        $ 31,116,836      $36,087,986

          GROSS PROFIT*.................  $ 15,250,619      $  7,165,823       $  5,773,728      $  8,802,429

          NET INCOME....................  $    981,667      $    641,112       $    232,297      $  1,138,778

          PRIMARY AND FULLY DILUTED
              EARNINGS PER COMMON SHARE.  $       0.12      $       0.08       $       0.03      $       0.14


                                                       FOR THE FISCAL YEAR ENDED JANUARY 28, 1996
                                          ----------------------------------------------------------------------
                                          January 28,       October 29,          July 30,          April 30,
                                              1996               1995              1995               1995
                                          --------------    ---------------    --------------    ---------------
          SALES.........................  $ 46,585,446   $ 36,890,845       $ 28,629,613      $32,608,631

          GROSS PROFIT*.................  $ 14,780,167   $  8,707,306       $  5,780,190      $  7,836,108

          NET INCOME....................  $  4,890,197   $  1,677,469       $    198,502      $    851,001

          PRIMARY AND FULLY DILUTED
              EARNINGS PER COMMON SHARE.  $       0.62   $       0.21       $       0.02      $       0.10


          *SALES LESS ADVERTISING AND PROMOTIONAL COSTS, COST OF PHOTOGRAPHIC
            SALES, AND STORE COMMISSIONS AND SELLING COSTS.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II.               VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                             COLUMN B        COLUMN C      COLUMN D        COLUMN E
-------------------------------   ---------------- ------------- --------------  -------------
                                    BALANCE AT      CHARGED TO                    BALANCE AT
                                   BEGINNING OF      COSTS AND                      END OF
CLASSIFICATION                        PERIOD         EXPENSES     WRITE-OFFS        PERIOD
-------------------------------   ---------------- ------------- --------------  -------------
FISCAL YEAR ENDED FEBRUARY 2, 1997:

 Allowance for doubtful accounts...   $1,011,350   $  129,563   $       272,952       867,961
                                      ==========   ==========   ===============    ==========

FISCAL YEAR ENDED JANUARY 28, 1996:

 Allowance for doubtful accounts...   $  845,843   $  193,715   $        28,208    $1,011,350
                                      ==========   ==========   ===============    ==========

FISCAL YEAR ENDED JANUARY 29, 1995:

 Allowance for doubtful accounts...   $  658,349   $   82,427   $      (105,067)   $  845,843
                                      ==========   ==========   ===============    ==========
