Form 10-Q
period 1997-05-04
PCA INTERNATIONAL INC
filed 1997-06-12
CIK 76791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE

                             SECURITIES EXCHANGE ACT OF 1934
                              FOR QUARTER ENDED MAY 4, 1997



[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM _______________ TO ________________


                            Commission File Number: 0-8550


                             PCA INTERNATIONAL, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  NORTH CAROLINA                                     56-0888429
-----------------------                         ---------------------
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
                               YES X    NO____


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


COMMON STOCK, $0.20 PAR VALUE                            7,745,429
-----------------------------------          ---------------------------------
              CLASS                             OUTSTANDING AT JUNE 1, 1997

================================================================================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                    I N D E X


PART I.       FINANCIAL INFORMATION:                                    PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Balance Sheets - May 4, 1997 and February
                  2, 1997............................................    1


              Consolidated Statements of Income - Three Months
                  Ended May 4, 1997 and April 28, 1996.................  2


              Consolidated Statement of Changes in Shareholders'
                  Equity - Three Months Ended May 4, 1997..............  3


              Consolidated Statements of Cash Flows - Three Months
                  Ended May 4, 1997 and April 28, 1996................   4


              Condensed Notes to Consolidated Financial Statements....   5


ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................  5-7




PART II.      OTHER INFORMATION:

ITEM 4.       Submission of Matters to Vote of Security Holders.......  7-8

ITEM 6.       Exhibits and Reports on Form 8-K........................   8

SIGNATURES    ........................................................   9

EXHIBIT INDEX ........................................................ 10-11

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       May 4,      February 2,
ASSETS                                                                  1997          1997
Current Assets:
    Cash and cash equivalents.................................     $ 3,734,654      $1,536,234
    Accounts receivable (net of allowance for
       doubtful accounts of $841,588 and $867,961):
          Due from licensor stores and customers...............      7,686,523       6,702,335
          Other, including employee advances...................        542,892         602,349
    Inventories................................................      8,113,141       9,814,682
    Deferred income taxes......................................      6,869,728       6,853,985
    Prepaid expenses...........................................      1,153,187       1,490,918
                                                               ---------------    ------------

          Total Current Assets................................      28,100,125      27,000,503
                                                               ---------------    ------------
Property:
    Land and improvements.....................................       2,380,984       2,443,939
    Building and improvements.................................      12,278,939      12,883,962
    Photographic and sales equipment..........................      53,913,527      61,902,588
    Photographic finishing equipment..........................      15,329,052      18,660,080
    Furniture and equipment...................................      11,742,348      14,188,792
    Transportation equipment..................................         280,735         477,073
    Leasehold improvements....................................      15,883,323      17,935,712
    Construction in progress..................................       3,178,290       1,120,788
                                                               ---------------    ------------
          Total Property......................................     114,987,198     129,612,934
    Less:  Accumulated depreciation and
       amortization...........................................      56,709,683      71,348,374
                                                               ---------------    ------------
          Property, net.......................................      58,277,515      58,264,560
                                                               ---------------    ------------

Intangible Assets.............................................      62,290,985      60,256,854
Other Assets..................................................       2,639,084       1,139,305
                                                               ---------------    ------------

Total Assets..................................................    $151,307,709   $ 146,661,222
                                                               ===============   =============




                                                                      May 4,       February 2,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1997           1997
Current Liabilities:
     Short-term borrowings....................................      $2,000,000    $         0
     Current portion of long-term debt........................       1,250,000              0
     Accounts payable-trade...................................      16,382,405     19,799,067
     Accrued insurance........................................       8,320,495      6,705,199
     Accrued income taxes.....................................         887,230      1,643,816
     Accrued compensation.....................................       6,373,405      5,924,407
     Other accrued liabilities................................      13,086,957     15,399,563
                                                                    ----------    -----------

            Total Current Liabilities.........................      48,300,492     49,472,052
                                                                    ----------    -----------

Long-term debt................................................      63,228,450     58,679,770
                                                                    ----------    -----------

Other Liabilities.............................................       4,593,529      4,609,510
                                                                    ----------    -----------

Minority Interests............................................          23,842        259,150
                                                                    ----------    -----------

Shareholders' Equity:
     Preferred stock, $10.00 par value (authorized--
         2,000,000 shares; outstanding--none).................               0              0
     Common Stock, $0.20 par value (authorized--
         20,000,000 shares; issued--7,674,929 shares and
         7,607,129 shares)....................................       1,534,986      1,521,426
     Additional paid-in capital...............................       6,787,692      5,838,131
     Retained earnings........................................      26,978,318     26,334,992
     Cumulative foreign currency translation
          adjustments.........................................        (139,600)       (53,809)
                                                                  ------------   ------------

            Total Shareholders' Equity........................      35,161,396     33,640,740
                                                                  ------------   ------------

Total Liabilities and Shareholders' Equity....................    $151,307,709   $146,661,222
                                                                  ============   ============

           See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended
                                                ----------------------------------------------
                                                        May 4,                    April 28,
                                                        1997                        1996
                                                 -------------------         -----------------
SALES..........................................          $58,691,809               $36,087,986
                                                 -------------------         -----------------

COSTS AND EXPENSES:
  Advertising and promotional costs............            4,313,900                 3,633,789
  Costs of photographic sales..................           21,794,658                11,904,402
  Store commissions and selling costs..........           18,892,362                11,747,366
  General and administrative expenses..........           10,176,412                 6,791,240
  Amortization of intangibles..................              455,738                         -
                                                 -------------------         -----------------
    Total costs and expenses...................           55,633,070                34,076,797
                                                 -------------------         -----------------

INCOME FROM OPERATIONS.........................            3,058,739                 2,011,189

  Interest expense, net........................            1,619,383                    18,547
                                                 -------------------         -----------------

INCOME BEFORE INCOME TAXES.....................            1,439,356                 1,992,642

INCOME TAX PROVISION...........................              796,030                   853,864
                                                 -------------------         -----------------

NET INCOME.....................................             $643,326                $1,138,778
                                                 ===================         =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

  Primary......................................            8,133,965                 7,868,479
                                                 ===================         =================
  Fully Diluted................................            8,134,028                 8,032,229
                                                 ===================         =================

PRIMARY AND FULLY DILUTED EARNINGS PER
     COMMON SHARE:

         Net Income............................                $0.08                     $0.14
                                                 ===================         =================

CASH DIVIDENDS PER COMMON SHARE................                $0.00                     $0.07
                                                 ===================         =================

See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE THREE MONTHS ENDED MAY 4, 1997
                                   (Unaudited)


                                                                                                                  Cumulative
                                                                                                                   Foreign
                                                Common Stock                Additional                             Currency
                                      --------------------------------       Paid-In          Retained            Translation
                                         Shares            Amount            Capital          Earnings             Adjustments
                                      ------------     --------------     -------------    --------------       ----------------
BALANCE, FEBRUARY 2, 1997............    7,607,129         $1,521,426        $5,838,131       $26,334,992             ($53,809)

Net income...........................                                                             643,326

Exercise of stock options............       67,800             13,560           949,561

Foreign currency translation
     adjustment......................                                                                                  (85,791)

                                      ==============================================================================================
BALANCE, MAY 4, 1997.................    7,674,929         $1,534,986        $6,787,692       $26,978,318            ($139,600)
                                      ==============================================================================================






See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                             ----------------------------------------------
                                                                                    May 4,                   April 28,
                                                                                    1997                       1996
                                                                             --------------------       -------------------
OPERATING ACTIVITIES:
  Net income.................................................................            $643,326                $1,138,778
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization ............................................           3,741,882                 2,265,217
   (Decrease) increase in allowance for doubtful accounts....................             (25,679)                  385,483
   Provision for deferred income taxes.......................................             (15,743)                   85,273
   Loss on disposal of property..............................................               4,283                   207,374
   Decrease in other liabilities.............................................            (275,131)                   (7,186)
   Increase in other noncurrent assets.......................................          (1,499,779)                  (14,686)
   Changes in operating assets and liabilities:
   Increase in accounts receivable...........................................            (902,267)               (3,449,141)
   Decrease (increase) in inventories........................................           1,700,347                  (489,551)
   Decrease in prepaid expenses..............................................             360,276                    82,477
   (Decrease) increase in accounts payable...................................          (3,412,559)                  616,932
   (Decrease) increase in accrued expenses...................................            (992,566)                  775,489
                                                                             --------------------       -------------------
   NET CASH (USED IN) PROVIDED FROM OPERATING ACTIVITIES.....................            (673,610)                1,596,459
                                                                             --------------------       -------------------

INVESTING ACTIVITIES:
  Purchase of property.......................................................          (3,363,219)               (1,703,118)
  Purchase of Canadian assets................................................                   -                (1,169,078)
  Purchase of American Studios, Inc..........................................          (2,516,646)
  Proceeds from sale of fixed assets.........................................               1,200                     3,619
                                                                             --------------------       -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (5,878,665)               (2,868,577)
                                                                             --------------------       --------------------
FINANCING ACTIVITIES:
  Increase in borrowings.....................................................           7,798,680                         -
  Exercise of stock options..................................................             963,121                   839,105
  Acquisition of Company stock...............................................                   -                (2,304,610)
  Cash dividends.............................................................                   -                  (523,745)
                                                                             --------------------       -------------------
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES........................           8,761,801                (1,989,250)
                                                                             --------------------       -------------------

  Effect of exchange rate changes on cash....................................             (11,106)                  186,442
                                                                             --------------------       -------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................           2,198,420                (3,074,926)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................           1,536,234                 3,914,513
                                                                             --------------------       -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................          $3,734,654                  $839,587
                                                                             ====================       ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Flow Data:
    Interest paid............................................................          $3,736,171                   $45,196
                                                                             ====================       ===================
    Income taxes paid........................................................          $1,219,348                $1,529,895
                                                                             ====================       ===================



See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         With respect to the significant accounting policies of PCA International, Inc., and its subsidiaries (the "Company"), which are wholly-owned, reference is made to note 1 of the financial statements in the Company's Form 10-K filed for the fiscal year ended February 2, 1997. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged, through its subsidiaries, in the sale of photographic color portraits of children, adults, and families. The Company operates primarily in the discount retail segment through more than 2,000 permanent portrait studios within Kmart and Wal-Mart stores. The Company operates approximately 1,000 portrait studios in Kmart in the United States and Puerto Rico. In Wal-Mart stores, the Company operates approximately 1,000 permanent portrait studios in the United States, Canada, Puerto Rico, Mexico, and in South America, and services an additional 1,350 locations with traveling promotions. The Company also operates 114 permanent studios as part of a pilot program for pet photography in PETsMART stores in the United States and Canada. In its Institutional Division, the Company provides portrait services to church congregations and day care facilities through traveling promotions.

         Sales in the discount retail studio portion of the Company's business, comprising Kmart and Wal-Mart retail channels, were $55.5 million, or 94.6% of total sales, during the first quarter of fiscal 1997. PCA's fiscal 1997 results include the operations of American Studios acquired on January 23, 1997.

         During the first quarter of fiscal 1997, the Company focused on several merger-related strategic initiatives, principally, the integration and consolidation of American Studios' general and administrative functions, field organization, and lab operations.

                   The Company utilizes a proprietary digital imaging system which was designed and engineered in-house by the Company's technology and manufacturing staff, ensuring complete control of all aspects of the system. The system allows customers to view a digital proof of each pose on a color monitor as it is photographed and select only the highest quality and most pleasing poses for further consideration. Following the photography session, the customer customizes the selection of portraits for purchase, consisting of the exact poses to be produced in the specific portrait sizes and quantities desired. The digital imaging system is integrated with the Company's automated production facility. The Company plans to leverage the benefits of its digital imaging system over an expanded Wal-Mart customer base. Of the 850 permanent Wal-Mart studios acquired with the merger of American Studios, 250 employ digital technology while 600 studios are non-digital and operate in a speculative mode (portraits are printed before customers make a final selection for purchase.) During the 1997 second quarter, the Company will complete the conversion of the 600 non-digital studios to its digital imaging technology. With these 600 studios converted, the Company believes it will realize benefits in terms of increased average customer purchase, improved customer satisfaction, and lower production costs resulting from the elimination of waste from speculative portrait production.

SEASONALITY

         The Company's portrait photography business is seasonal, with the greatest sales volume occurring in the fourth quarter during the Thanksgiving and Christmas holiday seasons. The fourth quarters of fiscal 1996 and 1995 contributed approximately 33.2% and 32.2%, respectively, of annual sales and 32.8% and 64.2%, respectively, of earnings for those years. The 1996 fourth quarter earnings would have accounted for 69.5% of annual earnings before giving effect to a $3.6 million charge after tax for studio closure costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS

         PCA's fiscal 1997 first quarter results include the operations of American Studios acquired on January 23, 1997. The Company's consolidated sales for the first quarter were $58.7 million, an increase of 62.6% compared with sales of $36.1 million in the first quarter of 1996. The increase in sales on a consolidated basis was due to two primary factors: a 67.2% increase in customers photographed resulting principally from the acquisition of American Studios' Wal-Mart business and higher customer sales average in the discount retail portion of the business.

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                                    THREE MONTHS ENDED
                                                ----------------------------
                                                   MAY 4,          APRIL 28,
                                                    1997             1996
                                                ------------     -----------

 Sales.......................................      100.0%           100.0%
 Costs and expenses..........................       94.8             94.4
                                                ------------     -----------
 Income from operations......................        5.2              5.6
 Interest expense............................        2.8              0.1
                                                ------------     -----------
 Income before income taxes..................        2.4              5.5
 Income tax provision........................        1.3              2.3
                                                ============     ===========
 Net income..................................        1.1%             3.2%
                                                ============     ===========

         During the quarter, income from operations increased 52% to $3.1 million, compared to $2.0 million in the 1996 first quarter. As a percentage of sales, income from operations declined slightly to 5.2% of sales compared to 5.6% of sales, principally due to the $0.5 million amortization expense for intangible assets.

         Notably, certain expense items as a percentage of sales have shifted on a quarter-to-quarter basis resulting from the integration of the American Studios' operations. Advertising and promotional expenses declined to 7.4% of sales from 10.1% of sales in the 1996 first quarter due, in part, to a lessening of the promotional environment experienced in the retail portrait industry. Cost of photographic sales increased to 37.1% of sales from 33.0% of sales in the year-ago quarter principally due to the integration of the American Studios' processing facility and 600 Wal-Mart studios which operate in a speculative production mode. General and administrative expenses declined as a percentage of sales to 17.3% versus 18.8% as a result of cost savings and other synergistic benefits realized from the integration and consolidation of American Studios' general and administrative functions and field organization.

         The income tax provision for the first quarter of 1997 was $0.8 million. This resulted in an effective tax rate of 55.3% compared to 42.8% in the first quarter of last year. The increase in effective tax rate in the 1997 period is attributable to the amortization of intangible assets expense of $0.5 million which does not provide any tax benefit.

         Net income declined 43.5% to $0.64 million compared to $1.14 million in the year-ago quarter, substantially due to an increase in interest expense in the 1997 first quarter of $1.6 million and amortization of intangible assets of $0.5 million, relating to the American Studios' acquisition. Earnings per share for the 1997 first quarter were $0.08 compared to $0.14 in the same quarter last year. For the 1997 first quarter, there were 8,134,028 fully diluted shares of common stock, a 1.3% increase over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital are cash from operations and the Company's $25 million revolving line of credit. As of May 4, 1997, the Company had $3.7 million in cash and cash equivalents and $3.25 million in short-term borrowings and current portion of long-term debt. The Company has a $25 million revolving line of credit to meet seasonal capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         During the quarter, the Company had property additions of $3.4 million, principally for materials and equipment for the planned conversion of 600 Wal-Mart portrait studios to PCA's digital imaging technology, the addition of new permanent portrait studios, and the upgrading of certain processing equipment in the Company's lab and processing facility. The Company was able to fund its capital expenditures from cash on hand and its revolving line of credit. Currently, the Company estimates capital expenditures for fiscal 1997 will be approximately $12 million to convert the acquired Wal-Mart studios and to open 150 - 200 new portrait studios throughout the year.

         Shareholders' equity increased by $1.5 million to $35.2 million, principally due to the exercise of options. Options exercised in the first quarter increased shareholders' equity by $1.0 million. Net income was $0.6 million. There were no dividends paid in the quarter. The Board of Directors of the Company voted to reinstate payment of a $0.07 per share quarterly cash dividend on May 28, 1997. The dividend will be payable on July 2, 1997, for shareholders of record as of June 11, 1997.

         The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1997 from operations, cash on hand, and its revolving line of credit. As of May 4, 1997, $23.0 million was available under the Company's revolving credit facility. On May 28, 1997, the Company's Board of Directors authorized a $10 million prepayment of the Company's term loan, which was funded from cash on hand and its revolving line of credit. The prepayment was made on May 29, 1997, at which time the Company had $55.0 million remaining on its term loan.

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

          (a)   The Annual Meeting was held on May 28 1997.


          (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.


          (c) At the Annual Meeting of Shareholders held on May 28, 1997, the following three matters were voted upon and passed. The tabulation of votes was:

                (1) The election of nine directors to serve until the 1998 Annual Meeting of Shareholders:


                                VOTES IN FAVOR                       WITHHOLD AUTHORITY
                        -----------------------------------    -----------------------------------
                           IN PERSON        AS PROXY             IN PERSON         AS PROXY
                        ----------------    ---------------    ---------------     ---------------

R. Stuart Dickson                             6,525,505                                150,576
                        ----------------    ---------------    ---------------     ---------------

Peter B. Foreman                              6,525,505                                150,576
                        ----------------    ---------------    ---------------     ---------------

George Friedman                               6,525,355                                150,726
                        ----------------    ---------------    ---------------     ---------------

Donald P. Greenberg                           6,525,492                                150,589
                        ----------------    ---------------    ---------------     ---------------

John Grosso                                   6,525,205                                150,876
                        ----------------    ---------------    ---------------     ---------------

Charlotte H. Mason                            6,525,505                                150,576
                        ----------------    ---------------    ---------------     ---------------

Joseph H. Reich                               6,525,505                                150,576
                        ----------------    ---------------    ---------------     ---------------

Albert F. Sloan                               6,525,505                                150,576
                        ----------------    ---------------    ---------------     ---------------

Stanley Tulchin                               6,525,342                                150,739
                        ----------------    ---------------    ---------------     ---------------

                (2) Approval of an amendment to the Company's Amended and Restated 1996 Omnibus Long-Term Compensation Plan:

         VOTES IN FAVOR                    VOTES AGAINST                     ABSTENTIONS
---------------------------------------------------------------------------------------------------
IN PERSON            AS PROXY        IN PERSON         AS PROXY     IN PERSON        AS PROXY
------------------------------------------------------------------- ---------------- --------------

       0            6,026,458           0             312,923              0            336,700
------------------------------------------------------------------- ---------------- --------------

                (3) Ratification of the proposal to select KPMG Peat Marwick LLP to continue as Independent Auditors for the 1997 fiscal year:

         VOTES IN FAVOR                   VOTES AGAINST                     ABSTENTIONS
--------------------------------------------------------------------------------------------------
IN PERSON        AS PROXY         IN PERSON       AS PROXY         IN PERSON        AS PROXY
--------------------------------- -------------------------------- ---------------  --------------

       0            6,675,908            0              173              0                0
--------------------------------- -------------------------------- ---------------  --------------



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




                               PCA INTERNATIONAL, INC.
                               ------------------------------------------------
                               (Registrant)



Date:  June 11, 1997           /s/ John Grosso
                               ------------------------------------------------
                               John Grosso
                               President
                               (Principal Executive Officer)



Date:  June 11, 1997           /s/ Bruce A. Fisher
                               ------------------------------------------------
                               Bruce A. Fisher
                               Senior Vice President
                               (Principal Accounting Officer)

                             PCA INTERNATIONAL, INC.
                                INDEX TO EXHIBITS

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

10(g) Loan Agreement dated February 28, 1997, between PCA International, Inc., PCA Photo Corporation of Canada, Inc., PCA Specialty Retail Photo Corporation, Inc., Photo Corporation of America, PCA National, Inc., ASI Acquisition Corp., and NationsBank, N.A., as Agent, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

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

10(l)* Employment and Non-Compete Agreement dated December 17, 1996, between
       Randy J. Bates and PCA International, Inc., incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

10(m)* Employment and Non-Compete Agreement dated December 17, 1996, between
       Robert Kent Smith and PCA International, Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

10(n)* Employment and Non-Compete Agreement dated December 17, 1996, between
       J. Robert Wren, Jr., and PCA International, Inc., incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

11     Computation of Primary and Fully Diluted Earnings per Common Share.

21     Subsidiaries of the Registrant.

27     Financial Data Schedule.


          *Management contract or compensatory plan or arrangement required to be filed as an exhibit.