Form 10-Q
period 1997-08-03
PCA INTERNATIONAL INC
filed 1997-09-17
CIK 76791

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



          [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                                    FOR QUARTER ENDED AUGUST 3, 1997



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
                                                YES __X__ NO____


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


COMMON STOCK, $0.20 PAR VALUE                             7,826,329
----------------------------------           ----------------------------------
              CLASS                            OUTSTANDING AT SEPTEMBER 1, 1997

===============================================================================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                    I N D E X


PART I.             FINANCIAL INFORMATION:                                                        PAGE NO.

ITEM 1.             FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets - August 3, 1997 and
                        February 2, 1997...................................                           1


                    Consolidated Statements of Income - Three Months and Six Months
                        Ended August 3, 1997 and July 28, 1996.........................               2


                    Consolidated Statement of Changes in Shareholders' Equity - Six
                        Months Ended August 3, 1997.....................................              3


                    Consolidated Statements of Cash Flows - Six Months Ended August
                        3, 1997 and July 28, 1996...................................                  4


                    Condensed Notes to Consolidated Financial Statements............                  5


ITEM 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.......................................                 5-8




PART II.            OTHER INFORMATION:

ITEM 6.             Exhibits and Reports on Form 8-K................................                  8

SIGNATURES          ................................................................                  9

EXHIBIT INDEX       ................................................................                10-11


                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

-------------------------------------------------------------------------------------------
                                                          August 3,         February 2,
ASSETS                                                       1997               1997
-------------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents............................$     2,454,931     $  1,536,234
   Accounts receivable (net of allowance for
      doubtful accounts of $960,120 and $867,961):
        Due from licensor stores and customers................9,053,197        6,702,335
        Other, including employee advances......................517,896          602,349
   Inventories................................................7,332,835        9,814,682
   Deferred income taxes......................................9,050,901        6,853,985
   Prepaid expenses.............................................870,490        1,490,918
                                                             ------------   ------------

        Total Current Assets.................................29,280,250       27,000,503
                                                             ------------   ------------

Property:
   Land and improvements......................................2,380,984       2,443,939
   Building and improvements.................................12,281,514      12,883,962
   Photographic and sales equipment..........................55,407,869      61,902,588
   Photographic finishing equipment..........................15,335,694      18,660,080
   Furniture and equipment...................................10,982,637      14,188,792
   Transportation equipment.....................................280,735         477,073
   Leasehold improvements....................................15,943,701      17,935,712
   Construction in progress...................................3,020,785       1,120,788
                                                            ------------   ------------
        Total Property......................................115,633,919     129,612,934
   Less:  Accumulated depreciation and
      amortization...........................................57,838,211      71,348,374
                                                            ------------   ------------
        Property, net........................................57,795,708      58,264,560
                                                            ------------   ------------

Intangible Assets............................................61,799,314      60,256,854

Other Assets..................................................2,711,103       1,139,305
                                                            ------------   ------------

Total Assets..............................................$.151,586,375    $146,661,222
                                                            ============   ============


See Condensed Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------
                                                               August 3,         February 2,
LIABILITIES AND SHAREHOLDERS' EQUITY                              1997               1997
------------------------------------------------------------------------------------------------
Current Liabilities:
    Short-term borrowings.....................................$  13,500,000  $          -
    Current portion of long-term debt...........................  2,500,000             -
    Accounts payable-trade.......................................17,773,213         19,799,067
    Accrued insurance.............................................9,135,567          6,705,199
    Accrued income taxes.................................... .......199,128          1,643,816
    Accrued compensation..........................................5,431,481          5,924,407
    Other accrued liabilities....................................11,730,455         15,399,563
                                                            -----------------  -----------------

         Total Current Liabilities...............................60,269,844         49,472,052
                                                            -----------------  -----------------

 Long-term debt..................................................52,034,950         58,679,770
                                                            -----------------  -----------------

 Other Liabilities................................................4,451,432          4,868,660
                                                            -----------------  -----------------



Shareholders' Equity:
   Preferred stock, $10.00 par value (authorized--
      2,000,000 shares; outstanding--none).............................-                    -
   Common Stock, $0.20 par value (authorized--
      20,000,000 shares; issued--7,807,029 shares and
      7,607,129 shares)...........................................1,561,406          1,521,426
   Additional paid-in capital.....................................8,619,416          5,838,131
   Retained earnings.............................................24,793,375         26,334,992
   Cumulative foreign currency translation
       adjustments.................................................(144,048)           (53,809)
                                                            -----------------  -----------------

        Total Shareholders' Equity................................34,830,149        33,640,740
                                                            -----------------  -----------------

Total Liabilities and Shareholders' Equity.....................$.151,586,375    $  146,661,222
                                                            =================  =================




                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                        Three Months Ended            Six Months Ended
                                       August 3,    July 28,        August 3,     July 28,
                                         1997         1996             1997         1996

SALES................................  $ 47,136,830  $ 31,116,836   $ 105,828,639  $ 67,204,822

COSTS AND EXPENSES:
 Advertising and promotional costs...     3,662,180     3,430,743       7,976,080     7,064,532
 Costs of photographic sales.........    18,700,959    11,346,407      40,495,617    23,250,809
 Store commissions and selling costs.    17,396,766    10,565,958      36,289,128    22,313,324
 General and administrative expenses.     8,590,881     5,373,681      18,767,293    12,164,921
 Amortization of intangibles.........       508,837         --            964,575         --
  Total costs and expenses...........    48,859,623    30,716,789     104,492,693    64,793,586

INCOME (LOSS) FROM OPERATIONS........    (1,722,793)      400,047       1,335,946     2,411,236

 Interest expense, net...............     1,651,113        16,760       3,270,496        35,307

INCOME (LOSS) BEFORE INCOME TAXES....    (3,373,906)      383,287      (1,934,550)    2,375,929

INCOME TAX PROVISION (BENEFIT).......    (1,734,286)      150,990        (938,256)    1,004,854

NET INCOME (LOSS)....................   $(1,639,620)   $  232,297    $   (996,294) $  1,371,075

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

 Primary.............................     8,446,136     8,058,625       8,290,047     7,963,550
 Fully Diluted.......................     8,579,629     8,069,996       8,528,643     8,127,361

PRIMARY AND FULLY DILUTED EARNINGS PER
 COMMON SHARE:

  Net Income (Loss).................    $    (0.19)       $  0.03          $(0.12)       $ 0.17

CASH DIVIDENDS PER COMMON SHARE.....    $     0.07        $  0.07           $0.07        $ 0.14




See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED AUGUST 3, 1997
                                   (UNAUDITED)


                                                                                                                      CUMULATIVE
                                                                                                                       FOREIGN
                                                                                ADDITIONAL                             CURRENCY
                                                    COMMON STOCK                 PAID-IN           RETAINED          TRANSLATION
                                          ---------------------------------
                                              SHARES            AMOUNT           CAPITAL           EARNINGS          ADJUSTMENTS
                                          ---------------  ----------------  ----------------  -----------------   ----------------

BALANCE, FEBRUARY 2, 1997...............    7,607,129      $   1,521,426     $   5,838,131      $ 26,334,992       $    (53,809)

Net income (loss).......................                                                            (996,294)

Dividends...............................                                                            (545,323)

Exercise of stock options...............      199,900             39,980         2,781,285

Foreign currency translation
   adjustment...........................                                                                                 (90,239)

                                          -----------------------------------------------------------------------------------------
BALANCE, AUGUST 3, 1997.................    7,807,029        $ 1,561,406       $ 8,619,416       $ 24,793,375      $    (144,048)
                                          =========================================================================================



See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Six Months Ended
                                                               August 3,       July 28,
                                                                 1997            1996
OPERATING ACTIVITIES:
 Net income (loss)........................................   $  (996,294)      $ 1,371,075
 Adjustments to reconcile net income to net cash used in
   operating activities:
  Depreciation and amortization ..........................     7,501,651         4,486,704
  Decrease in allowance for doubtful accounts.............        92,864           243,761
  Provision for deferred income taxes.....................    (2,196,916)         (323,554)
  Loss on disposal of property............................         4,283           208,987
  Decrease in other liabilities...........................      (431,740)          (69,791)
  (Increase) decrease in other noncurrent assets..........    (1,571,798)            1,140
  Changes in operating assets and liabilities:
   Increase in accounts receivable........................    (2,362,055)       (2,565,284)
   Decrease (increase) in inventories.....................     2,480,660        (2,305,781)
   Decrease (increase) in prepaid expenses................       633,615           (29,560)
   (Decrease) increase in accounts payable................    (2,021,688)          981,936
   Decrease in accrued expenses...........................    (3,163,990)       (1,460,471)
  NET CASH (USED IN) PROVIDED FROM OPERATING ACTIVITIES...    (2,031,408)          539,162

INVESTING ACTIVITIES:
 Purchase of property.....................................    (6,132,155)       (5,426,876)
 Purchase of Canadian assets..............................            -         (1,193,311)
 Purchase of American Studios, Inc........................    (2,531,562)             -
 Proceeds from sale of fixed assets.......................         1,200             8,721
 NET CASH USED IN INVESTING ACTIVITIES....................    (8,662,517)       (6,611,466)

FINANCING ACTIVITIES:
 Increase in borrowings...................................     9,355,180         4,419,048
 Exercise of stock options................................     2,821,265         3,214,417
 Acquisition of Company stock.............................            -         (4,190,625)
 Cash dividends...........................................      (545,323)       (1,047,347)
 NET CASH PROVIDED FROM FINANCING ACTIVITIES..............    11,631,122         2,395,493

 Effect of exchange rate changes on cash..................       (18,500)          178,608

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........       918,697        (3,498,203)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........     1,536,234         3,914,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 2,454,931      $    416,310

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash Flow Data:
  Interest paid...........................................   $ 5,421,900      $     62,160
  Income taxes paid.......................................   $ 2,190,462      $  2,872,023


See Condensed Notes to Consolidated Financial Statements.
                                       4

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged, through its subsidiaries, in the sale of photographic color portraits of children, adults, and families. The Company operates primarily in the discount retail segment through approximately 2,000 permanent portrait studios within Kmart and Wal-Mart stores. The Company operates 975 portrait studios in Kmart in the United States and Puerto Rico. In Wal-Mart, the Company operates 1,005 permanent portrait studios in the United States, Canada, Puerto Rico, Mexico, and South America, and services approximately 1,350 additional locations with traveling promotions. In its Institutional Division, the Company provides portrait services to church congregations and day care facilities through traveling promotions.

         Sales in the discount retail portion of the Company's business, comprising Kmart and Wal-Mart portrait studios, were $45.1 million, or 95.6% of total sales, during the second quarter of fiscal 1997. PCA's fiscal 1997 results include the operations of American Studios acquired in January 1997.

         During the second quarter of fiscal 1997, the Company completed several initiatives related to the American Studios' acquisition which strategically improved the quality of its studio asset base in both Wal-Mart and Kmart. Specifically, the Company completed the closing of approximately 400 underperforming studios, converted 600 non-digital Wal-Mart studios to PCA's digital imaging technology, and trained over 1,500 studio personnel to operate the new digital technology and point-of-sale systems installed throughout Wal-Mart. As part of its ongoing program to optimize access to customers, the Company opened 55 new portrait studios in the second quarter and a total of 80 new studios for the first half of fiscal 1997. Also in the quarter, the Company discontinued its pilot program in PETsMART stores and closed 114 studios in PETsMART in the United States and Canada.

         The Company utilizes a proprietary digital imaging system which was designed and engineered in-house by the Company's technology and manufacturing staff, ensuring complete control of all aspects of the system. The system allows customers to instantly view digital proofs of each pose on a color monitor as they are photographed and select only the highest quality and most pleasing poses for further consideration. Following the photography session, the customer chooses the exact poses to be produced in the specific portrait sizes and quantities desired. The

===============================================================================
                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


digital imaging system is integrated with the Company's automated production facility. With the digital imaging system, the Company has benefited from higher average customer purchases, improved customer satisfaction, and lower production costs realized through the elimination of waste from speculative portrait production.

SEASONALITY

         The Company's portrait photography business is seasonal. Sales volume in the second quarter is typically the lowest volume for the year with the greatest sales volume occurring in the fourth quarter during the Thanksgiving and Christmas holiday seasons.

RESULTS OF OPERATIONS

         PCA's fiscal 1997 second quarter and year-to-date results include the operations of American Studios acquired in January 1997. The Company's consolidated sales for the second quarter were $47.1 million, an increase of 51.5% compared with sales of $31.1 million in the second quarter of 1996. Consolidated sales for the first six months of fiscal 1997 were $105.8 million, an increase of 57.5%, compared with $67.2 million reported in the first half of 1996. The increase in sales for the second quarter and first half was due to two primary factors: an increase in customers photographed resulting principally from the acquisition of American Studios' Wal-Mart business which offset the loss of customers due to studio closings, and higher customer sales average in the discount retail segment of the business. The Company operated 1,980 portrait studios at the end of the second quarter, an increase of 542 over comparable 1996 second quarter, and a net decline of 425 from the 1997 first quarter.

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                      ----------------------------    ----------------------------
                                       AUGUST 3,       July 28,         AUGUST 3,       July 28,
                                          1997            1996            1997            1996
                                      -------------    -----------     -------------    ----------

Sales.............................       100.0%           100.0%          100.0%           100.0%
Costs and expenses................       102.6             98.7            97.8             96.4
Amortization of intangible assets.         1.1              -               0.9              -
                                      -------------    -----------     -------------    ----------
Income (loss) from operations.....        (3.7)             1.3             1.3              3.6
Interest expense..................         3.5              0.1             3.1              0.1
                                      -------------    -----------     -------------    ----------
Income (loss) before income taxes.
                                          (7.2)             1.2            (1.8)             3.5
Income tax provision (benefit)....        (3.7)             0.5            (0.9)             1.5
                                      -------------    -----------     -------------    ----------
Net income (loss).................        (3.5)%            0.7%           (0.9)%            2.0%
                                      =============    ===========     =============    ==========

         During the quarter, the Company reported a loss from operations of $1.7 million, compared to operating income of $0.4 million in the 1996 second quarter. The operating losses were in line with Company expectations, and due to significant planned investments and expenditures related to the American Studios' acquisition, digital studio conversion, costs associated with the closing of 400 underperforming studios, and other Company initiatives completed in the quarter. Included in the 1997 second quarter is $509,000 expense for

===============================================================================
                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


amortization of intangible assets and $1.7 million interest expense, both relating to the American Studios' acquisition.

         Certain expense ratios as a percentage of sales shifted on a quarter-to-quarter basis. Advertising and promotional expenses declined to 7.8% of sales from 11.0% of sales in the 1996 second quarter due in part to a lessening of the promotional environment experienced in the retail portrait market. Cost of photographic sales increased to 39.7% of sales from 36.5% of sales in the year-ago quarter due to the integration of the American Studios' processing facility, a higher mix of business from non-digital studios and traveling promotions which operated in speculative mode, and increased labor expenses to effect studio closings and conversions. Commission and selling expense levels rose to 36.9% of sales from 34.0% of sales in the 1996 second quarter, principally due to increased labor expenses to effect studio closings and conversions. General and administrative expenses rose slightly as a percentage of sales to 18.2% versus 17.3%.

         The income tax provision for the second quarter of 1997 resulted in a benefit of $1.7 million, compared to an expense of $0.2 million in the second quarter of last year. The increase in the effective tax rate in the 1997 period is attributable to the amortization of intangible assets expense of $0.5 million which does not provide any tax benefit.

         The Company reported a net loss of $1.6 million compared to net income of $0.2 million in the year-ago quarter. Included in the 1997 quarter is interest expense of $1.7 million and amortization of intangible assets of $0.5 million, relating to the American Studios' acquisition. Loss per share for the 1997 second quarter was $0.19 compared to earnings per share of $0.03 in the same quarter last year. For the 1997 second quarter, there were 8,579,629 fully diluted shares outstanding of common stock, a 6.3% increase over the prior year. The Company reported a net loss for the 1997 six-months of $1.0 million, or a loss of $0.12 per share, versus net income of $1.4 million, or $0.17 per share, in the 1996 six-month period. Interest expense of $3.3 million and the amortization of intangible assets of $1.0 million, both related to the acquisition of American Studios, are included in the 1997 six-month results.

         In the fourth quarter of fiscal 1996, the Company reserved $6.0 million for the closing of underperforming discount store portrait studios. The Company expects the costs for separation pay and restoration of these studios to be below amounts previously reserved. It is anticipated that leasehold write-offs and other costs related to the closing of 114 PETsMART studios will approximate the lower cost for the discount store closings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital are cash from operations and the Company's $25 million revolving line of credit. As of August 3, 1997, the Company had $2.5 million in cash and cash equivalents and $13.5 million in short-term borrowings. The Company has a $25 million revolving line of credit to meet seasonal capital requirements.

         During the quarter, the Company had property additions of $2.8 million, principally for materials and equipment for conversion of 600 non-digital Wal-Mart portrait studios, the addition of 55 new permanent portrait studios in Wal-Mart and Kmart stores, and the upgrading of certain processing equipment in the Company's lab and processing facilities. Currently, the Company estimates capital expenditures for fiscal 1997 will be approximately $12 million which includes

===============================================================================
                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



the planned opening of approximately 200 new portrait studios during the year. The Company was able to fund its capital expenditures from cash on hand and its revolving line of credit.

         Shareholders' equity decreased by $0.3 million to $34.8 million. Options exercised in the second quarter increased shareholders' equity by $1.8 million offset by a second quarter net loss of $1.6 million and a dividend payment of $0.5 million paid in the quarter.

         The Board of Directors of the Company approved a $0.07 per share quarterly cash dividend payable on October 7, 1997, for shareholders of record as of September 15, 1997.

         The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1997 from operations, cash on hand, and its revolving line of credit. As of August 3, 1997, $11.5 million was available under the Company's revolving credit facility. On May 28, 1997, the Company's Board of Directors authorized a $10 million prepayment of the Company's term loan, which was funded from cash on hand and its revolving line of credit. The prepayment was made on May 29, 1997, at which time the Company had $55.0 million remaining on its term loan.

         NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT: The foregoing discussion contains certain forward-looking statements regarding expected studio openings. These statements are based on the Company's belief and assumptions, as well as information currently available to the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. In particular, new studio openings will depend on the economy generally, the operations of Kmart and Wal-Mart, the performance of the portrait studio industry generally, and of the Company, and other factors.






                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                11 Computation of Primary and Fully Diluted Earnings Per Common Share

                27       Financial Data Schedule

          (b)   Reports on Form 8-K

                None

================================================================================
                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
================================================================================


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PCA INTERNATIONAL, INC.
                                      ------------------------------------------
                                      (Registrant)



Date:  September 17, 1997             /s/ John Grosso
                                      ------------------------------------------
                                      John Grosso
                                      President
                                      (Principal Executive Officer)



Date:  September 17, 1997             /s/ Bruce A. Fisher
                                      ------------------------------------------
                                      Bruce A. Fisher
                                      Senior Vice President
                                      (Principal Accounting Officer)

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

       10(l)* Employment and Noncompete Agreement dated December 17, 1996, between Randy J. Bates and PCA International, Inc., incorporated by reference to Exhibit 10(l) to the Company's
                 Annual Report on Form 10-K for the year ended February 2, 1997.

                             PCA INTERNATIONAL, INC.
                                INDEX TO EXHIBITS

     INDEX NO.                                                                              PAGE NO.
                                      DESCRIPTION

       10(m)* Employment and Noncompete Agreement dated December 17, 1996, between Robert Kent Smith and PCA International, Inc., incorporated by reference to Exhibit 10(m) to the Company's
                 Annual Report on Form 10-K for the year ended February 2, 1997.

       10(n)* Employment and Noncompete Agreement dated December 17, 1996, between J. Robert Wren, Jr., and PCA International, Inc., incorporated by reference to Exhibit 10(n) to the Company's
                 Annual Report on Form 10-K for the year ended February 2, 1997.

       10(o)*    Employment and Noncompete Agreement dated June 9, 1997, between
                 John Grosso and PCA International, Inc.

       10(p)*    Employment and Noncompete Agreement dated June 9, 1997, between
                 Eric Jeltrup and PCA International, Inc.

       10(q)*    Employment and Noncompete Agreement dated June 9, 1997, between
                 Bruce Fisher and PCA International, Inc.

         11      Computation of Primary and Fully Diluted Earnings per Common Share.

         27      Financial Data Schedule.


                 *Management contract or compensatory plan or arrangement
                  required to be filed as an exhibit.

