Form 10-Q
period 1997-11-02
PCA INTERNATIONAL INC
filed 1997-12-16
CIK 76791

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED NOVEMBER 2, 1997

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _______________ TO ________________


                        Commission File Number:  0-8550


                            PCA INTERNATIONAL, INC.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)


              NORTH CAROLINA                          56-0888429
      -------------------------------            --------------------
            (State or other                        (I.R.S. Employer
     jurisdiction of incorporation or             Identification No.)
              organization)


                          815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
                         -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (704) 847-8011
                         ----------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X     NO
                                      -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



COMMON STOCK, $0.20 PAR VALUE                               7,876,229
-------------------------------                  ------------------------------
           CLASS                                 OUTSTANDING AT DECEMBER 2, 1997

================================================================================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                   I N D E X


                                                                                             PAGE NO.
                                                                                             --------
PART I.              FINANCIAL INFORMATION:

ITEM 1.              FINANCIAL STATEMENTS:

                     Consolidated Balance Sheets - November 2, 1997 and
                        February 2, 1997 .............................................              1


                     Consolidated Statements of Income - Three Months and Nine
                        Months Ended November 2, 1997 and October 27, 1996 ...........              2


                     Consolidated Statement of Changes in Shareholders' Equity -
                        Nine Months Ended November 2, 1997 ...........................              3


                     Consolidated Statements of Cash Flows - Nine Months Ended
                        November 2, 1997 and October 27, 1996 ........................              4


                     Condensed Notes to Consolidated Financial Statements ...........               5


ITEM 2.              Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ....................................             5-7




PART II.             OTHER INFORMATION:

ITEM 6.              Exhibits and Reports on Form 8-K ................................              8

SIGNATURES           .................................................................              8

EXHIBIT INDEX        .................................................................             9-10

                   PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                 November 2,   February 2,
ASSETS                                             1997           1997
--------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents......................$  3,936,773  $  1,536,234
 Accounts receivable (net of allowance for
   doubtful accounts of $1,611,292 and $867,961):
     Due from licensor stores and customers ....  11,189,802     6,702,335
     Other, including employee advances.........     577,545       602,349
 Inventories....................................   6,847,147     9,814,682
 Deferred income taxes..........................   8,124,285     6,853,985
 Prepaid expenses...............................   1,264,096     1,490,918
                                                ------------  ------------
            TOTAL CURRENT ASSETS................  31,939,648    27,000,503
                                                ------------  ------------
PROPERTY:
 Land and improvements..........................   2,380,984     2,443,939
 Building and improvements......................  12,400,819    12,883,962
 Photographic and sales equipment...............  56,552,863    61,902,588
 Photographic finishing equipment...............  15,335,694    18,660,080
 Furniture and equipment........................  11,450,793    14,188,792
 Transportation equipment.......................     280,735       477,073
 Leasehold improvements.........................  17,962,356    17,935,712
 Construction in progress.......................   2,489,643     1,120,788
                                                ------------  ------------
            Total Property.....................  118,853,887   129,612,934
 Less:  Accumulated depreciation and
          amortization.........................   61,075,533    71,348,374
                                                ------------  ------------
            PROPERTY, NET.....................    57,778,354    58,264,560
                                                ------------  ------------
INTANGIBLE ASSETS...............................  61,219,697    60,256,854

OTHER ASSETS....................................   2,334,974     1,139,305
                                                ------------  ------------
TOTAL ASSETS....................................$153,272,673  $146,661,222
                                                ============  ============





                                                 November 2,   February 2,
LIABILITIES AND SHAREHOLDERS EQUITY                1997          1997
--------------------------------------------------------------------------

 CURRENT LIABILITIES:
  Short-term borrowings........................ $  9,000,000  $          -
  Current portion of long-term debt ...........    5,000,000
  Accounts payable-trade.......................   21,499,788    19,799,067
  Accrued insurance............................    4,609,738     2,705,199
  Accrued income taxes.........................      193,799     1,643,816
  Accrued compensation.........................    6,156,278     5,924,407
  Other accrued liabilities ...................   11,749,919    15,399,563
                                                ------------  ------------
    TOTAL CURRENT LIABILITIES .................   58,209,522    45,472,052
                                                ------------  ------------
 LONG-TERM DEBT................................   49,576,925    58,679,770
                                                ------------  ------------
 DEFERRED INCOME TAXES.........................      347,941             -
                                                ------------  ------------
 OTHER LIABILITIES.............................    8,226,405     8,868,660
                                                ------------  ------------
 SHAREHOLDERS' EQUITY:
  Preferred stock, $10.00 par value (authorized--
   2,000,000 shares; outstanding--none)........            -             -
  Common Stock, $0.20 par value (authorized--
   20,000,000 shares; issued--7,863,129 shares and
   7,607,129 shares)...........................    1,572,626     1,521,426
  Additional paid-in capital ..................    9,397,438     5,838,131
  Retained earnings............................   26,163,499    26,334,992
  Cumulative foreign currency translation
    adjustments................................     (221,683)      (53,809)
                                                ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY ................   36,911,880    33,640,740
                                                ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $153,272,673  $146,661,222
                                                ============  ============

See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                           Three Months Ended                 Nine Months Ended
                                      -----------------------------     ------------------------------
                                      November 2,      October 27,      November 2,       October 27,
                                         1997              1996             1997              1996
                                      ------------     ------------    -------------     -------------
SALES.............................     $61,235,465      $37,093,025     $167,064,104       $104,297,847
                                       -----------      -----------     ------------       ------------
COSTS AND EXPENSES:
 Advertising and promotional costs       5,218,214        4,799,759       13,194,294         11,864,291
 Costs of photographic sales......      21,411,971       13,005,884       61,907,588         36,256,693
 Store commissions and selling costs    20,309,908       12,121,559       56,599,036         34,434,883
 General and administrative expenses     8,409,817        6,054,604       27,177,110         18,219,525
 Amortization of intangibles......         482,477                -        1,447,052                  -
                                       -----------      -----------     ------------       ------------
  Total costs and expenses........      55,832,387       35,981,806      160,325,080        100,775,392
                                       -----------      -----------     ------------       ------------
INCOME FROM OPERATIONS............       5,403,078        1,111,219        6,739,024          3,522,455

 Interest expense, net............       1,719,380           48,178        4,989,876             83,485
                                       -----------      -----------     ------------       ------------
INCOME BEFORE INCOME TAXES........       3,683,698        1,063,041        1,749,148          3,438,970

INCOME TAX PROVISION..............       1,763,854          421,929          825,598          1,426,783
                                       -----------      -----------     ------------       ------------
NET INCOME........................     $ 1,919,844      $   641,112     $    923,550       $  2,012,187
                                       ===========      ===========     ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

 Primary..........................       8,659,875        8,131,921        8,413,323          8,019,678
                                       ===========      ===========     ============       ============
 Fully Diluted....................       8,702,670        8,132,376        8,641,240          8,147,005
                                       ===========      ===========     ============       ============

PRIMARY AND FULLY DILUTED EARNINGS PER
 COMMON SHARE:

  Net Income......................     $      0.22      $      0.08     $       0.11       $       0.25
                                       ===========      ===========     ============       ============

CASH DIVIDENDS PER COMMON SHARE...     $      0.07      $      0.07     $       0.14       $       0.21
                                       ===========      ===========     ============       ============




See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED NOVEMBER 2, 1997
                                  (Unaudited)


                                                                                                                   Cumulative
                                                                                                                    Foreign
                                                       Common Stock              Additional                         Currency
                                                 -------------------------        Paid-In         Retained         Translation
                                                  Shares          Amount          Capital         Earnings         Adjustments
                                                -----------    -----------       -----------     ----------       -------------

BALANCE, FEBRUARY 2, 1997....................    7,607,129     $ 1,521,426       $ 5,838,131     $26,334,992         $ (53,809)

Net income..................................                                                         923,550

Dividends...................................                                                      (1,095,043)

Exercise of stock options...................       256,000          51,200         3,559,307

Foreign currency translation
      adjustment............................                                                                          (167,874)
                                                 ---------     -----------       -----------     -----------         ---------
BALANCE, NOVEMBER 2, 1997...................     7,863,129     $ 1,572,626       $ 9,397,438     $26,163,499         $(221,683)
                                                 =========     ===========       ===========     ===========         =========


See Condensed Notes to Consolidated Financial Statements.

                  PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                    Nine Months Ended
                                                                --------------------------
                                                                November 2,     October 27,
                                                                   1997            1996
                                                                -----------     ----------
OPERATING ACTIVITIES:
 Net income..............................................      $  923,550  $  2,012,187
 Adjustments to reconcile net income to net cash provided from operating activities:
  Depreciation and amortization..........................      11,256,532     6,743,401
  Increase in allowance for doubtful accounts............         745,067       557,366
  Provision for deferred income taxes....................        (922,359)     (354,608)
  Loss on disposal of property...........................       1,636,368       406,726
  Decrease in other liabilities..........................        (656,767)     (332,087)
  (Increase) decrease in other noncurrent assets.........      (1,195,669)        1,140
  Changes in operating assets and liabilities:
   Increase in accounts receivable.......................      (5,215,226)   (5,446,911)
   Decrease (increase) in inventories....................       2,965,303    (2,576,605)
   Decrease (increase) in prepaid expenses...............         239,855      (253,023)
   Increase in accounts payable..........................       1,707,858     3,330,202
   Decrease in accrued expenses..........................      (2,866,905)     (982,121)
                                                               ----------  ------------
  NET CASH PROVIDED FROM OPERATING ACTIVITIES:...........       8,617,607     3,105,667
                                                               ----------  ------------
INVESTING ACTIVITIES:
 Purchase of property....................................     (11,074,008)  (11,537,593)
 Purchase of Canadian assets ............................               -    (1,194,795)
 Purchase of American Studios............................      (2,526,814)            -
 Proceeds from sale of fixed assets......................           1,200        10,151
                                                               ----------  ------------
 NET CASH USED IN INVESTING ACTIVITIES...................     (13,599,622)  (12,722,237)
                                                               ----------  ------------
FINANCING ACTIVITIES:
 Increase in short-term borrowings.......................       4,897,155     7,470,964
 Exercise of stock options...............................       3,610,507     4,046,263
 Acquisition of Company stock............................               -    (4,190,625)
 Cash dividends..........................................      (1,095,043)   (1,577,571)
                                                               ----------  ------------
 NET CASH PROVIDED FROM FINANCING ACTIVITIES.............       7,412,619     5,749,031
                                                               ----------  ------------
 Effect of exchange rate changes on cash.................         (30,065)      187,319
                                                               ----------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........       2,400,539    (3,680,220)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........       1,536,234     3,914,513
                                                               ----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............    $  3,936,773  $    234,293
                                                             ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash Flow Data:
  Interest paid..........................................    $  6,678,863  $    108,458
                                                             ============  ============
  Income taxes paid......................................    $  2,378,313  $  3,004,904
                                                             ============  ============


See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         With respect to the significant accounting policies of PCA International, Inc. and its subsidiaries (the "Company"), which are wholly-owned, reference is made to note 1 of the financial statements in the Company's Form 10-K filed for the fiscal year ended February 2, 1997. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications have been made to the February 2, 1997, balance sheet to conform to the fiscal 1997 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PCA International, Inc. is engaged, through its subsidiaries, in the sale and marketing of professional photographic color portraits of children, adults, and families. The Company operates more than 2,000 retail portrait studios in the United States, Canada, Puerto Rico, Mexico, and South America. The Company also operates an extensive traveling business providing portrait photography services in approximately 1,400 additional retail locations throughout the United States and to church congregations and other institutions.

         The Company operates portrait studios principally within Kmart and Wal-Mart stores. Portrait sales in discount stores were $58.8 million, or 96.0% of total sales, and $159.4 million, or 95.4% of total sales, respectively, for the third quarter and nine months of fiscal 1997. PCA's fiscal 1997 results include the operations of American Studios acquired in January 1997. As of November 2, 1997, the Company operated 2,069 portrait studios worldwide, with 1,950 in the United States and 119 internationally.

         The Company utilizes a proprietary digital imaging system which was designed and engineered in-house by the Company's technology and manufacturing staff, ensuring complete control of all aspects of the system, from photography and sales through production. At the studio level, the digital imaging system allows customers to view each pose on a color monitor immediately as they are photographed and customers select several poses for order consideration. Following the photography session, the customer chooses the exact poses to be produced in specific portrait sizes and quantities for a custom portrait package. With the digital imaging system the Company has benefited from higher average customer purchases, improved customer satisfaction, and lower production costs realized through the elimination of waste from speculative portrait production.

SEASONALITY

         The Company's portrait photography business is seasonal with the greatest volume of sales and earnings occurring in the fourth quarter during the Thanksgiving and Christmas holiday seasons.

RESULTS OF OPERATIONS

         PCA's fiscal 1997 third quarter and year-to-date results include the operations of American Studios acquired in January 1997. The Company's consolidated sales for the third quarter were $61.2 million, an increase of 65.1% compared with sales of $37.1 million in the third quarter of 1996. Consolidated sales for the nine months of fiscal 1997 were $167.1 million, an increase of 60.2% compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

with $104.3 million reported in the nine months of 1996. The increase in sales for the third quarter and nine months was due to two primary factors: an increase in customers photographed due in large part to the acquisition of the American Studios' Wal-Mart business which more than offset the loss of customers due to studio closings, and higher customer sales averages due to the implementation of digital imaging technology in acquired studios. The Company operated 2,069 portrait studios at the end of the third quarter, an increase of 507 over comparable 1996 third quarter.

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                     Three Months Ended                 Nine Months Ended
                                 ---------------------------      -----------------------------
                                 November 2,     October 27,      November 2,       October 27,
                                   1997             1996            1997              1996
                                ----------      -----------      -----------       -----------
Sales . . . . . . . . . . . . .   100.0%            100.0%          100.0%            100.0%
Costs and expenses  . . . . . .    90.4%             97.0%           95.1%             96.6%
Amortization of intangible
  assets. . . . . . . . . . . .     0.8%              0.0%            0.8%              0.0%
                                -------           -------        --------         ---------
Income from operations  . . . .     8.8%              3.0%            4.1%              3.4%
Interest expense  . . . . . . .     2.8%              0.1%            3.0%              0.1%
                                -------           -------        --------         ---------
Income before income taxes  . .     6.0%              2.9%            1.1%              3.3%
Income tax provision  . . . . .     2.9%              1.2%            0.5%              1.4%
                                -------           -------        --------         ---------
Net income  . . . . . . . . . .     3.1%              1.7%            0.6%              1.9%
                                =======           =======        ========         =========

         Noted in the table above, the Company reported a 5.8 percentage point improvement in income from operations in the third quarter to 8.8% of sales from 3.0%, resulting principally from increased operating leverage with the American Studios integration and improved operating performance of the portrait studio business. Specifically, advertising and promotional expenses declined
4.4 percentage points to 8.5% of sales from 12.9% of sales in the 1996 third quarter due in part to a lessening of the promotional environment in the discount retail portrait market. Cost of photographic sales declined slightly to 35.0% of sales from 35.1% of sales in the year-ago quarter. Commission and selling expense levels rose 0.5 percentage points to 33.2% of sales from 32.7% of sales in the 1996 third quarter due in part to increased labor expenses to operate a greater number of 7-day studios. General and administrative expenses declined 2.6 percentage points to 13.7% of sales from 16.3% in the prior third quarter due to organizational synergies. Included in the 1997 third quarter are costs and expenses related to the acquisition, specifically $1.7 million in interest expense and $0.5 million in amortization of intangible assets. The increase in the income tax provision as a percentage of sales in the 1997 period is attributable to the amortization of intangible assets expense which does not provide any tax benefit.

         The Company reported net income of $1.9 million in the 1997 third quarter compared to net income of $0.6 million in the year-ago quarter. On a per common share basis, primary and fully diluted earnings were $0.22 for the 1997 third quarter compared with $0.08 in the same quarter last year. There were 8,702,670 fully diluted common shares outstanding for the third quarter, compared to 8,132,376 in the fiscal 1996 third quarter.

         For the nine months, the Company reported net income of $0.9 million versus net income of $2.0 million in the 1996 nine-month period. The decline in net income is due to significant planned investments and expenditures related to the American Studios' acquisition, digital studio conversion, costs associated with the closing of underperforming portrait photography studios, and other Company initiatives completed in the 1997 first half. Also included in the 1997 nine-month results are $5.0 million in interest

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

expense and $1.4 million amortization of intangible assets, expenses related to the acquisition of American Studios.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital are cash from operations and the Company's $25 million revolving line of credit. As of November 2, 1997, the Company had $3.9 million in cash and cash equivalents, $9.0 million in short-term borrowings and letters of credit, with $11.0 million available under its revolving credit facility. The Company reduced its short-term borrowings by $4.5 million during the third quarter. Subsequent to the third quarter ending, the Company repaid the remaining $9.0 million of the short-term borrowings. The terms of the Senior Term Loan and the Revolving Credit Facility were amended on September 15, 1997, reflecting a lower applicable margin range of 0.0% to 1.75%, reduced from the range of 0.75% to 2.5% in the original loan agreement.

         Capital expenditures were $5.6 million during the third quarter, principally for materials and equipment for additional permanent portrait studios in Wal-Mart and Kmart stores, the upgrading of certain equipment in the Company's two lab and processing facilities, and new computing equipment in the corporate office. Currently, the Company estimates capital expenditures for fiscal 1997 will be approximately $13.0 million which includes the planned opening of approximately 200 new digital portrait studios during the year. The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1997 from operations, cash on hand, and its revolving credit facility.

         Shareholders' equity increased by $2.1 million to $36.9 million in the third quarter of 1997. Net income of $1.9 million plus $0.8 proceeds from the exercise of stock options were partially offset by $0.6 million of dividends paid in the quarter. The Board of Directors of the Company approved a $0.07 per share quarterly cash dividend payable on January 7, 1998, for shareholders of record as of December 15, 1997.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT

         The foregoing discussion contains certain forward-looking statements regarding expected studio openings and capital expenditures. These statements are based on the Company's belief and assumptions, as well as information currently available to the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. In particular, new studio openings will depend on the economy generally, the operations of Kmart and Wal-Mart, the performance of the portrait studio industry generally, and of the Company and other factors.

                   PCA INTERNATIONAL, INC. AND SUBSIDIARIES


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




                                   PCA INTERNATIONAL, INC.
                                   -------------------------------------
                                   (Registrant)



Date:  December 10, 1997           /s/ John Grosso
                                   -------------------------------------
                                   John Grosso
                                   President
                                   (Principal Executive Officer)



Date:  December 10, 1997           /s/ Bruce A. Fisher
                                   -------------------------------------
                                   Bruce A. Fisher
                                   Senior Vice President
                                   (Principal Accounting Officer)

                                EXHIBIT INDEX
                           PCA INTERNATIONAL, INC.
                              INDEX TO EXHIBITS

 INDEX                                                                                                                    PAGE
  NO.                                                      DESCRIPTION                                                     NO.
  ---                                                      -----------                                                    ----
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

  10(a)     License Agreement dated July 29, 1992, between Wal-Mart Corporation and American Studios, Inc., incorporated by reference to Exhibit 10.1 to American Studios, Inc. 1992 Form S-1 (Registration No. 33-
            58958).

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

  10(o)*    Employment and Noncompete Agreement dated June 9, 1997, between John Grosso and PCA International, Inc., incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997.


 INDEX                                                                                                                    PAGE
  NO.                                                      DESCRIPTION                                                     NO.
  ---                                                      -----------                                                    ----
  10(p)*    Employment and Noncompete Agreement dated June 9, 1997, between Eric Jeltrup and PCA International,Inc., incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997.

  10(q)*    Employment and Noncompete Agreement dated June 9, 1997, between Bruce Fisher and PCA International, Inc., incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997.

  10(r)     Sales contract dated August 1, 1997, between PCA International, Inc., and Agfa Division of Bayer
            Corporation.

  11        Computation of Primary and Fully Diluted Earnings per Common Share.

  27        Financial Data Schedule.


  * Management contract or compensatory plan or arrangement required to be filed as an exhibit.