Form 10-Q/A
period 1997-11-02
PCA INTERNATIONAL INC
filed 1997-12-17
CIK 76791

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1


  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED NOVEMBER 2, 1997

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

                                   YES  X     NO
                                      -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



COMMON STOCK, $0.20 PAR VALUE                               7,876,229
-------------------------------                  ------------------------------
           CLASS                                 OUTSTANDING AT DECEMBER 2, 1997

================================================================================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                   I N D E X


                                                                                             PAGE NO.
                                                                                             --------
Preliminary Note     .................................................................          3



PART II.             OTHER INFORMATION:

ITEM 6.              Exhibits and Reports on Form 8-K ................................          3

SIGNATURES           .................................................................          4

EXHIBIT INDEX        .................................................................        5-6


                   PCA INTERNATIONAL, INC. AND SUBSIDIARIES

Preliminary Note

          This Amendment No.1 (this "Amendment") to the Registrant's Quarterly Report on Form 10-Q for the period ended November 2, 1997 refiles Exhibit 10(r) and amends Item 6 of Part II and the exhibit index to indicate that certain information has been omitted from Exhibit 10(r) pursuant to a request for confidential treatment and that the omitted information has been separately filed with the Securities and Exchange Commission (the "Commission").

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


                  10(r) Sales Contract dated August 1, 1997 between PCA International, Inc. and Agfa Division of Bayer Corporation [certain information has been omitted from this exhibit pursuant to a request for confidential treatment and the omitted information has been separately filed with the Commission pursuant to Rule 24b-2(b)].

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




                                   PCA INTERNATIONAL, INC.
                                   -------------------------------------
                                   (Registrant)






Date:  December 17, 1997           /s/ Bruce A. Fisher
                                   -------------------------------------
                                   Bruce A. Fisher
                                   Senior Vice President

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

  10(r)     Sales contract dated August 1, 1997, between PCA International, Inc., and Agfa Division of Bayer
            Corporation [certain information has been omitted from this exhibit pursuant to a request for confidential treatment and the omitted information has been separately filed with the Commission pursuant to
            Rule 24b-2(b)].

  11        Computation of Primary and Fully Diluted Earnings per Common Share, incorporated by reference to Exhibit 11 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1997.

  27        Financial Data Schedule, incorporated by reference to Exhibit 27 to the Company's Quarterly Report on Form
            10-Q for the quarter ended November 2, 1997.


  * Management contract or compensatory plan or arrangement required to be filed as an exhibit.