Form 10-K
period 1998-02-01
PCA INTERNATIONAL INC
filed 1998-04-09
CIK 76791

================================================================================

                                    Form 10-K

                            -------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended February 1, 1998 -- Commission File Number 0-8550

                            -------------------------

                             PCA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-0888429
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                           815 Matthews-Mint Hill Road
                         Matthews, North Carolina 28105
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code (704) 847-8011

                            -------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $.20 par value per share
                     --------------------------------------
                                (Title of Class)


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
                                             Yes   X      No
                                                 -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 31, 1998, there were 7,940,779 shares of the registrant's common stock outstanding; the aggregate market value of such common stock (based on the closing price on the over-the-counter National Association of Securities Dealers National Market System) held by non-affiliates was approximately $178,667,528.

                       Documents Incorporated by Reference
                       -----------------------------------
     The information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement to be filed not later than 120 days after the end of the registrant's fiscal year 1997.

================================================================================

                                     PART I

ITEM 1.  BUSINESS


GENERAL DEVELOPMENT

         THE COMPANY. PCA International, Inc. ("PCA" or the "Company") is a holding company engaged through its subsidiaries in the sale and processing of professional color portraits of children, adults, and families. The Company operates 2,075 portrait studios within Kmart and Wal-Mart stores and supercenters in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling business providing portrait photography services in approximately 1,400 additional retail locations and to church congregations and other institutions.

         Executive offices and film developing and portrait processing facilities are located in Matthews, North Carolina. A second portrait processing facility and distribution center are located in Charlotte, North Carolina. The Company was organized as a North Carolina corporation in 1967 and has been in business since 1967. The Company's world-wide web address is http://www.pca-online.com.

         During the fiscal year ended February 1, 1998, the Company had sales of $242,899,027. The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal years ended February 1, 1998 and January 28, 1996 were 52-week years. The fiscal year ended February 2, 1997 was a 53-week year. The 1998 fiscal year that will end January 31, 1999 will be 52 weeks.

         ACQUISITION OF WAL-MART PORTRAITURE BUSINESSES. The Company strengthened its position in the discount retail market segment with the January 27, 1997 acquisition of American Studios, Inc. ("American Studios"), the portrait provider to Wal-Mart stores in the United States and Mexico. This acquisition increased by 2,300 the number of Wal-Mart locations serviced by the Company in the United States and Mexico through a combination of permanent studios and traveling promotions.

         CONSOLIDATION OF PORTRAITURE BUSINESSES. In fiscal 1997, the Company eliminated underperforming businesses to concentrate on its portrait studio operations. The Company discontinued American Studios' fashion photography and PCA's pilot pet portraiture program and closed 401 portrait studios in discount stores which were not meeting the Company's profit objectives.

         DIGITAL STUDIO CONVERSION. The Company leveraged PCA's digital studio infrastructure over the Wal-Mart distribution channel by redeploying underutilized digital studio assets to Wal-Mart locations. During the first half of 1997, the Company converted or upgraded 856 portrait studios in Wal-Mart, previously operated by American Studios, to digital technology. This action strengthened the Company's diversified distribution channel and increased by 44% the Company's base of digital studios operating in discount stores.

         STUDIO EXPANSION. PCA supports its diversified distribution channel with studio expansion plans, domestically and internationally. In fiscal 1997, the Company opened 188 new digital studios in Wal-Mart and Kmart stores. At February 1, 1998, the Company operated a total of 2,075 studios, 1,953 domestically and 122 internationally.

         CAPITAL EXPENDITURES. Capital expenditures in fiscal 1997 of $12.1 million were principally for leasehold improvements and digital studio conversion of acquired studios, materials and equipment for additional permanent portrait studios, and for upgrading certain equipment in the

Company's two lab and processing facilities and new computer equipment in the corporate office. Capital for the expansion and upgrading of PCA's studio and processing operations came from cash flow with supplemental funding from available short-term bank financing.

INDUSTRY SEGMENT AND SIGNIFICANT CUSTOMERS

         The Company operates within the professional portrait photography industry, specializing in preschool children's portraits offered through permanent studios and traveling promotions, and adult and family portraits provided through traveling promotions in churches and other institutions. For information regarding portrait sales through Kmart and Wal-Mart during the last three fiscal years, see note 1 of Notes to Consolidated Financial Statements, which begin on page F-1 of this report.

U.S. PRESCHOOL PORTRAIT OPERATIONS

         The Company operates portrait studios in discount stores in all 50 states, principally servicing the preschool portrait market. PCA's portrait studio operations contributed 92.0% of the Company's sales in fiscal year 1997, 87.2% in 1996, and 90.2% in 1995. At the end of fiscal 1997, the Company operated 1,953 permanent portrait studios in the United States, a net decrease of 251 studios compared to prior fiscal year. (As described more fully in the Management's Discussion and Analysis, PCA's fiscal 1996 financial results do not reflect the operating results of American Studios; however, studio counts at the end of 1996 do reflect the combined companies). During the year, the Company added 150 new studios to its domestic studio base and closed 401 underperforming studios. The Company also services approximately 1,400 Wal-Mart stores in the United States four to seven times a year with traveling promotions. The Company currently plans to open 100 to 150 new permanent studios domestically in 1998.

         In fiscal 1997, PCA became the exclusive portrait studio operator for Wal-Mart, strengthening a 16-year partnership established by American Studios. The Company operates 990 studios in Wal-Mart stores and supercenters. The Company continues its 30-year partnership as the primary portrait studio operator for Kmart, with 963 portrait studios. The Company seeks to maintain an advertising presence throughout the year in all geographic markets where the Company operates permanent studios by advertising under the name of its retail partners. Customers are attracted to the studio through a variety of advertising methods including in-store point-of-sale merchandising, television and newspaper advertising, and direct mail to current and prospective customers.

         The typical permanent studio occupies 250 square feet on average, consisting of a camera room, a portrait viewing and sales area, and a reception area with point-of-sale computer. Generally, the permanent studio is staffed by one to three employees who perform both the photography and sales functions. Except for extended hours during certain holiday seasons, the majority of PCA's portrait studios are open from 10:00 a.m. to 7:00 p.m. either five or seven days a week.

INTERNATIONAL

         At the end of fiscal year 1997, the Company operated 122 portrait studios internationally in Wal-Mart stores, with 94 permanent studios in Canada, 26 in Mexico and 2 in Argentina. The Company's international studios contributed 4.3%, 4.4%, and 4.5% of sales for fiscal 1997, 1996, and 1995, respectively. International expansion added 38 new studios in 1997. Fiscal 1998 studio expansion plans include up to 30 new studios internationally. Since April 1996, the Company's Canadian subsidiary has operated studios under a long-term licensing agreement with Wal-Mart's Canadian subsidiary.

INSTITUTIONAL OPERATIONS

         The Company's Institutional operations account for 3.1%, 4.7%, and 4.6% of sales in fiscal years 1997, 1996, and 1995, respectively. The Company contracts with institutions, primarily church congregations, to photograph and sell individual and family group portraits of congregation members. The Company does not pay commissions to the hosting institutions, but provides a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the church or directly to the consumer. During fiscal 1997, the Company operated approximately 31 portable camera units on average each week for Institutional promotions. The Company does not expect the number of portable units in service to change significantly during 1998.

DISCONTINUED BUSINESSES

         In fiscal 1997, the Company discontinued American Studios' fashion photography business and PCA's pilot pet portrait program and closed 401 portrait studios which were not meeting the Company's profit objectives. These operations accounted for approximately $9 million or 3.7% of total sales in fiscal 1997 and approximately $44 million or 16.6% of pro forma Company sales in fiscal 1996. (Pro forma financial information of the combined results of operations of PCA and American Studios is presented in note 2 of Notes to Consolidated Financial Statements.)

SEASONALITY

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual sales and annual earnings. The fourth fiscal quarters of 1997, 1996, and 1995, accounted for approximately 31.2%, 33.2%, and 32.2%, respectively, of sales, and 89.4%, 32.8%, and 64.2%, respectively, of earnings for those years. Fiscal 1997 fourth quarter earnings as a percentage of total earnings were out of proportion compared to prior years due to significant costs incurred for restructuring the Company's digital studio operations, which led to operating losses in the first half of the year. The 1996 fourth quarter earnings would have accounted for 69.5% of annual earnings before giving effect to the $3.6 million after-tax charge for studio closure costs. The Company's operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

COMPETITION

         The preschool portrait market is highly competitive and no one firm dominates the United States market. The market comprises several large competitors, including the Company, operating in multiple locations, and numerous smaller entities operating in only one or a few locations. The Company believes that it is one of the largest portrait providers measured by annual sales and the largest operator of portrait studios in the discount segment through association with Kmart and Wal-Mart.

         Competition for the Company's products centers on the quality and value-pricing of its portraits and service. Other competitive factors include the benefits of the Company's digital imaging technology, the convenience of its studios located in major discount stores, and the industry experience of the Company's management. The Company believes that the quality of its portraits and customer service, enhanced by its digital imaging technology, is important in obtaining repeat business from customers. Major competitors attract new customers through advertised value-priced portrait packages and the benefits of digital technology, or custom ordering of low-priced portrait sheets coupled with higher-priced session fees.

LICENSES, TRADEMARKS, AND PATENTS

         The Company is party to a license agreement with Kmart Corporation that allows the Company to operate its permanent studios in U.S. Kmart stores under the Kmart name in exchange for a commission from the Company based on a percentage of sales from the permanent studio in each store. The Company has maintained a continuous business relationship with Kmart Corporation since 1967. The license agreement expires May 9, 2001, and may be terminated by either party upon 180-days' notice. The Company assumed American Studios' license agreement with Wal-Mart Stores, Inc. when it acquired American Studios on January 27, 1997. Wal-Mart may terminate or amend the license agreement at any time. The loss of the license to do business in U.S. Kmart stores, or U.S. Wal-Mart stores, or the closing of a significant number of U.S. Kmart or Wal-Mart stores, would have a material adverse effect on the Company.

         On February 9, 1996, the Company's Canadian subsidiary entered into a license agreement with Wal-Mart Canada, Inc. to operate portrait studios in Wal-Mart's stores in Canada. The license agreement is for a five-year period on a store-by-store basis.

         The Company owns certain other patents, trademarks, and licenses that it does not believe are material to its business.

TECHNOLOGY:  RESEARCH AND DEVELOPMENT

         The Company has developed a proprietary digital imaging system that allows the customer to view a digital proof of each pose on a high-resolution video monitor as the photographer photographs the subject. Immediately after the photography session, customers are able to customize their portrait purchase, choosing the poses, sizes, and number of portraits they wish to purchase. The customer then returns to the studio approximately three weeks later to pick up the finished portraits. The Company believes the increased flexibility and choice provided to customers by the digital system have improved customer satisfaction and increased average purchases. As a byproduct of its digital technology, the Company prints only portraits purchased by the customer, eliminating waste associated with the speculative production method. Furthermore, the Company's production efficiency is enhanced through integration of its digital studio infrastructure with the Company's computerized production system. The Company believes that its integrated system is unique in the industry.

         The Company operates two film processing facilities in North Carolina. The Company processes film from substantially all studios and Institutional promotions at its finishing laboratory in Matthews, North Carolina. Film from traveling promotions and approximately 300 digital studios is processed at a second finishing laboratory located in Charlotte, North Carolina. The finishing laboratories have adequate capacity to meet the Company's processing needs for the foreseeable future.

         The Company spent $1,311,000, $1,321,000, and $1,033,000 on research and development activities during the 1997, 1996, and 1995 fiscal years, respectively. Research and development efforts have focused on developing and refining its digital imaging system, enhancing the Company's cameras and studio systems, and advancing the engineering and performance of the Company's computerized processing facilities.

SOURCES AND AVAILABILITY OF SUPPLIES

         The Agfa Division of Bayer Corporation is the Company's primary supplier of photographic film, paper, and processing chemicals. The Company renewed its supply contract with Agfa in August 1997 after receiving competitive bids from other suppliers. The Company has not had significant difficulty obtaining photographic supplies. The Company builds its own cameras and printing equipment and has an adequate supply of cameras, camera components, and production equipment. The computer and video equipment used by the Company in the digital imaging system consists of standard components that are readily available from multiple suppliers.

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

EMPLOYEES

         At February 1, 1998, the Company had approximately 5,735 full-time and part-time employees. The Company believes employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                      Age   Positions and Offices
----                      ---   ---------------------

John Grosso(1)            51    President, Chief Executive Officer, and
                                Director (Since 1987)

Eric H. Jeltrup(2)        53    Executive Vice President and Chief Technical
                                Officer (Since 1991)

J. Robert Wren Jr.(3)     50    Executive Vice President and General Counsel
                                (Since 1997)

Bruce A. Fisher(4)        48    Senior Vice President and Chief Financial
                                Officer and Secretary (Since 1992)

R. Michael Spencer(5)     50    Senior Vice President and Treasurer (Since 1992)

(1) Mr. Grosso has been President and Chief Executive Officer of the Company since 1987.

(2) Mr. Jeltrup has been with the Company in various positions in research and development and production since 1976. He has served as Executive Vice President since 1991 and was promoted to Chief Technical Officer on August 25, 1994.

(3) Mr. Wren joined the Company in January 1997 as Executive Vice President and General Counsel. Prior to that, Mr. Wren served as Chief Executive Officer of American Studios, Inc. from July 1995 until its acquisition in January 1997. He served in various other positions with American Studios, Inc. including director and general counsel from January 1993 to July 1995. From July 1986 to December 1992, Mr. Wren was a partner in the law firm of Garland & Wren, P.A., Gastonia, NC.

(4) Mr. Fisher has been with the Company in various positions in accounting and finance since 1977 and was promoted to Chief Financial Officer and Secretary on August 25, 1994.

(5) Mr. Spencer has been with the Company since 1973 in various positions in accounting. He was promoted to Senior Vice President and Treasurer on January 6, 1992.


ITEM 2.  PROPERTIES

         The Company owns three facilities in the Charlotte, North Carolina, area. One facility in Matthews, North Carolina, serves as its corporate headquarters, production facility, and warehouse. The building is approximately 166,000 square feet. The Company also owns two facilities in Charlotte, North Carolina, acquired through the American Studios' acquisition: a processing and administrative facility which is approximately 60,000 square feet and a distribution center which is approximately 31,400 square feet. All of these facilities are subject to liens in favor of NationsBank of North Carolina, N.A., as agent for the Company's $90 million loan facility. The Company operates approximately 1,000 permanent studios within Kmart stores and approximately 1,100 permanent studios within Wal-Mart stores, all under license agreements. The Company owns the equipment, furniture, and fixtures in all permanent studios.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter ended February 1, 1998.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol "PCAI." The following is the range of high and low trade prices for the shares of common stock during the Company's last two fiscal years, as reported on The Nasdaq Stock Market(SM):

                            Fiscal Year Ended               Fiscal Year Ended
                            February 1, 1998                February 2, 1997
                          ---------------------           ---------------------
                            High         Low                High         Low
                            ----         ---                ----         ---
        1st Quarter        $17.25       $14.62             $14.13       $ 9.00
        2nd Quarter        $23.25       $15.50             $17.75       $13.00
        3rd Quarter        $25.50       $21.00             $19.00       $15.50
        4th Quarter        $25.50       $19.75             $18.25       $15.00

         At March 31, 1998, the Company had approximately 931 shareholders of record and the closing trade price for a share of common stock was $22.50.

         The Company paid cash dividends of $0.07 per share in each of the last three quarters in fiscal 1997 and in each of the first three quarters of fiscal 1996. On May 28, 1997, the Company's Board of Directors voted to reinstate payment of a quarterly dividend which was suspended on December 4, 1996 in anticipation of the financial requirements for the acquisition of American Studios, Inc. The credit agreement with NationsBank, N.A., as Agent, allows the Company to pay dividends provided that the following restrictions are met: (a) immediately before and after making such payment, no default or event of default exists or would result from making the payment, (b) the Company, after giving effect to such payment, remains in compliance with the financial covenants, and
(c) the aggregate amount of such dividends paid in any fiscal year does not exceed 25% of consolidated excess cash flow for the prior year.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except for percentages, ratios, statistics, and per share data)



                                                                      For the Fiscal Years Ended Approximately January 31,
                                                           -------------------------------------------------------------------------
                                                                 1998           1997*            1996           1995          1994
                                                           --------------  -------------   ------------   ------------  ------------
SUMMARY OF OPERATIONS:
    Sales...................................................   $242,899     $156,099          $144,715       $144,881      $149,150
    General and administrative expenses.....................   $ 36,160     $ 31,676 (1)      $ 23,782       $ 22,936      $ 20,594
    Total costs and expenses................................   $220,036     $150,783 (1)      $131,392       $137,028      $140,947
    Income from continuing operations.......................   $  8,735     $  2,994 (2)      $  7,617       $  4,372      $  4,912
    Net Income..............................................   $  8,735     $  2,994 (2)      $  7,617       $  4,785      $  2,712

    Basic earnings per common share:
      From continuing operations............................   $   1.12     $   0.40          $   1.00       $   0.54      $   0.61
      Net Income............................................   $   1.12     $   0.40          $   1.00       $   0.59      $   0.34

    Diluted earnings per common share:
      From continuing operations............................   $   1.07     $   0.38 (2)      $   0.96       $   0.52      $   0.58
      Net Income............................................   $   1.07     $   0.38 (2)      $   0.96       $   0.57      $   0.32

    Number of common shares:
      Basic.................................................      7,779        7,522             7,632          8,149         8,092
      Diluted...............................................      8,195        7,836             7,895          8,398         8,513

BALANCE SHEET DATA & FINANCIAL RATIOS:
    Working capital.........................................   $(20,334)    $(18,472)         $ (3,878)      $ (6,697)     $ (4,321)
    Current ratio...........................................       0.64         0.55              0.82           0.67          0.81
    Quick ratio.............................................       0.47         0.38              0.70           0.52          0.59
    Total assets............................................   $153,301     $146,661          $ 59,884       $ 59,557      $ 56,751
    Long-term debt (noncurrent portion).....................   $ 42,064     $ 58,680          $      -       $      -      $      -
    Ratio of long-term debt (noncurrent portion)
      to total capitalization(3)............................       0.48         0.64                 -              -             -
    Total shareholders' equity per share(4).................   $   5.45     $   4.29          $   3.96       $   3.93      $   3.56
    Return on average equity................................      22.3%         9.2%             23.7%          15.1%          9.3%

STATEMENT OF CASH FLOWS DATA:
    Depreciation expense....................................   $ 13,543     $  9,498          $  8,490       $  7,136      $  5,159
    Capital expenditures....................................   $ 12,086     $ 13,424          $  6,309       $ 14,698      $ 21,875
    Cash dividends per share................................   $   0.21     $   0.21          $   0.28       $   0.28      $   0.28

* PCA's operating results for the fiscal year ended February 2, 1997, do not include operating results from American Studios, Inc. as the acquisition was accounted for by the purchase method at year-end; balance sheet information includes the assets and liabilities of the combined companies.

(1)  Includes $6 million charge for studio closure costs.

(2) Net income and earnings per share include tax effected studio closure costs of $3.6 million or $0.46 per share. Excluding this amount, net income was $6.6 million or $0.84 per diluted share.

(3)  Total capitalization is long-term debt and total shareholders' equity.

(4) Total shareholders' equity per share has been calculated by dividing total shareholders' equity by the number of diluted shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         PCA International, Inc. is engaged, through its subsidiaries, in the sale and processing of professional color portraits of children, adults, and families. The Company operates 2,075 retail portrait studios in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling business providing portrait photography services in approximately 1,400 additional retail locations and to church congregations and other institutions. Portrait sales at discount stores accounted for 96.2% of sales in fiscal 1997. At February 1, 1998, the Company operated 1,953 permanent portrait studios in the United States and 122 internationally.

         Following the January 1997 acquisition of American Studios, the Company completed several strategic initiatives intended to strengthen the Company's competitive position and improve the profitability of its portrait studio operations, as follows:

-- Integration and consolidation of corporate administrative functions and field operations yielding cost savings in excess of $6 million.

-- Discontinuation of American Studios' fashion photography and PCA's pilot pet portraiture businesses and the closure of 401 portrait studios which were not meeting the Company's profit objectives. Closed and discontinued businesses represented $9 million of 1997 sales and $44 million of pro forma Company sales in fiscal 1996.

-- Conversion and upgrade of approximately 850 acquired studios to digital imaging technology. The Company leveraged its digital studio infrastructure over the Wal-Mart distribution channel which strengthened and diversified the Company's distribution channels and increased by 44% the number of digital studios the Company operates in discount stores.

-- Expansion of the Company's customer base by opening 188 new studios domestically and internationally.

HISTORICAL BUSINESS REVIEW

         In fiscal 1996, portrait studio sales in discount stores were 91.6% of total sales. During the year, the Company diversified its retail partnerships and expanded its distribution principally through the acquisition of Wal-Mart portraiture businesses in Canada and the United States. In April 1996, the Company acquired two Canadian Wal-Mart portraiture businesses, Portrait Works, Inc. and Portrait Experience of Canada, Ltd. PCA's Canadian subsidiary entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores.

         On January 27, 1997, the Company acquired 94.9% of the outstanding common stock of American Studios, portrait provider to Wal-Mart in the United States and Mexico. This acquisition expanded the number of Wal-Mart stores PCA serves to over 2,300, including 856 permanent studios in U.S. Wal-Mart stores previously served by American Studios. At the end of fiscal 1996, the Company operated 2,288 portrait studios in discount stores, which includes 892 studios acquired through the acquisitions mentioned above. PCA's studio counts at the end of fiscal 1996 reflect the combined companies for fiscal 1996 while financial results do not include the results of American Studios.

        In fiscal 1995, PCA operated 1,508 portrait studios principally in Kmart stores in the United States, Canada and Mexico. Portrait studio sales in discount stores accounted for 94.8% of 1995 total sales. The Company opened 164 permanent Kmart studios in 1995 and closed 73 studios, resulting in a net addition of 91 studios.

        Beginning with the fourth quarter of fiscal 1993 and continuing through fiscal 1996, the portrait services industry experienced extremely competitive pricing and promotional conditions. The Company expects competitive pricing conditions will be less aggressive than in the past and continues to place emphasis on the quality and value-pricing of its portrait products and services, and the enhanced portrait experience made possible through its digital imaging system.

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual sales and annual earnings. The fourth fiscal quarters of 1997, 1996, and 1995, accounted for approximately 31.2%, 33.2%, and 32.2%, respectively, of sales, and 89.4%, 32.8%, and 64.2%, respectively, of earnings for those years. Fiscal 1997 fourth quarter earnings as a percentage of total earnings were out of proportion compared to prior years due to significant costs incurred for restructuring the Company's digital studio operations, which led to operating losses in the first half of the year. The 1996 fourth quarter earnings would have accounted for 69.5% of annual earnings before giving effect to the $3.6 million after-tax charge for studio closure costs. The Company's operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

OPERATIONS

        1997 PCA FISCAL YEAR COMPARED WITH 1996 PCA FISCAL YEAR. Sales for fiscal year 1997 increased 55.6% to $242.9 million, compared to $156.1 million in fiscal year 1996. Fiscal 1997 was a 52-week year versus 53 weeks in fiscal 1996. The sales increase of $86.8 million in fiscal 1997 was attributable to the Company's acquisition of American Studios' Wal-Mart distribution channel, net of discontinued businesses, and to a lesser degree, studio expansion and increased customer purchase averages realized in each of the Company's retail channels. PCA's financial results for fiscal 1996 do not include the operating results of American Studios while studio counts reflect the combined companies at the end of fiscal 1996.

         Total operating costs and expenses as a percentage of sales declined
2.2 percentage points to 90.6% in fiscal 1997 compared to 92.8% in fiscal 1996, before the 1996 fourth quarter pretax charge of $6.0 million to close 401 underperforming portrait studios. Advertising and promotional costs as a percentage of sales were 6.9% in 1997, versus 10.4% in 1996, reflecting a less promotional environment in the discount retail segment. Costs of photographic sales increased to 35.3% of sales in 1997, compared to 33.7% of sales in 1996, principally due to higher labor costs to operate American Studios' non-digital studios for half the year and traveling operations for the full year. Store commission and selling costs increased to 32.8% of sales in 1997, compared to 32.3% the prior year. Increased labor expenses related to staffing requirements to operate more seven-day studios in discount stores was a primary factor for the rise in direct selling cost. General and administrative expenses declined
1.5 percentage points to 14.9% of sales in fiscal 1997 compared to 16.4% of sales in fiscal 1996. This decline is principally the result of cost savings from the consolidation of field and corporate general and administrative functions.

         Income from operations increased to $22.9 million or 9.4% of sales in fiscal 1997 versus $11.3 million or 7.2% of sales in fiscal 1996 (stated before the 1996 studio closure charge). This 102.0% increase in 1997 reflects one full year of operations of American Studios, as well as the elimination of underperforming operations and improved performance of the Company's portrait studio operations. Fiscal 1997 operating costs include $1.9 million for amortization of intangible assets relating to the acquisition of American Studios.

         Pretax income increased to $16.3 million or 6.7% of sales in fiscal 1997 compared to $5.1 million or 3.3% of sales in the prior year. Fiscal 1996 pretax income includes a $6.0 million charge for studio closure costs noted above. Fiscal 1997 net interest expense was $6.6 million compared to $0.2 million in 1996, reflecting an increase in indebtedness related to the acquisition of American Studios.

         Income tax provision for 1997 was $7.6 million as compared to $2.1 million in 1996. The fiscal 1997 tax provision as a percentage of pretax income was 46.4% versus 41.7% in 1996. The increase in the effective tax rate in 1997 was due to amortization of intangibles related to the American Studios acquisition, which are not deductible for tax purposes. Net income in 1997 was $8.7 million or 3.6% of sales compared to $3.0 million or 1.9% of sales in 1996. Fiscal 1997 earnings per share on a diluted basis were $1.07 compared to $0.38 in fiscal 1996. Fiscal 1996 results include the previously mentioned studio closure charge, which reduced net income by $3.6 million after tax or $0.46 per diluted share. Excluding this charge, fiscal 1996 net income was $6.6 million or $0.84 per diluted share.

         1996 PCA FISCAL YEAR COMPARED WITH 1995 PCA FISCAL YEAR. Sales for fiscal year 1996 increased 7.9% to $156.1 million, compared to $144.7 million in fiscal year 1995. The sales increase of $11.4 million in fiscal 1996 was attributable to the Company's diversification strategy, which led to an increase in the number of customers served. Fiscal 1996 was a 53-week year versus 52 weeks in fiscal 1995. On a comparable 52-week basis, sales increased 6.5%.

         In 1996, PCA diversified its retail partnerships, and sales through the retail distribution channel reflect this strategy. Sales through U.S. Kmart portrait studios were $135.1 million, or 86.5% of total sales; and Wal-Mart portrait studio sales, both international and domestic, were $6.6 million, or 4.2% of sales. PCA's Institutional Division and pet portrait pilot program provided an aggregate of $13.3 million, or 8.5% of sales. In 1995, U.S. Kmart studios provided sales of $130.6 million, or 90.2% of sales; and PCA's pet portrait pilot and Institutional sales provided sales of $7.5 million, or 5.2% of sales.

         Total operating costs and expenses increased 10.2%, before the fourth quarter charge of $6.0 million to close underperforming portrait studios, and accounted for 92.8% of sales compared to 90.8% of sales in 1995. Advertising and promotional costs as a percentage of sales were 10.4%, versus 10.2% in 1995. Cost of photographic sales increased $4.9 million, or 10.3%, to 33.7% of sales in 1996, compared to 32.9% of sales in 1995, due principally to the increase in customers photographed. Store commission and selling costs increased to 32.3% of sales, compared to 31.2% the prior year. Labor costs associated with the pilot pet portrait program and staffing requirements to operate more seven-day studios in discount store permanent studios caused the increase in direct selling cost.

         General and administrative expense levels before the fourth quarter charge were 16.4% of sales for 1996, similar to prior year's level. The Company recorded a pretax charge of $6.0 million for the closing of 401 portrait studios which were not meeting the Company's profitability objectives. This charge includes the write-off of leasehold improvements and other fixed assets in these stores, separation pay, cost to restore the studios to the same condition they were in prior to the Company installing the portrait studio, and customer refunds.

         Income from operations, before the charge to close 401 portrait studios, declined to 7.2% of sales from 9.2% of sales in 1995, a direct result of the investment spending initiatives to pursue the Company's diversification objectives. The costs associated with the pilot pet portrait expansion, the Wal-Mart expansion, and overall costs to support the diversification activities were the principal reasons for the operating margin decline.

         Pretax income declined 60.1% to $5.1 million, compared to $12.9 million in 1995. This pretax figure includes the $6.0 million charge for studio closure costs noted above. Net interest expense declined 60.9% due to repayment of borrowings to fund the Company's repurchase of over $7.7 million of stock in 1995. Income tax provision for 1996 was $2.1 million as compared to $5.2 million in 1995. The tax provision as a percentage of income was 41.7% versus 40.8% in 1995. The increase in effective tax rate was generally attributable to losses in the pet portraiture pilot operation which did not generate state tax benefits. Net income in 1996 was $3.0 million, or $0.38 per diluted share, including the previously mentioned charge, which reduced per share earnings by $0.46, compared to $7.6 million, or $0.96 per diluted share in 1995. Excluding the charge, net income was $6.6 million or $0.84 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow, defined as earnings before interest, taxes, depreciation and amortization ("EBITDA"), was $38.3 million in fiscal 1997, up from $14.8 million in fiscal 1996. The increase was primarily due to the realization of significant cost savings and positive operating leverage resulting from the integration of American Studios, elimination of underperforming operations, and improved profitability of the Company's portrait studio operations. After funding capital expenditures of $12.1 million in fiscal 1997, operating cash flow provided an excess of $26.1 million. This enabled the Company to reduce long-term borrowings and pay dividends. At February 1, 1998, the Company had $12.3 million in cash and cash equivalents, $4.3 million in short-term borrowings and letters of credit, and $20.7 million available under its revolving credit facility. The Company had $51.0 million debt outstanding from its senior term loan which compares to $58.7 million debt outstanding one year earlier. The terms of the senior term loan and the revolving credit facility were amended on September 15, 1997 to reduce the applicable margin up to 0.75% from the range of 0.75% to 2.5% in the original loan agreement.

        During fiscal 1997, the Company had property additions of $12.1 million, principally for materials and equipment for the addition of new permanent studios in Wal-Mart and Kmart, the upgrading of certain processing equipment in the Company's two lab and processing facilities, and new computing equipment in the corporate office.

        Shareholders' equity increased by $11.0 million to $44.7 million. Net income was $8.7 million and dividends paid totaled $1.6 million. Exercised stock options contributed $4.2 million to shareholders' equity.

        Capital expenditures for 1998 are estimated to be approximately $13.0 million, and will be financed from operations augmented by borrowing under the Company's credit facility. The Company believes, based on its short- and long-term business plans, that it has the ability to fund adequately from operations, augmented by borrowings under its line of credit for seasonal credit needs, its operating and capital expenditure needs for fiscal 1998 and the foreseeable future. The Company currently expects that cash flow from operations will exceed future capital expenditures in 1998. Any excess cash flows generated may be used to make prudent repayment of debt, purchase Company stock, pay dividends or for other investing or financing needs, provided that conditions are met in the restrictive covenants set forth in the credit agreement with NationsBank, N.A., as Agent.

YEAR 2000 ISSUES

         During 1997, the Company upgraded its mainframe computer hardware to a version that will be vendor supported into the new millennium. The Company has initiated plans to correct programming code in existing computer software applications as the year 2000 approaches. The Company will utilize both internal and external resources to reprogram Company-developed applications, install up-to-date releases of purchased systems, and test all systems for year 2000 compliance. The Company continues to evaluate its various systems to determine the most cost-effective corrective action which could include replacement of certain systems. The Company currently believes that reprogramming will be completed by the first quarter of 1999. The cost to correct year 2000 program code is expected to be $0.8 to $1.2 million and will be expensed over the next two years.

PROSPECTIVE INFORMATION

         Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward-looking statements. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), new store openings, availability of financing, competition, management's ability to manage growth, loss of customers, and a variety of other factors.

INFLATION

         Over the past few years, inflation has not had a significant impact on the Company's financial condition or results of operations.

COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in financial statements by all entities that provide a full set of financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operation.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures of and provides accounting guidance for reporting information about operating segments in annual financial statements. The Statement is effective for fiscal years beginning after December 15, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is submitted beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 27, 1998 under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Plan will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 27, 1998 under the captions "Directors' Remuneration; Attendance" and "Executive Compensation" (excluding the five-year comparison of cumulative total shareholder returns).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be contained in the Registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held on May 27, 1998 under the caption "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 27, 1998 under the caption "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       1 & 2. The financial statements and schedules required by this Item can be found as indexed on Page F-1 following page 18.
       3.         Exhibits shown by index beginning on page 15.

(b) Reports on Form 8-K.

       None

                                  EXHIBIT INDEX
                             PCA INTERNATIONAL, INC.
                                Index to Exhibits

     Index No.                      Description                                               Page No.
     ---------                      -----------                                               --------

        3(a) Restated Charter, as amended to date, incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form
                 S-2, Commission File No. 33-50738, dated August 12, 1992.

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

       10(j)* 1996 Omnibus Long-Term Compensation Plan, incorporated by reference to Exhibit 10(j) to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended April 28, 1996.

                             PCA INTERNATIONAL, INC.
                                Index to Exhibits

     Index No.                      Description                                               Page No.
     ---------                      -----------                                               --------

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

       10(p)*    Employment and Noncompete Agreement dated June 9, 1997, between
                 Eric Jeltrup and PCA International, Inc., incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997.

       10(q)*    Employment and Noncompete Agreement dated June 9, 1997, between
                 Bruce Fisher and PCA International, Inc., incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1997.

       10(r)     Sales contract dated August 1, 1997, between PCA International,
                 Inc., and Agfa Division of Bayer Corporation, incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1997.

       23        Consent of KPMG Peat Marwick LLP.

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


                                             PCA INTERNATIONAL, INC.



Date:  April 9, 1998                         By: /s/ Joseph H. Reich
                                                 -------------------------------
                                             Joseph H. Reich
                                             Chairman of the Board




        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----


/s/ Joseph H. Reich             Chairman of the Board           April 9, 1998
---------------------------
Joseph H. Reich



/s/ John Grosso                 President, Chief Executive      April 9, 1998
---------------------------     Officer and Director
John Grosso



/s/ Eric H. Jeltrup             Executive Vice President        April 9, 1998
---------------------------     Chief Technical Officer
Eric H. Jeltrup



/s/ J. Robert Wren Jr.          Executive Vice President        April 9, 1998
---------------------------     General Counsel
J. Robert Wren Jr.

Signature                          Title                           Date
---------                          -----                           ----



/s/ Bruce A. Fisher                Senior Vice President        April 9, 1998
-----------------------------      Chief Financial Officer
Bruce A. Fisher                    Secretary



/s/ R. Michael Spencer             Senior Vice President        April 9, 1998
-----------------------------      Treasurer
R. Michael Spencer



/s/ R. Stuart Dickson              Director                     April 9, 1998
-----------------------------
R. Stuart Dickson



/s/ Peter B. Foreman               Director                     April 9, 1998
-----------------------------
Peter B. Foreman



/s/ George Friedman                Director                     April 9, 1998
-----------------------------
George Friedman



/s/ Donald P. Greenberg            Director                     April 9, 1998
-----------------------------
Donald P. Greenberg



/s/ Bridgette P. Heller            Director                     April 9, 1998
-----------------------------
Bridgette P. Heller



/s/ Charlotte H. Mason             Director                     April 9, 1998
-----------------------------
Charlotte H. Mason



/s/ Albert F. Sloan                Director                     April 9, 1998
-----------------------------
Albert F. Sloan



/s/ Stanley Tulchin                Director                     April 9, 1998
-----------------------------
Stanley Tulchin


                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

                                                                                         Page No.
Financial Statements:                                                                    --------

          Independent Auditors' Report.................................................    F-2

          Consolidated Balance Sheets at February 1, 1998 and February 2, 1997.........  F-3-F-4

          Consolidated Statements of Income for Fiscal Years Ended
          February 1, 1998; February 2, 1997; and January 28, 1996.....................    F-5

          Consolidated Statements of Changes in Shareholders' Equity for Fiscal
          Years Ended February 1, 1998; February 2, 1997; and January 28, 1996.........    F-6

          Consolidated Statements of Cash Flows for Fiscal Years Ended
          February 1, 1998; February 2, 1997; and January 28, 1996.....................    F-7

          Notes to Consolidated Financial Statements...................................  F-8-F-22


Schedules:

      II  Valuation and Qualifying Accounts for Fiscal Years Ended
          February 1, 1998; February 2, 1997; and January 28, 1996.....................    S-1


Exhibits:

      21    Subsidiaries of the Registrant
      23    Consent of Independent Auditors
      27.1  Financial Data Schedule 2/1/98
      27.2  Financial Data Schedule 2/2/97







Financial statements, historical information, and schedules other than those listed above have been omitted for the reason that they are not required or because the required information is given in the financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors and Shareholders
PCA International, Inc.:


We have audited the consolidated financial statements of PCA International, Inc. and subsidiaries as of February 1, 1998 and February 2, 1997 and for each of the years in the three-year period ended February 1, 1998, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCA International, Inc. and subsidiaries as of February 1, 1998 and February 2, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          /s/ KPMG Peat Marwick LLP
                                          KPMG PEAT MARWICK LLP





Charlotte, North Carolina
March 13, 1998

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                         February 1,       February 2,
                                                             1998              1997
                                                         ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents ......................      $ 12,289,761      $  1,536,234
   Accounts receivable (net of allowance for
      doubtful accounts of $1,315,666 and
      $867,961):
        Due from licensor stores and customers ....         6,740,560         6,702,335
        Other, including employee advances ........           763,925           602,349
   Inventories ....................................        10,078,719         9,814,682
   Deferred income taxes ..........................         5,827,324         6,853,985
   Prepaid expenses ...............................         1,043,708         1,490,918
                                                         ------------      ------------

        TOTAL CURRENT ASSETS ......................        36,743,997        27,000,503


PROPERTY:
   Land and improvements ..........................         2,305,293         2,443,939
   Building and improvements ......................        12,148,732        12,883,962
   Photographic and sales equipment ...............        57,713,911        61,902,588
   Photographic finishing equipment ...............        15,599,525        18,660,080
   Furniture and equipment ........................        13,872,058        14,188,792
   Transportation equipment .......................           292,593           477,073
   Leasehold improvements .........................        16,050,719        17,935,712
   Construction in progress .......................         1,429,621         1,120,788
                                                         ------------      ------------

      Total .......................................       119,412,452       129,612,934
   Less:  Accumulated depreciation and amortization        64,488,965        71,348,374
                                                         ------------      ------------

      PROPERTY, NET ...............................        54,923,487        58,264,560
                                                         ------------      ------------

   INTANGIBLE ASSETS ..............................        59,733,731        60,256,854

   OTHER ASSETS ...................................         1,899,611         1,139,305
                                                         ------------      ------------

      TOTAL ASSETS ................................      $153,300,826      $146,661,222
                                                         ============      ============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  February 1,        February 2,
                                                                     1998                1997
                                                                 -------------       -------------

CURRENT LIABILITIES:
   Current portion long-term debt .........................      $   8,750,000       $        --
   Accounts payable-trade .................................         25,915,285          19,799,067
   Accrued insurance ......................................          4,085,191           2,705,199
   Accrued income taxes ...................................          1,188,859           1,643,816
   Accrued compensation ...................................          6,474,414           5,924,407
   Other accrued liabilities ..............................         10,664,577          15,399,563
                                                                 -------------       -------------

      TOTAL CURRENT LIABILITIES ...........................         57,078,326          45,472,052

   LONG-TERM DEBT .........................................         42,063,857          58,679,770

   DEFERRED INCOME TAXES ..................................          1,738,255                --

   OTHER LIABILITIES ......................................          7,730,964           8,868,660



COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:

   Preferred stock, $10.00 par value (authorized--2,000,000
      shares; outstanding--none) ..........................               --                  --
   Common stock, $0.20 par value (authorized--20,000,000
      shares; outstanding--7,901,579 and 7,607,129  shares)          1,580,316           1,521,426
   Additional paid-in capital .............................          9,995,238           5,838,131
   Retained earnings ......................................         33,423,465          26,334,992
   Cumulative foreign currency translation adjustments ....           (309,595)            (53,809)
                                                                 -------------       -------------

      TOTAL SHAREHOLDERS' EQUITY ..........................         44,689,424          33,640,740
                                                                 -------------       -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........      $ 153,300,826       $ 146,661,222
                                                                 =============       =============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          FOR THE FISCAL YEARS ENDED
                                                ------------------------------------------------
                                                 February 1,      February 2,        January 28,
                                                    1998              1997              1996
                                                ------------      ------------      ------------
SALES ....................................      $242,899,027      $156,099,050      $144,714,535
COSTS AND EXPENSES:
   Advertising and promotional costs .....        16,661,542        16,163,273        14,784,803
   Costs of photographic sales ...........        85,707,294        52,558,425        47,635,178
   Store commissions and selling costs ...        79,597,084        50,384,753        45,190,783
   General and administrative expenses ...        36,160,218        31,676,471        23,781,509
   Amortization of intangibles ...........         1,909,772              --                --
                                                ------------      ------------      ------------
      Total Costs and Expenses ...........       220,035,910       150,782,922       131,392,273

INCOME FROM OPERATIONS BEFORE INTEREST
   AND INCOME TAXES ......................        22,863,117         5,316,128        13,322,262
   Interest expense, net .................         6,570,945           179,221           458,923
                                                ------------      ------------      ------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES        16,292,172         5,136,907        12,863,339

INCOME TAX PROVISION .....................         7,557,320         2,143,053         5,246,170
                                                ------------      ------------      ------------

NET INCOME ...............................      $  8,734,852      $  2,993,854      $  7,617,169
                                                ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic .................................         7,779,176         7,522,188         7,632,297
                                                ============      ============      ============
   Diluted ...............................         8,195,108         7,835,613         7,894,656
                                                ============      ============      ============

BASIC AND FULLY DILUTED EARNINGS PER
   COMMON SHARE:
   Basic .................................      $       1.12      $       0.40      $       1.00
                                                ============      ============      ============
   Diluted ...............................      $       1.07      $       0.38      $       0.96
                                                ============      ============      ============

CASH DIVIDENDS PER COMMON SHARE ..........      $       0.21      $       0.21      $       0.28
                                                ============      ============      ============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                  For the Fiscal Years ended February 1, 1998;
                     February 2, 1997; and January 28, 1996


                                                                                                      Cumulative
                                                                                                       Foreign
                                         Common Stock              Additional                          Currency
                                 -----------------------------      Paid-In          Retained        Translation         Unearned
                                    Shares         Amount           Capital          Earnings        Adjustments       Compensation
                                 -------------  --------------   ---------------  ----------------  ---------------  ---------------

BALANCE, JANUARY 29, 1995:          8,160,171     $ 1,632,035      $ 12,204,069      $ 19,444,035       $ (215,087)      $ (32,597)

   Net income                                                                           7,617,169
   Exercise of stock options           66,200          13,240           415,533
   Dividends                                                                           (2,142,495)
   Acquisition of Company stock      (744,300)       (148,860)       (7,565,092)
   Compensatory stock options                                                                                               23,665
   Canceled compensatory
      stock options                                                      (8,932)                                             8,932
   Foreign currency translation
      adjustment                                                                                           (11,006)
                                 -------------  --------------   ---------------  ----------------  ---------------  --------------


BALANCE, JANUARY 28, 1996:          7,482,071       1,496,415         5,045,578        24,918,709         (226,093)              -

   Net income                                                                           2,993,854
   Exercise of stock options          434,300          86,860         4,372,329
   Dividends                                                                           (1,577,571)
   Acquisition of Company stock      (309,242)        (61,849)       (4,128,776)
   Issuance of warrants to
      purchase common stock                                             549,000
   Foreign currency translation
      adjustment                                                                                           172,284
                                 -------------  --------------   ---------------  ----------------  ---------------  --------------


BALANCE, FEBRUARY 2, 1997:          7,607,129       1,521,426         5,838,131        26,334,992          (53,809)              -

   Net income                                                                           8,734,852
   Exercise of stock options          294,450          58,890         4,157,107
   Dividends                                                                           (1,646,379)
   Foreign currency translation
      adjustment                                                                                          (255,786)
                                 -------------  --------------   ---------------  ----------------  ---------------  --------------

BALANCE, FEBRUARY 1, 1998:          7,901,579     $ 1,580,316       $ 9,995,238      $ 33,423,465       $ (309,595)            $ -
                                 =============  ==============   ===============  ================  ===============  ==============



See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FOR THE FISCAL YEARS ENDED
                                                                     --------------------------------------------------
                                                                     February 1,         February 2,        January 28,
                                                                         1998               1997               1996
                                                                     ------------       ------------       ------------
OPERATING ACTIVITIES:
   Net income .................................................      $  8,734,852       $  2,993,854       $  7,617,169
   Adjustments to reconcile net income to net cash
      provided from operating activities:
        Depreciation and amortization .........................        15,453,159          9,498,315          8,489,754
        Increase (decrease) in allowance for doubtful accounts            449,734           (167,303)           165,140
        Provision for deferred income taxes ...................         2,764,916         (1,421,999)         1,264,649
        Loss on disposal of property ..........................         1,539,689          3,287,772            776,592
        Compensatory stock option expense .....................              --                 --               23,665
        (Increase) decrease in other liabilities ..............        (1,147,285)          (375,932)           177,572
        Increase in other noncurrent assets ...................          (760,306)              (156)           (15,659)
   Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ............          (660,510)         1,254,260           (530,433)
        (Increase) decrease in inventories ....................          (268,838)        (4,489,573)           755,065
        Decrease (increase) in prepaid expenses ...............           454,106           (178,505)           122,987
        Increase (decrease) in accounts payable ...............         6,124,980          2,596,851         (2,246,715)
        (Decrease) increase in accrued expenses ...............        (3,150,299)         4,679,050          3,686,168
                                                                     ------------       ------------       ------------
      NET CASH PROVIDED FROM OPERATING ACTIVITIES .............        29,534,198         17,676,634         20,285,954

INVESTING ACTIVITIES:
   Purchase of property .......................................       (12,086,194)       (13,423,544)        (6,309,168)
   Proceeds from sales of fixed assets ........................            16,100             10,151             47,311
   Purchase of Canadian assets ................................              --           (1,201,213)              --
   Purchase of American Studios, Inc. .........................        (1,410,741)       (52,689,671)              --
                                                                     ------------       ------------       ------------

      NET CASH USED IN INVESTING ACTIVITIES ...................       (13,480,835)       (67,304,277)        (6,261,857)

FINANCING ACTIVITIES:
   (Decrease) increase in borrowings ..........................        (7,865,913)        48,334,816           (974,215)
   Exercise of stock options ..................................         4,215,997          4,459,189            428,773
   Acquisition of Company stock ...............................              --           (4,190,625)        (7,713,952)
   Cash dividends .............................................        (1,646,379)        (1,577,571)        (2,142,495)
                                                                     ------------       ------------       ------------
      NET CASH (USED IN) PROVIDED FROM FINANCING
        ACTIVITIES ............................................        (5,296,295)        47,025,809        (10,401,889)
                                                                     ------------       ------------       ------------

      Effect of exchange rate changes on cash .................            (3,541)           223,555            (19,454)
                                                                     ------------       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............        10,753,527         (2,378,279)         3,602,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............         1,536,234          3,914,513            311,759
                                                                     ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................      $ 12,289,761       $  1,536,234       $  3,914,513
                                                                     ============       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Flow Data:
      Interest paid ...........................................      $  7,749,779       $    173,644       $    364,041
                                                                     ============       ============       ============
      Income taxes paid .......................................      $  2,751,652       $  3,160,160       $  3,059,180
                                                                     ============       ============       ============
   Schedule of Noncash Financing Activities:
      Stock options canceled and unearned compensation credited      $       --         $       --         $      8,932
                                                                     ============       ============       ============
      Warrants issued to purchase common stock ................      $       --         $    549,000       $       --
                                                                     ============       ============       ============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


1.       Significant Accounting Policies:

         Principles of Consolidation and Concentrations of Credit Risk:

         The consolidated financial statements include the accounts of PCA International, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation. The Company's operations in Kmart stores accounted for approximately 40.0%, 87.2%, and 94.8% of consolidated sales during the fiscal years ended February 1, 1998; February 2, 1997; and January 28, 1996, respectively. The license agreement with Kmart Corporation was revised and renewed on May 10, 1996. The license is for the period through May 9, 2001 and may be terminated by either party upon 180-days' notice. Operations in Wal-Mart stores accounted for approximately 56.2% of consolidated sales in the fiscal year ended February 1, 1998, and less than 5% of total sales in fiscal years ending in 1997 and 1996. The Company operates its U.S. studios in Wal-Mart stores under the terms of the license agreement between Wal-Mart and American Studios, Inc. (see note 2). Wal-Mart may amend or terminate this agreement at any time at its sole discretion. The loss of the license to do business in Kmart or Wal-Mart stores would have a materially adverse effect on the Company. Kmart's or Wal-Mart's closing of a significant number of discount stores could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart or Wal-Mart should close a significant number of locations.

         Fiscal Year:

         The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal year ended February 2, 1997 was a 53-week year. The fiscal years ended January 28, 1996 and February 1, 1998 were 52-week years. The Company's fiscal year that will end January 31, 1999 will be 52 weeks.

         Foreign Currency Transactions:

         Gains and losses on foreign currency transactions are included in the determination of net income for the period. The amount of such gain and
         (loss) was ($78,748); $10,940; and $19,474 for the fiscal years ended February 1, 1998; February 2, 1997; and January 28, 1996, respectively.

         Cash and Cash Equivalents:

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


1.       Significant Accounting Policies (continued):


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

         Intangible Assets:

         Substantially all intangible assets are amortized over 35 years by the straight-line method. The recoverability of intangible assets is evaluated by the Company on the basis of undiscounted expected future cash flows from the acquired operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the intangible assets is reduced based on the greater of fair value or estimated shortfall of cash flows.

         Photographic Sales and Deferred Costs:

         Digital photographic sales are recorded when portraits are purchased at the time of photography. Substantially all of the Company's sales are digital.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


1.       Significant Accounting Policies (continued):


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

         Fair Value of Financial Instruments:

         The Company is required to disclose in its consolidated financial statements the fair value of all financial instruments, including assets and liabilities both on- and off-balance sheet, for which it is practicable to estimate such fair value. Fair value methods, assumptions, and estimates for the Company are as follows:

           -- Cash and cash equivalents, accounts receivable, prepaid expenses, short-term borrowings, accounts payable-trade, and accrued expenses--the carrying amount approximates fair value because of the short maturity of these instruments.

           -- Non-current liabilities--the carrying amount approximates fair value because such liabilities consist primarily of actuarially determined postretirement liabilities using current market rate assumptions and long-term debt at market rates currently offered.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


1.       Significant Accounting Policies (continued):


         Research and Development:

         The Company spent $1,311,000; $1,321,000; and $1,033,000 on research and development activities during the fiscal years ended February 1, 1998; February 2, 1997; and January 28, 1996, respectively. Such costs are charged to costs of photographic sales as incurred.

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

         Earnings per Share:

         During fiscal 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All prior period EPS data presented have been restated to conform with the Statement's provisions.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


1.       Significant Accounting Policies (continued):

         Reclassifications:

         Certain reclassifications have been made to the fiscal year 1996 amounts to conform to the fiscal 1997 presentation.

2.       Acquisition:

         On January 27, 1997, PCA acquired 94.9% of the outstanding common stock of American Studios, Inc. ("ASI") for $2.50 a share, or $50,833,770. In addition, the Company incurred transaction costs of $1,855,901, resulting in an aggregate purchase price of $52,689,671. ASI was based in Charlotte, North Carolina, and was engaged in the sale of photographic color portraits of children, adults, and families. The acquisition was accounted for by the purchase method at February 2, 1997. Since the acquisition was accounted for at February 2, 1997, the results of operations of ASI were not included in PCA's consolidated financial statements for the fiscal year ended February 2, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired at February 2, 1997 of $59,134,104 has been recorded as an intangible asset and is being amortized on a straight-line basis over 35 years. During the fiscal year ended February 1, 1998, PCA acquired an additional 4.8% of the outstanding common stock of ASI for $2.50 a share, or $2,601,968. Intangible asset adjustments resulted in an addition to intangible assets of $1,410,741.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and ASI as if the acquisition had occurred as of the beginning of fiscal 1996 and 1995, after giving effect to certain adjustments, including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition, acquisition-related costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and ASI constituted a single entity during such periods.



                                      For the Fiscal Years Ended
                                   ---------------------------------
                                     February 2,        January 28,
                                        1997               1996
                                    (Unaudited)        (Unaudited)
                                   -------------       -------------

         Sales ..............      $ 263,974,050       $ 246,614,535
                                   =============       =============
         Net loss ...........      $    (855,898)      $  (1,168,645)
                                   =============       =============
         Basic loss per share      $       (0.11)      $       (0.15)
                                   =============       =============




         During fiscal 1996, the Company also purchased certain assets of two Canadian companies for $1.2 million. The effect of this acquisition is not material to the results of operations of the Company. Such acquisitions were accounted for by the purchase method.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


3.       Debt:

         The Company signed a new credit agreement with NationsBank of North Carolina, N.A. ("NationsBank") on February 28, 1997, for $90 million, which includes a $65 million senior term loan and a $25 million revolving credit facility. The senior term loan and the revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin or an Alternate Base Rate plus an applicable margin. The credit agreement was amended on September 15, 1997. The amendment reduced the applicable margin up to 0.75% from the range of 0.75% to 2.5% in the original loan agreement. The applicable margin is based on a ratio of debt to EBITDA. Aggregate annual maturities for each of the five fiscal years subsequent to February 2, 1997 are as follows: $0 in 1997, $10 million in 1998, $15 million in 1999, $20 million in 2000, and $20 million in 2001. The Company prepaid $10 million of the term loan on May 29, 1997, and $4 million on January 29, 1998, reducing the amount payable in 1998 to $8.5 million and in 2001 to $10 million.

         On February 2, 1997, the Company had available a $75.8 million senior tender facility that included a $25 million revolving credit facility. The senior tender facility matured on February 28, 1997, upon the closing of the merger between the Company's wholly-owned subsidiary, ASI Acquisition Corporation, and American Studios, Inc.

         Borrowings under the agreements are secured by tangible property other than property located in portrait studios. Minimum levels of adjusted earnings, tangible net worth, an interest coverage ratio, and a fixed charge ratio must be maintained in addition to other financial covenants. The Company has been in compliance with all financial covenants throughout the life of the credit agreement. The amount of debt is reduced by 150,000 stock warrants issued to NationsBank to purchase common stock of the Company. The warrants expire January 27, 2002. The amount available under the revolving credit facility is reduced by outstanding letters of credit. As of February 1, 1998 and February 2, 1997, the Company had letters of credit of $4,300,000 and $3,560,750, respectively, for its Workers' Compensation insurance.

         The components of net interest expense (income) were:


                                      For the Fiscal Years Ended
                               --------------------------------------------
                               February 1,      February 2,     January 28,
                                   1998            1997            1996
                               -----------       ---------       ---------
         Interest Income       $  (218,622)      $(225,748)      $(123,865)

         Interest Expense        6,789,567         404,969         582,788
                               -----------       ---------       ---------

         Net ............      $ 6,570,945       $ 179,221       $ 458,923
                               ===========       =========       =========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996

4.       Income Taxes:

         PCA International, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax expense are as follows:

                                       For the Fiscal Years Ended
                              ----------------------------------------------
                              February 1,       February 2,      January 28,
                                  1998              1997             1996
                              -----------       -----------       ----------
         Current:
             Federal ...      $ 2,491,486       $ 2,824,740       $2,888,851
             State .....          714,587           957,859        1,082,736
                              -----------       -----------       ----------
                                3,206,073         3,782,599        3,971,587
                              -----------       -----------       ----------

         Deferred:
             Federal ...        3,690,903        (1,270,094)       1,178,154
             State .....          660,344          (369,452)          96,429
                              -----------       -----------       ----------
                                4,351,247        (1,639,546)       1,274,583
                              -----------       -----------       ----------

         Total Provision      $ 7,557,320       $ 2,143,053       $5,246,170
                              ===========       ===========       ==========



         A reconciliation of the amount computed by applying the statutory federal income tax rate to income from operations to the consolidated income tax provision follows:

                                                                For the Fiscal Years Ended
                                                        ---------------------------------------------
                                                        February 1,     February 2,       January 28,
                                                           1998             1997              1996
                                                        ----------      -----------       -----------
         Tax expense at statutory federal rates ..      $5,539,338      $ 1,746,548       $ 4,402,166

         Tax effect of expenses not deductible ...         218,392           71,011            65,338

         State income taxes, net of federal income
             tax benefit .........................         907,454          388,349           766,458

         Tax effect related to foreign subsidiary           73,078           14,200            13,203

         Amortization of goodwill ................         620,107             --                --

         Other ...................................         198,951          (77,055)             (995)
                                                        ----------      -----------       -----------

         Total Provision .........................      $7,557,320      $ 2,143,053       $ 5,246,170
                                                        ==========      ===========       ===========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


4.       Income Taxes (continued)


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 1998 and February 2, 1997 are presented below:


                                                                                    February 1,        February 2,
                                                                                        1998               1997
                                                                                    ------------       ------------
         Deferred Tax Assets:

             Current:
                Accounts receivable, principally due to allowance for
                   doubtful accounts .........................................      $    517,963       $    346,360
                Inventory, principally due to obsolescence reserve ...........           235,856            600,155
                Life and health, principally due to adoption of SFAS No. 106 .           339,210            153,696
                Stock options, principally due to compensation element .......           118,379            139,806
                Workers' compensation ........................................         2,811,175          2,414,430
                Reserves, principally due to accrual for financial reporting
                   purposes ..................................................           878,659            942,945
                Studio closure costs, principally due to accrual for financial
                   reporting purposes ........................................            93,426          2,396,400
                                                                                    ------------       ------------
                Gross current deferred tax assets ............................         4,994,668          6,993,792

             Noncurrent:
                Alternative minimum tax and other tax credits ................           832,654            875,538
                Net operating loss carryforward ..............................         2,546,988          2,770,246
                Life and health, principally due to adoption of SFAS No. 106 .         1,009,407          1,154,131
                Intangibles ..................................................         1,888,075            498,892
                                                                                    ------------       ------------
                Gross noncurrent deferred tax assets .........................         6,277,124          5,298,807
                                                                                    ------------       ------------

                Gross deferred tax assets ....................................        11,271,792         12,292,599
                                                                                    ------------       ------------

         Deferred Tax Liabilities:
             Noncurrent:
                Plant and equipment, principally due to differences in
                   depreciation ..............................................        (7,182,724)        (5,296,956)
                                                                                    ------------       ------------

         Net Deferred Tax Assets .............................................      $  4,089,068       $  6,995,643
                                                                                    ============       ============





         In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


4.       Income Taxes (continued)


         ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences that were available at February 1, 1998.

         At February 1, 1998, the Company has federal net operating loss carryforwards of approximately $6,062,000 expiring in various amounts beginning 2010; however, net operating loss carryforwards may be subject to restriction under Section 382 and the separate return limitation year rules of the Internal Revenue Code due to the acquisition of ASI. Additionally, the Company has minimum tax credit carryforwards with indefinite expiration of approximately $786,000.

5.       Other Accrued Liabilities:


                                                                      February 1,      February 2,
                                                                          1998             1997
                                                                       -----------      -----------

         Costs accrued to complete church directories ...........      $ 1,043,437      $   992,786

         Accrued taxes other than income ........................        1,175,602        2,377,105

         Accrued expenses .......................................        8,248,176        8,686,672

         Costs to close approximately 400 underperforming studios          197,362        3,343,000
                                                                       -----------      -----------

         Total ..................................................      $10,664,577      $15,399,563
                                                                       ===========      ===========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


6.       Employee Benefits:

         The Company has a profit sharing plan with annual contributions by the Company as directed by the Board of Directors for all employees who meet certain eligibility requirements. For fiscal 1997, the contribution was equal to 10% of consolidated income before income taxes and profit sharing less expenses associated with the plan. Company contributions, net of forfeitures, are as follows:

                                        For the Fiscal Years Ended
                               ----------------------------------------------
                               February 1,       February 2,      January 28,
                                   1998             1997             1996
                               -----------       ---------       -----------
         Contributions ..      $ 1,653,000       $ 421,000       $ 1,429,000

         Forfeitures ....         (146,000)       (212,000)         (172,000)
                               -----------       ---------       -----------

         Net Contribution      $ 1,507,000       $ 209,000       $ 1,257,000
                               ===========       =========       ===========


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

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at February 1, 1998; February 2, 1997; and January 28, 1996. There were no assumptions for trends since the Company's obligation was limited to the dollar amounts previously stated.

         The Company's net periodic cost of this program, not included in the accumulated obligation, including service cost and interest-related cost for the most recent three years is:

                                         For the Fiscal Years Ended
                                   ---------------------------------------
                                   February 1,   February 2,   January 28,
                                      1998          1997          1996
                                    --------      --------      --------
         Service Cost ........      $   --        $   --        $   --

         Interest Related Cost       140,000       140,000       154,000
                                    --------      --------      --------

         Net Periodic Cost ...      $140,000      $140,000      $154,000
                                    ========      ========      ========


         On February 1, 1998, the accrued cost was $2.5 million, of which $250,000 was classified as current liabilities.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


7.       Commitments and Contingencies:

         The Company is obligated under operating leases with initial or remaining noncancelable terms in excess of one year which provide, in some instances, for the payment of taxes, insurance, and maintenance. The future minimum rental payments are not material.

         Certain of the Company's operating lease agreements have renewal options. Rental expense for all operating leases was $296,567; $237,923; and $249,444 for the fiscal years ended February 1, 1998; February 2, 1997; and January 28, 1996, respectively.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

8.       Stock Options:

         The 1996 Omnibus Long-Term Compensation Plan (the "1996 Plan") provides for the issuance of up to 811,550 shares of the Company's common stock (the same number that had been available for issuance under the Company's 1990 Non-Qualified Stock Option Plan [the "1990 Plan"] and the 1992 Non-Qualified Stock Option Plan [the "1992 Plan"]). The 1996 Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards. Under the 1996 Plan, the Compensation Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (SARs), Performance Restricted Stock Awards, Performance Awards, and performance units ("Awards") to senior level employees of the Company. In addition, the 1996 Plan provides for the grant of stock options to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options. The exercise price for stock options and stock Awards may not be less than the fair market value of the common stock on the date of grant with terms up to 10 years. As of February 1, 1998 and February 2, 1997, options for 271,250 shares and 342,850 shares were available for future grant under the 1996 Plan, and 287,300 shares and 200,000 shares were exercisable, respectively.

         The 1990 Plan provides for the grant of non-qualified stock options to key employees and nonemployee directors. As of February 1, 1998; February 2, 1997; and January 28, 1996, options for 498,400; 588,450;
         and 403,350 shares, respectively, were exercisable.

         The 1992 Plan provides for the grant of non-qualified stock options to key employees and nonemployee directors of the Company. As of February 1, 1998; February 2, 1997; and January 28, 1996, options for 303,800;
         297,900; and 0 shares, respectively, were exercisable.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


8.       Stock Options (continued)

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

                                                                For the Fiscal Years Ended
                                                      -------------------------------------------------
                                                       February 1,       February 2,      January 28,
                                                          1998              1997               1996
                                                      -----------      -------------      -------------
         Net income....................As reported    $ 8,734,852      $   2,993,854      $   7,617,169
                                                      ===========      =============      =============
                                       Pro forma      $ 8,365,608      $   2,374,079      $   7,556,540
                                                      ===========      =============      =============

         Basic earnings per share......As reported    $      1.12      $        0.40       $       1.00
                                                      ===========      =============      =============
                                       Pro forma      $      1.08      $        0.32      $        0.99
                                                      ===========      =============      =============

         Diluted earnings per share....As reported    $      1.07      $        0.38      $        0.96
                                                      ===========      =============      =============
                                       Pro forma      $      1.02      $        0.30      $        0.96
                                                      ===========      =============      =============


         The following table sets forth information regarding the 1990, 1992, and 1996 Plans with respect to the exercise, cancellation, expiration, and grant of options during the previous three fiscal years:

                                                                    Weighted
                                                   Number of         Average
                                                     Shares       Option Price
                                                   ----------       ------
         Options outstanding January 29, 1995       1,880,550       $   9.49
             Exercised ......................         (66,200)      $   4.49
             Canceled .......................        (109,700)      $  10.70
             Granted ........................         199,800       $  11.25
                                                   ----------
         Options outstanding January 28, 1996       1,904,450       $   9.76
             Exercised ......................        (434,300)      $   7.79
             Canceled .......................         (15,800)      $  10.10
             Expired ........................         (87,000)      $  16.22
             Granted ........................         468,700       $  17.10
                                                   ----------
         Options outstanding February 2, 1997       1,836,050       $  11.80
             Exercised ......................        (294,450)      $  10.86
             Canceled .......................         (72,200)      $  12.71
             Granted ........................          71,600       $  16.87
                                                   ----------
         Options outstanding February 1, 1998       1,541,000       $  12.17
                                                   ==========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996


8.       Stock Options (continued)


         At February 1, 1998, the range of exercise prices, the weighted average exercise price, and the weighted average contractual remaining life of options outstanding are as follows:


                                     Options outstanding                        Options exercisable
                      ---------------------------------------------------   ----------------------------
                                            Wgt. avg.         Wgt. avg.                      Wgt. avg.
     Range of             Number            remaining         exercise         Number        exercise
  exercise prices      outstanding      contractual life        price       exercisable        price
--------------------  ---------------   ------------------   ------------   -------------   ------------

$  1.67 to $ 4.92          172,400         2.1 years           $  1.68         172,400         $  1.68
$  9.25 to $12.88          685,500         4.0 years           $ 10.46         478,000         $ 10.51
$ 14.12 to $18.50          683,100         5.8 years           $ 16.53         439,100         $ 16.31
                      ------------                                        -------------
$  1.67 to $18.50        1,541,000         5.4 years           $ 12.17       1,089,500         $ 11.45
                      ============                                        =============



         Options outstanding with exercise price above market price:

                                        FOR THE FISCAL YEARS ENDED
                         ----------------------------------------------------------
                            FEBRUARY 1,          FEBRUARY 2,         JANUARY 28,
                               1998                 1997                1996
                         ------------------    ----------------    ----------------

Number................            -                     470,200           1,257,700
                         ==================    ================    ================

Price range..........             -               $16.25-$17.12       $10.00-$17.00
                         ==================    ================    ================


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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996

10.      Earnings Per Share:

         The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the previous three fiscal years:

                                                                                  FOR THE FISCAL YEARS ENDED
                                                                          --------------------------------------------
                                                                          FEBRUARY 1,      FEBRUARY 2,     JANUARY 28,
                                                                              1998            1997            1996
                                                                           ----------      ----------      ----------
         BASIC EARNINGS PER COMMON SHARE:

              EARNINGS APPLICABLE TO COMMON STOCK:

                 Net income .........................................      $8,734,852      $2,993,854      $7,617,169
                                                                           ==========      ==========      ==========

                 Weighted average number of common shares ...........       7,779,176       7,522,188       7,632,297
                                                                           ==========      ==========      ==========

                 Basic earnings per common share ....................      $     1.12      $     0.40      $     1.00
                                                                           ==========      ==========      ==========


         DILUTED EARNINGS PER COMMON SHARE:

              EARNINGS APPLICABLE TO COMMON STOCK:

                 Net Income .........................................      $8,734,852      $2,993,854      $7,617,169
                                                                           ==========      ==========      ==========

              COMPUTATION OF DILUTED COMMON SHARES:

                 Weighted average number of common shares outstanding       7,779,176       7,522,188       7,632,297
                 Dilutive effect of stock options ...................         398,784         313,425         262,359
                 Dilutive effect of warrants ........................          17,148            --              --
                                                                           ----------      ----------      ----------
                 Weighted average number of common shares outstanding
                     as adjusted ....................................       8,195,108       7,835,613       7,894,656
                                                                           ==========      ==========      ==========

              DILUTED EARNINGS PER COMMON SHARE:

                 Net income .........................................      $     1.07      $     0.38      $     0.96
                                                                           ==========      ==========      ==========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998;
                     FEBRUARY 2, 1997; AND JANUARY 28, 1996



11.      Unaudited Quarterly Financial Data:

                                                     For the Fiscal Year Ended February 1, 1998
                                          ----------------------------------------------------------------
                                          February 1,      November 2,        August 3,          May 4,
                                             1998             1997              1997              1997
                                          -----------      -----------      ------------       -----------
         Sales .....................      $75,834,923      $61,235,465      $ 47,136,830       $58,691,809

         Gross Profit* .............      $25,569,922      $14,295,372      $  7,376,925       $13,690,889

         Net Income (Loss) .........      $ 7,811,302      $ 1,919,844      $ (1,639,620)      $   643,326

         Basic Earnings Per Common
             Share .................      $      0.99      $      0.24      $      (0.21)      $      0.08

         Diluted Earnings Per Common
             Share .................      $      0.94      $      0.23      $      (0.20)      $      0.08



                                                    For the Fiscal Year Ended February 2, 1997
                                          --------------------------------------------------------------
                                          February 2,      October 27,        July 28,        April 28,
                                              1997             1996             1996             1996
                                          -----------      -----------      -----------      -----------
         Sales .....................      $51,801,203      $37,093,025      $31,116,836      $36,087,986

         Gross Profit* .............      $15,250,619      $ 7,165,823      $ 5,773,728      $ 8,802,429

         Net Income ................      $   981,667      $   641,112      $   232,297      $ 1,138,778

         Basic Earnings Per Common
             Share .................      $      0.13      $      0.08      $      0.03      $      0.15

         Diluted Earnings Per Common
             Share .................      $      0.12      $      0.08      $      0.03      $      0.15






* Sales less advertising and promotional costs, costs of photographic sales, and store commissions and selling costs.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


Schedule II.      Valuation and Qualifying Accounts


Column A                                Column B         Column C     Column D         Column E
------------------------------------    -------------    -----------  -----------      ------------
                                        Balance at       Charged to   Write-offs       Balance at
                                        Beginning of     Costs and    Net of           End of
Classification                          Period           Expenses     Recoveries       Period
------------------------------------    -------------    -----------  -----------      ------------

FISCAL YEAR ENDED FEBRUARY 1, 1998:

    Allowance for doubtful accounts      $  867,961      $472,805      $ (25,100)      $1,315,666
                                         ==========      ========      =========       ==========

FISCAL YEAR ENDED FEBRUARY 2, 1997:

    Allowance for doubtful accounts      $1,011,350      $129,563      $(272,952)      $  867,961
                                         ==========      ========      =========       ==========

FISCAL YEAR ENDED JANUARY 28, 1996:

    Allowance for doubtful accounts      $  845,843      $193,715      $ (28,208)      $1,011,350
                                         ==========      ========      =========       ==========