Form 10-K/A
period 1998-02-01
PCA INTERNATIONAL INC
filed 1998-06-09
CIK 76791

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                       TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998

                          COMMISSION FILE NUMBER 0-8550

                              ---------------------

                             PCA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                   56-0888429
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                           815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (704) 847-8011

                         ------------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $.20 PAR VALUE                             THE NASDAQ STOCK MARKET
----------------------------                             -----------------------


================================================================================


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 31, 1998, there were 7,940,779 shares of the registrant's common stock outstanding; the aggregate market value of such common stock (based on the closing price on the over-the-counter National Association of Securities Dealers National Market System) held by non-affiliates was approximately $178,667,528.

================================================================================

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1998 filed with the Securities and Exchange Commission on April 9, 1998 solely for the purpose of revising and restating the following items in their entirety:


                                    PART III


ITEM 10.   DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information relating to each director of the Company as of March 4, 1998. All directors, except Ms. Heller, have been heretofore elected by the shareholders. Ms. Heller was appointed a director on March 4, 1998.

                               NAME, PRINCIPAL
                       OCCUPATION, BUSINESS EXPERIENCE
                           DURING LAST FIVE YEARS,                                               POSITIONS AND OFFICES      DIRECTOR
                             OTHER DIRECTORSHIPS                                      AGE          WITH THE COMPANY           SINCE
                             -------------------                                      ---          ----------------           -----
JOSEPH H. REICH                                                                       63            Chairman of the           1987
Managing Partner of Centennial Associates, L.P. since April 1989.                                        Board

JOHN GROSSO                                                                           51      President, Chief Executive      1987
President and Chief Executive Officer of the Company since 1987.                                 Officer, and Director

PETER B. FOREMAN                                                                      62               Director               1994
President  of  Sirius  Corporation  since  1994;  Founding  Partner  of Harris
Associates,  L.P. from  1976-1993.  Director of Eagle Food  Centers,  Inc. and
Glacier  Water  Services,  Inc.  Director of National  Picture & Frame Company
from 1994 to 1997.

GEORGE FRIEDMAN                                                                       63               Director               1994
Private  investor.  Chairman  and CEO of Parallel  Communications,  Inc.  from
1994 to 1997.

DONALD P. GREENBERG, PH.D.                                                            64               Director               1996
Faculty  of Cornell  University  since  1968.  Director,  Program of  Computer
Graphics,  Cornell  University,   since  1973.  Founding  Director,   National
Science  and   Technology   Center  for  Computer   Graphics  and   Scientific
Visualization.  Director  of Data  Broadcasting  Corporation  since  1995  and
Chyron Corporation since 1996.

BRIDGETTE P. HELLER
General  Manager  GEVALIA  Kaffe,  a  division  of Kraft  Foods,  since  1996.        36               Director               1998
Various positions with Kraft Foods since 1985.

CHARLOTTE H. MASON, PH.D.                                                             42               Director               1995
Associate Professor, The Kenan-Flagler Business School, The University of North
Carolina, since 1985.

                               NAME, PRINCIPAL
                       OCCUPATION, BUSINESS EXPERIENCE
                           DURING LAST FIVE YEARS,                                               POSITIONS AND OFFICES      DIRECTOR
                             OTHER DIRECTORSHIPS                                      AGE          WITH THE COMPANY           SINCE
                             -------------------                                      ---          ----------------           -----
ALBERT F. SLOAN                                                                       68               Director               1981
Director of Bassett Furniture Industries, Inc. and RichFood Holdings, Inc.
for more than five years, and Cato Corporation since 1994.

STANLEY TULCHIN                                                                       71               Director               1987
Director and Chairman of the Board of Reprise Capital Corporation and Stanley
Tulchin Associates, Director of the Topps Company, Inc. and Chairman of the
Board of STA Credit Corporation for at least five years.


ITEM 11.   EXECUTIVE COMPENSATION

     The following sets forth certain compensation information with regard to the Company's chief executive officer and each of the next four most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                LONG-TERM
                                                                       COMPENSATION
                                                                    AWARDS     PAYOUTS
                               ---------------------------------    ------     -------
                                                                  SECURITIES    LTIP        ALL OTHER
                               FISCAL     SALARY      BONUS       UNDERLYING   PAYOUTS     COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR       ($)         ($)        OPTIONS (#)   ($)           ($)(1)
---------------------------     ----       ---         ----       -----------   ----       ------------
John Grosso                     1997     $254,100     $ 38,115           0                    $6,560
   President                    1996     $248,325     $120,000      50,000                    $2,193
   Chief Executive Officer      1995     $228,881     $ 68,664           0                    $7,566

J. Robert Wren, Jr              1997     $250,000     $ 31,250(2)        0                    $6,560
   Executive Vice President     1996     $      0     $      0(3)        0(3)                 $    0
   General Counsel              1995     $      0     $      0           0                    $    0

Eric H. Jeltrup                 1997     $210,271     $ 26,284           0                    $6,560
   Executive Vice President     1996     $194,987     $ 41,248           0                    $2,193
   Chief Technical Officer      1995     $186,500     $ 55,950      25,000                    $7,566

Bruce A. Fisher                 1997     $155,250     $ 15,525           0                    $6,413
   Senior Vice President        1996     $153,938     $ 43,090           0                    $2,193
   Chief Financial Officer      1995     $148,750     $ 44,625           0                    $7,532

R. Michael Spencer              1997     $144,900     $ 14,490           0                    $5,985
   Senior Vice President        1996     $143,675     $ 31,551           0                    $2,110
   Treasurer                    1995     $138,638     $ 27,728           0                    $7,021

-----------------
(1)Company's portion of Profit Sharing Plan contribution.

(2)The Company paid Mr. Wren $539,000 to terminate employment and noncompete agreement between Mr. Wren and American Studios, Inc. and $168,750 to purchase Mr. Wren's American Studios stock options.

(3)$75,000 was paid to Mr. Wren for services rendered to American Studios, Inc. and he received a grant of 150,000 options.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table shows the beneficial ownership as of March 31, 1998, of each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

                                                                                         AMOUNT AND
                                                                                         NATURE OF
                                              NAME AND ADDRESS                           BENEFICIAL                     PERCENT
TITLE OF CLASS                               OF BENEFICIAL OWNER                         OWNERSHIP                      OF CLASS
--------------                               -------------------                         ---------                      --------
Common Stock,                         Centennial Associates, L.P.                         2,018,957(1)                   25.4%
$0.20 par value                       c/o Mr. Joseph H. Reich
                                      900 Third Avenue
                                      New York, New York 10022

Common Stock,                         Mr. Joseph H. Reich                                   508,150(1)
$0.20 par value                       900 Third Avenue                                    2,018,957(2)
                                      New York, New York 10022                            ---------
                                                                                          2,527,107(1)                   31.8%(2)

Common Stock,                         Furman Selz LLC                                       552,400                       7.0%
$0.20 par value                       c/o Ms. Valerie King
                                      230 Park Avenue
                                      New York, New York 10169

Common Stock,                         Reprise Capital Corporation                           490,494(3)                    6.2%
$0.20 par value                       c/o Mr. Stanley Tulchin
                                      400 Post Avenue
                                      Westbury, New York 11590

Common Stock,                         Reich & Tang Asset Management                         484,500                       6.1%
$0.20 par value                       600 Fifth Avenue
                                      New York, New York 10020

Common Stock,                         Putnam Investments, Inc.                              427,200(4)                    5.4%
$0.20 par value                       One Post Office Square
                                      Boston, Massachusetts 02109

(1)See Note (4) to the table under "Security Ownership of Directors and Management" below.

(2)Includes shares listed as owned by Centennial Associates, L.P. ownership listed above. Joseph H. Reich is deemed the beneficial owner of shares held by Centennial Associates, L.P. due to his position as Managing Partner of that entity.

(3)Includes certain shares as to which Mr. Tulchin disclaims beneficial ownership. See Notes (2) and (6) to the table under "Security Ownership of Directors and Management" below.

(4)Certain Putnam investment managers (together with their parent corporations, Putnam Investments, Inc. and Marsh & McLennan Companies, Inc.) are considered "beneficial owners" in the aggregate of 427,200 shares, or 5.4% of shares outstanding, of the Company's voting Common Stock, which shares were acquired for investment purposes by such investment managers for certain of their advisory clients.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following table shows the beneficial stock ownership as of March 31, 1998, of each of the current directors of the Company and of all directors and executive officers as a group of the outstanding shares of the Company's Common Stock, $0.20 par value, which is the only class of voting securities outstanding. Each of the individuals listed below possesses sole voting and investment power with respect to the shares listed opposite his or her name, unless noted otherwise:


                                                                     AMOUNT AND NATURE OF                    PERCENT
NAME                                                                 BENEFICIAL OWNERSHIP(1)                 OF CLASS
----                                                                 --------------------                    --------
Peter B. Foreman..............................................               283,908 (2)(3)                      3.6%
George Friedman...............................................                28,100 (2)                            *
Donald P. Greenberg...........................................                13,200 (2)                            *
John Grosso...................................................               258,400 (2)                         3.2%
Bridgette P. Heller...........................................                     0                                *
Charlotte H. Mason............................................                 6,300 (2)                            *
Joseph H. Reich...............................................             2,527,107 (4)                        31.8%
Albert F. Sloan...............................................                17,950 (2)(5)                         *
Stanley Tulchin...............................................               490,494 (2)(6)                      6.2%
Eric H. Jeltrup...............................................               109,300 (2)                         1.4%
J. Robert Wren, Jr............................................                52,500 (2)                            *
Bruce A. Fisher...............................................                48,835 (2)                            *
R. Michael Spencer............................................                30,454 (2)                            *
All Executive Officers and Directors as a group...............             3,866,548 (2)                        46.0%

*  Less than 1% of the outstanding shares of Common Stock of the Company.

(1)Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, beneficial ownership of a security consists of sole or shared voting power (including power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise.

(2)The numbers and percentages of shares shown in the table above include stock options covering Common Stock exercisable within 60 days of March 31, 1998 as follows: Mr. Fisher--23,000; Mr. Foreman--20,600; Mr. Friedman--19,200; Mr. Greenberg--12,900; Mr. Grosso--194,500; Mr. Jeltrup--80,000; Ms.
   Mason--6,000; Mr. Sloan--16,100; Mr. Spencer--27,000; Mr. Tulchin--9,100; and
   Mr. Wren--50,000; and all executive officers and directors as a group (including such individuals)--458,400. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options.

(3)Mr. Foreman is a limited partner in Centennial Associates, L.P. owning less than a 5% interest therein. The shares shown exclude any indirect ownership of the Company's shares which might be attributable to him by reason of his limited partnership interest. The shares shown are held by Descendants Trust F/B/O Peter B. Foreman under Jane Revocable Trust DTD 1/30/84.

(4)Joseph H. Reich, Centennial Associates, L.P. and Carol F. Reich have jointly reported beneficial ownership of 391,350; 2,018,957; and 46,500 shares, respectively, and that each of such persons had sole dispositive power or sole investment power with respect to the shares held individually by each of them. In addition, the Pumpkin Foundation, a 501(c)(3) charitable organization has reported beneficial ownership of 70,300 shares and that Joseph H. and Carol F. Reich, of the Pumpkin Foundation as trustees, had shared dispositive power or shared investment power with respect to such shares. Such persons have stated that the fact that their beneficial ownership was reported jointly did not constitute an admission that each of them should be deemed to be part of a group.

(5)Includes 450 shares beneficially owned by Mr. Sloan's wife as to which he disclaims beneficial ownership.

(6)Includes (i) 77,591 shares beneficially owned by Mr. Tulchin, (ii) 330,803 shares beneficially owned by Reprise Capital Corporation of which Stanley Tulchin is Chairman of the Board and he and his brother, Norman Tulchin, are each 35% equity owners, (iii) 15,000 shares owned by a trust for Jill Tulchin of which Mr. Tulchin is a trustee and disclaims any beneficial ownership, and
   (iv) 58,000 shares owned by a charitable trust of which Mr. Tulchin is a trustee and disclaims any beneficial ownership. Stanley Tulchin disclaims beneficial ownership of the shares owned by Reprise Capital Corporation.

     SECTION 16(A), BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based on Company records and other information, the Company believes that all such SEC filing requirements with respect to the 1997 fiscal year were met.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The spouse of Mr. Wren (an officer of PCA) is a partner in the law firm of Kilpatrick Stockton LLP of Charlotte, North Carolina. The Company has engaged Kilpatrick Stockton LLP on various legal matters during the year.

     The Company has awarded a grant to the Cornell University Program of Computer Graphics to support digital photographic research principally related to retail portrait studio business. Mr. Greenberg (a Director of PCA) is the director of the Computer Graphics Department at Cornell University.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Charlotte and State of North Carolina, on the 9th day of June 1998.

                                             PCA INTERNATIONAL, INC.




                                             /s/ John Grosso
                                             -----------------------------------
                                             John Grosso
                                             President and
                                             Chief Executive Officer





                                             /s/ Bruce A. Fisher
                                             -----------------------------------
                                             Bruce A. Fisher
                                             Senior Vice President
                                             Chief Financial Officer