Form 10-Q
period 1998-05-03
PCA INTERNATIONAL INC
filed 1998-06-16
CIK 76791

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended May 3, 1998


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


                           815 Matthews-Mint Hill Road
                         Matthews, North Carolina 28105
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

                               Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $0.20 par value                          7,947,879
-----------------------------------       ---------------------------------
              Class                           Outstanding at June 1, 1998

================================================================================
                               Page 1 of 13 Pages
                       The Exhibit Index begins on page 9

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                    I N D E X


PART I.       FINANCIAL INFORMATION:                                    PAGE NO.
                                                                        --------
Item 1.       Financial Statements:

              Consolidated Balance Sheets - May 3, 1998 and
                  February 1, 1998.......................................... 1


              Consolidated Statements of Income - Three Months Ended
                  May 3, 1998 and May 4, 1997............................... 2


              Consolidated Statement of Changes in Shareholders'
                  Equity - Three Months Ended May 3, 1998................... 3


              Consolidated Statements of Cash Flows - Three Months
                  Ended May 3, 1998 and May 4, 1997......................... 4


              Condensed Notes to Consolidated Financial Statements.......... 5


Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................5-7




PART II.      OTHER INFORMATION:


Item 5.       Other Information............................................. 8

Item 6.       Exhibits and Reports on Form 8-K.............................. 8

Signatures    .............................................................. 8

Exhibit Index ..............................................................9-10

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                May 3,             February 1,
ASSETS                                                                           1998                  1998
                                                                           -------------          -------------
Current Assets:
   Cash and cash equivalents .....................................         $  11,073,455          $  12,289,761
   Accounts receivable (net of allowance for
     doubtful accounts of $1,488,299 and $1,315,666):
        Due from licensor stores and customers ...................             7,079,533              6,740,560
        Other, including employee advances .......................               438,133                763,925
   Inventories ...................................................             8,069,236             10,078,719
   Deferred income taxes .........................................             4,788,074              5,827,324
   Prepaid expenses ..............................................             1,247,313              1,043,708
                                                                           -------------          -------------

        Total Current Assets .....................................            32,695,744             36,743,997
                                                                           -------------          -------------

Property:
   Land and improvements .........................................             2,305,293              2,305,293
   Building and improvements .....................................            12,160,430             12,148,732
   Photographic and sales equipment ..............................            57,685,314             57,713,911
   Photographic finishing equipment ..............................            15,607,775             15,599,525
   Furniture and equipment .......................................            13,923,558             13,872,058
   Transportation equipment ......................................               294,920                292,593
   Leasehold improvements ........................................            16,022,441             16,050,719
   Construction in progress ......................................             2,296,667              1,429,621
                                                                           -------------          -------------
        Total Property ...........................................           120,296,398            119,412,452
   Less:  Accumulated depreciation and
     amortization ................................................            66,971,841             64,488,965
                                                                           -------------          -------------
        Property, net ............................................            53,324,557             54,923,487
                                                                           -------------          -------------

Intangible Assets ................................................            59,240,646             59,733,731

Other Assets .....................................................             1,655,283              1,899,611
                                                                           -------------          -------------

Total Assets .....................................................         $ 146,916,230          $ 153,300,826
                                                                           =============          =============



                                                                               May 3,               February 1,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            1998                   1998
                                                                           -------------          -------------
Current Liabilities:
    Current portion of long-term debt ............................         $   8,750,000          $   8,750,000
    Accounts payable-trade .......................................            23,797,823             25,915,285
    Accrued insurance ............................................             3,823,960              4,085,191
    Accrued income taxes .........................................             1,341,524              1,188,859
    Accrued compensation .........................................             4,791,914              6,474,414
    Other accrued liabilities ....................................             9,858,281             10,664,577
                                                                           -------------          -------------

         Total Current Liabilities ...............................            52,363,502             57,078,326
                                                                           -------------          -------------


 Long-term debt ..................................................            41,104,831             42,063,857
                                                                           -------------          -------------

 Deferred Income Taxes ...........................................               107,019              1,738,255
                                                                           -------------          -------------

 Other Liabilities ...............................................             7,628,444              7,730,964
                                                                           -------------          -------------

Shareholders' Equity:
   Preferred stock, $10.00 par value (authorized--
     2,000,000 shares; outstanding--none) ........................                  --                     --
   Common Stock, $0.20 par value (authorized--
     20,000,000 shares; issued--7,947,879 shares and
     7,901,579 shares) ...........................................             1,589,576              1,580,316
   Additional paid-in capital ....................................            10,707,615              9,995,238
   Retained earnings .............................................            33,646,734             33,423,465
   Cumulative foreign currency translation
      adjustments ................................................              (231,491)              (309,595)
                                                                           -------------          -------------

        Total Shareholders' Equity ...............................            45,712,434             44,689,424
                                                                           -------------          -------------

Total Liabilities and Shareholders' Equity .......................         $ 146,916,230          $ 153,300,826
                                                                           =============          =============

See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                  -------------------------------
                                                     May 3,             May 4,
                                                      1998                1997
                                                  -----------         -----------

SALES ...................................         $54,661,925         $58,691,809
                                                  -----------         -----------

COSTS AND EXPENSES:
   Advertising and promotional costs ....           3,392,749           4,313,900
   Costs of photographic sales ..........          19,361,353          21,794,658
   Store commissions and selling costs ..          18,822,775          18,892,362
   General and administrative expenses ..           9,921,037          10,176,412
   Amortization of intangibles ..........             507,418             455,738
                                                  -----------         -----------
      Total costs and expenses ..........          52,005,332          55,633,070
                                                  -----------         -----------

INCOME FROM OPERATIONS ..................           2,656,593           3,058,739

   Interest expense, net ................           1,219,709           1,619,383
                                                  -----------         -----------

INCOME BEFORE INCOME TAXES ..............           1,436,884           1,439,356

INCOME TAX PROVISION ....................             658,811             796,030
                                                  -----------         -----------

NET INCOME ..............................         $   778,073         $   643,326
                                                  ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

   Basic ................................           7,931,757           7,631,209
                                                  ===========         ===========
   Diluted ..............................           8,373,084           7,932,863
                                                  ===========         ===========

BASIC AND FULLY DILUTED EARNINGS PER
   COMMON SHARE:

      Basic .............................         $      0.10         $      0.08
                                                  ===========         ===========
      Diluted ...........................         $      0.09         $      0.08
                                                  ===========         ===========

CASH DIVIDENDS PER COMMON SHARE .........         $      0.07         $      --
                                                  ===========         ===========





See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE THREE MONTHS ENDED MAY 3, 1998
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                       Foreign
                                          Common Stock            Additional                                          Currency
                                   ----------------------------     Paid-In        Comprehensive     Retained        Translation
                                      Shares         Amount         Capital           Income         Earnings         Adjustment
                                   -------------  -------------  ---------------  ---------------  --------------  -----------------
BALANCE, FEBRUARY 1, 1998:            7,901,579    $ 1,580,316      $ 9,995,238                     $ 33,423,465         $ (309,595)
   Comprehensive Income
     Net income                                                                        $ 778,073         778,073
     Foreign currency translation
        adjustment                                                                        46,081                             78,104
                                                                                  ---------------
     Total comprehensive income                                                        $ 824,154
   Exercise of stock options             46,300          9,260          712,377
   Dividends                                                                                            (554,804)
                                   ---------------------------------------------                   ---------------------------------

BALANCE, MAY 3, 1998:                 7,947,879    $ 1,589,576     $ 10,707,615                     $ 33,646,734         $ (231,491)
                                   =============================================                   =================================



See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                     ---------------------------------
                                                                         May 3,               May 4,
                                                                          1998                 1997
                                                                     ------------          -----------
OPERATING ACTIVITIES:
   Net income ..............................................         $    778,073          $   643,326
   Adjustments to reconcile net income to net cash used in
       operating activities:
      Depreciation and amortization ........................            3,748,314            3,741,882
      Increase (decrease) in allowance for doubtful accounts              172,312              (25,679)
      Provision for deferred income taxes ..................             (591,986)             (15,743)
      Loss on disposal of property .........................              166,233                4,283
      Decrease in other liabilities ........................             (112,109)            (275,131)
      Decrease (increase) in other noncurrent assets .......              244,328           (1,499,779)
      Changes in operating assets and liabilities:
        Increase in accounts receivable ....................             (182,710)            (902,267)
        Decrease in inventories ............................            2,010,683            1,700,347
        (Increase) decrease in prepaid expenses ............             (193,772)             360,276
        Decrease in accounts payable .......................           (2,118,292)          (3,412,559)
        Decrease in accrued expenses .......................           (2,603,743)            (992,566)
                                                                     ------------          -----------
      NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES             1,317,331             (673,610)
                                                                     ------------          -----------

INVESTING ACTIVITIES:
   Purchase of property ....................................           (1,785,076)          (3,363,219)
   Purchase of American Studios, Inc. ......................                 --             (2,516,646)
   Proceeds from sale of fixed assets ......................               17,568                1,200
                                                                     ------------          -----------
   NET CASH USED IN INVESTING ACTIVITIES ...................           (1,767,508)          (5,878,665)
                                                                     ------------          -----------

FINANCING ACTIVITIES:
   (Decrease) increase in borrowings .......................             (959,026)           7,798,680
   Exercise of stock options ...............................              721,637              963,121
   Cash dividends ..........................................             (554,804)                --
                                                                     ------------          -----------
   NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES ...             (792,193)           8,761,801
                                                                     ------------          -----------

   Effect of exchange rate changes on cash .................               26,064              (11,106)
                                                                     ------------          -----------

    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......           (1,216,306)           2,198,420

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........           12,289,761            1,536,234
                                                                     ------------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................         $ 11,073,455          $ 3,734,654
                                                                     ============          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Flow Data:
      Interest paid ........................................         $    901,935          $ 3,736,171
                                                                     ============          ===========
      Income taxes paid ....................................         $    986,472          $ 1,219,348
                                                                     ============          ===========

See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         With respect to the significant accounting policies of PCA International, Inc., and its subsidiaries ("PCA" or the "Company"), which are wholly-owned, reference is made to note 1 of the financial statements in the Company's Form 10-K filed for the fiscal year ended February 1, 1998. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         PCA is a holding company engaged through its subsidiaries in the sale and processing of professional color portraits of children, adults, and families. As of May 3, 1998, the Company operated 2,034 portrait studios within Kmart and Wal-Mart discount stores and supercenters in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling studio business providing portrait photography services in approximately 1,400 additional retail locations as well as to church congregations and other institutions.

         As reported on April 21, 1998, the Company and Jupiter Partners II, L.P. ("Jupiter") entered into a definitive merger agreement under which between approximately 95% and 97% of the primary common stock of PCA (excluding certain shares to be retained by PCA senior management) will be acquired for $26.50 per share in cash. The transaction, which will be accounted for as a recapitalization, is valued at approximately $276 million, including refinancing of existing debt. The merger was approved by the Board of Directors of PCA and is expected to be completed in mid- to late-summer subject to approval of PCA shareholders. The merger agreement, which the Company has previously filed in a Current Report on Form 8-K, filed on April 20, 1998 with the Securities and Exchange Commission, provides that the Company cannot declare or pay any dividends prior to closing. The Company will continue to be run by its current senior management team led by John Grosso, PCA president and chief executive officer. Jupiter is a New York-based investment firm organized to invest in management buyouts and growth capital opportunities.

         As a result of the proposed merger, the Company and Jupiter will incur various costs, currently estimated to be approximately $8 million on a pretax basis, in connection with consummating the transaction. These costs consist primarily of professional fees, registration costs, and other expenses. Although the exact timing, nature and amount of these merger transaction costs are subject to change, the Company expects that a one-time charge for these costs will be recorded in the quarter during which the merger is consummated.

         On April 22, 1998, the Company and the members of its Board of Directors were sued by Harbor Finance Partners, a shareholder of the Company, to enjoin the merger between the Company and Jupiter, or in the alternative, for damages. The lawsuit was filed in the Superior Court of Mecklenburg County, North Carolina. Harbor Finance Partners has alleged that the Company and its Directors breached their fiduciary duty to the shareholders in connection with the merger. The Company and the Directors deny these allegations and will defend the lawsuit vigorously. On May 26, 1998, the Company and the Directors moved to dismiss the lawsuit on the basis that Harbor Finance Partners had failed to state a claim for which relief can be granted. A hearing date for that motion to dismiss has not yet been set by the Court.

         On April 28, 1998, the Company was notified by Kmart that the Company's license agreements for 75 Kmart studios, which generated approximately $8 million in revenue and approximately $1.7 million in income from operations for the fiscal year ended February 1, 1998, would be terminated in 180 days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Seasonality

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and earnings, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual sales and annual earnings. The fourth fiscal quarters of 1997, 1996, and 1995, accounted for approximately 31.2%, 33.2%, and 32.2%, respectively, of sales, and 89.4%, 32.8%, and 64.2%, respectively, of earnings for those years. Fiscal 1997 fourth quarter earnings as a percentage of total earnings were out of proportion compared to prior year's due to significant costs incurred for restructuring the Company's digital studio operations, which led to operating losses in the first half of the year. The 1996 fourth quarter earnings would have accounted for 69.5% of annual earnings before giving effect to a $3.6 million after-tax charge for studio closure costs. The Company's operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

Results of Operations

         For the first quarter ended May 3, 1998, the Company reported consolidated sales of $54.7 million, a decrease of 6.9% compared to sales of $58.7 million reported in the comparable fiscal 1997 quarter. The $4.0 million sales decline in the 1998 first quarter was due to discontinued and closed operations in fiscal 1997. During the first half of fiscal 1997, the Company discontinued its subsidiary's fashion photography business and PCA's pilot pet portrait operations, and closed 401 underperforming discount store portrait studios. These operations represented sales of approximately $8.0 million in the fiscal 1997 first quarter. Excluding sales from these discontinued or closed operations in the fiscal 1997 first quarter, sales for PCA's 1998 first quarter increased $4.0 million or 7.8 percent. Portrait studio sales through discount retailers represented $52.9 million or 96.7% of total sales for the fiscal 1998 first quarter. At May 3, 1998, the Company operated 2,034 portrait studios in discount stores. During the quarter, the Company opened 12 portrait studios and closed 53 studios, resulting in a net reduction of 41 studios from the year-end studio count of 2,075.

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                                           Three Months Ended
                                                    -----------------------------------
                                                      May 3, 1998         May 4, 1997
                                                    ---------------     ---------------

           Sales..................................     100.0%              100.0%
           Costs and expenses.....................      95.1                94.8
                                                    ---------------     ---------------
           Income from operations.................       4.9                 5.2
           Interest expense.......................       2.3                 2.8
                                                    ---------------     ---------------
           Income before income taxes.............       2.6                 2.4
           Income tax provision...................       1.2                 1.3
                                                    ---------------     ---------------
           Net income.............................       1.4%                1.1%
                                                    ===============     ===============

         Total costs and expenses as a percentage of sales increased to 95.1% in the 1998 first quarter from 94.8% in the first quarter of fiscal 1997. The 1998 quarter includes costs and expenses of $0.6 million or 1.1% of sales related to the execution of the merger agreement with Jupiter (noted above). Advertising and promotional expenses as a percentage of sales decreased to 6.2% for the fiscal 1998 first quarter from 7.4% in the fiscal 1997 first quarter, reflecting a less promotional environment in the discount retail segment. Cost of photographic sales decreased to 35.4% of sales from 37.1% of sales in the year-ago quarter principally due to cost savings resulting from the completion of the American Studios, Inc. ("ASI") integration and the conversion of approximately 600 ASI studios in Wal-Mart to PCA's integrated digital technology system which lowered production costs per customer. Store commissions and selling expense as a percentage of sales increased to 34.4% in the 1998 first quarter versus 32.2%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


in the 1997 first quarter principally due to increased labor expense required to operate more traveling studio promotions and staffing requirements for additional seven-day studios. General and administrative expenses increased as a percentage of sales to 18.1% compared to 17.3% of sales in the fiscal 1997 quarter.

         Net interest expense for the quarter ended May 3, 1998 was $1.2 million, or 2.3% of sales, as compared to $1.6 million, or 2.8% of sales, in the fiscal 1997 first quarter. The net interest expense on borrowings decreased as a result of a lower level of debt. See "Liquidity and Capital Resources".

         The income tax provision for the first quarter of 1998 was $0.7 million. This resulted in an effective tax rate for the 1998 quarter of 45.9% compared to 55.3% in the first quarter of 1997. The decrease in effective tax rate for the 1998 period is attributable to using the projected effective annual tax rate as compared to using the first quarter actual calculated rate in the same period in the prior year.

         Net income for the first quarter of fiscal 1998 increased 21.0% to $0.8 million or 1.4% of sales as compared to $0.6 million or 1.1% of sales in the same quarter of the prior year. Diluted earnings per share for the 1998 first quarter were $0.09 as compared to $0.08 diluted earnings per share in the fiscal 1997 quarter. Net income for the 1998 first quarter includes $0.4 million tax-effected expense, or $0.04 per diluted share, for previously mentioned expenses related to the execution of the merger agreement with Jupiter.

Liquidity and Capital Resources

         Net cash provided by operating activities was $1.3 million for the quarter ended May 3, 1998. The Company's principal sources of working capital are cash from operations and borrowings under its $15 million revolving line of credit. Effective May 21, 1998, the Company reduced the available balance of its revolving line of credit to $15 million from $25 million. At May 3, 1998, the Company had $11.1 million in cash and cash equivalents and no short-term borrowings.

         During the quarter, the Company had property additions of $1.8 million, principally for materials and equipment for the addition of new permanent portrait studios and the upgrading of certain processing equipment in the Company's two laboratory and processing facilities. During fiscal 1998, the Company expects to spend approximately $11.5 million in capital expenditures, including the opening of new permanent portrait studios, the refurbishment of existing studios, and the purchase of laboratory equipment.

         If consummated, the Company's proposed merger with Jupiter, as described previously in the Overview, would have a substantial impact on the Company's current capital structure. Upon consummation of the merger, the recapitalized Company would be significantly higher-leveraged in comparison to its current capital structure and, accordingly, the merger would result in substantial changes to the Company's debt-to-equity ratio and its related debt service requirements.

         Shareholders' equity at May 3, 1998 was $45.7 million. Net income increased shareholders' equity by $0.8 million and dividends paid in the quarter amounted to $0.6 million. Options exercised in the first quarter of fiscal 1998 increased shareholders' equity by $0.7 million.

         The Company believes, based on its short- and long-term business plans, that it has the ability to adequately fund its operating and capital expenditure needs for fiscal 1998 from operations, cash on hand, and its revolving line of credit.

Inflation

         Over the past few years, inflation has not had a significant impact on the Company's financial condition or results of operations.

                           PART II. OTHER INFORMATION

Item 5.  Other Information

         The Private Securities Litigation Reform Act of 1995 ("the Act") provides safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made by the Company which are not historical facts are forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward-looking statements. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, new store openings, availability of financing, competitive pressures, management's ability to manage growth, loss of customers, and a variety of other factors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27    Financial Data Schedule

         (b)   Reports on Form 8-K

               Form 8-K filed April 20, 1998



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PCA INTERNATIONAL, INC.
                                          -------------------------------
                                          (Registrant)



Date:  June 16, 1998                      /s/ John Grosso
                                          -------------------------------
                                          John Grosso
                                          President
                                          (Principal Executive Officer)



Date:  June 16, 1998                      /s/ Bruce A. Fisher
                                          -------------------------------
                                          Bruce A. Fisher
                                          Senior Vice President
                                          (Principal Accounting Officer)

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

 Index No.                         Description                          Page No.
 ---------                         -----------                          --------

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

  10(s)     Merger Agreement dated April 20, 1998, between PCA
            International, Inc. and Jupiter Acquisition Corp., incorporated by reference to the Company's Form 8-K dated April 20, 1998.

  27        Financial Data Schedule.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit.