Form 10-K/A
period 1998-02-01
PCA INTERNATIONAL INC
filed 1998-07-08
CIK 76791

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                                       TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998

                          COMMISSION FILE NUMBER 0-8550

                              ---------------------

                             PCA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                   56-0888429
         --------------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
                         ------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (704) 847-8011

                              ---------------------

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

================================================================================

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1998 filed with the Securities and Exchange Commission on April 9, 1998 and Amendment No. 1 filed on June 9, 1998. Amendment No. 2 is filed solely for the purpose of revising and restating the following items: Item 7 as amended is stated in its entirety; Item 11 is amended by adding Table II and Table III; and Note 1 to Consolidated Financial Statements is amended by adding "Impairment of Long-lived Assets" and is shown in its entirety.

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

     Following the January 1997 acquisition of American Studios, the Company completed several strategic initiatives intended to strengthen the Company's competitive position and improve the profitability of its portrait studio operations, as follows:

- Integration and consolidation of corporate administrative functions and field operations yielding cost savings in excess of $6 million.

- Discontinuation of American Studios' fashion photography and PCA's pilot pet portraiture businesses and the closure of 401 portrait studios which were not meeting the Company's profit objectives. Closed and discontinued businesses represented $9 million of 1997 sales and $44 million of pro forma Company sales in fiscal 1996.

- Conversion and upgrade of approximately 850 acquired studios to digital imaging technology. The Company leveraged its digital studio infrastructure over the Wal-Mart distribution channel which strengthened and diversified the Company's distribution channels and increased by 44% the number of digital studios the Company operates in discount stores.

- Expansion of the Company's customer base by opening 188 new studios domestically and internationally.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities was $29.5 million in fiscal 1997, up $11.9 million from fiscal 1996, principally the result of net income increasing $5.7 million and an increase of $6.0 million in depreciation and amortization in the first year following the merger with American Studios.

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

     Cash flow enabled the Company to reduce long-term borrowings and pay dividends. At February 1, 1998, the Company had $12.3 million in cash and cash equivalents, $4.3 million in letters of credit, and $20.7 million available under its revolving credit facility. The Company had $51.0 million debt outstanding from its senior term loan which compares to $58.7 million debt outstanding one year earlier. The terms of the senior term loan and the revolving credit facility were amended on September 15, 1997 to reduce the applicable margin up to 0.75% from the range of 0.75% to 2.5% in the original loan agreement.

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

ITEM 11. EXECUTIVE COMPENSATION

                             II. OPTION GRANT TABLE
     OPTIONS GRANTED IN THE LAST FISCAL YEAR AND POTENTIAL REALIZABLE VALUES

                             NUMBER OF         PERCENT OF                                     POTENTIAL REALIZABLE VALUE AT
                             SECURITIES       TOTAL OPTIONS     EXERCISE OR                      ASSUMED ANNUAL RATES OF
                         UNDERLYING OPTIONS    GRANTED IN        BASE SHARE      EXPIRATION   STOCK PRICE APPRECIATION FOR
     NAME                   GRANTED (#)       FISCAL YEAR(1)   PRICE ($/SHARE)      DATE             OPTION TERM(2)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 5% ($)          10% ($)
                                                                                              -----------------------------
John Grosso                   50,000             72.5%             $16.25          3/5/02       $203,125        $406,250

J. Robert Wren, Jr.                0               --                 --               --             --              --

Eric H. Jeltrup                    0               --                 --               --             --              --

Bruce A. Fisher                    0               --                 --               --             --              --

R. Michael Spencer                 0               --                 --               --             --              --

(1)  The options vest after one year from the date of grant, April 9, 1997.
(2) These values are hypothetical; there is no assurance that the stock will achieve these rates of appreciation.

     The following table sets forth certain information with respect to options exercised in the most recent fiscal year by the officers named in the Summary Compensation Table and remaining options held at the end of the most recent fiscal year.

                 III. OPTIONS EXERCISED AND YEAR-END VALUE TABLE
                      AGGREGATED OPTIONS EXERCISED IN THE
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities       Value of Unexercised
                                                             Underlying Unexercised    In-the-Money Options Held
                              Shares Acquired   Value     Options Held at Fiscal Year    at Fiscal Year End
                                On Exercise    Realized       End - Exercisable/            Exercisable/
Name                                  (#)           ($)         Unexercisable (#)         Unexercisable ($)(1)
----                               ------      --------         -----------------         --------------------
John Grosso ................            0      $      0             144,500/                   $1,851,625/
                                                                      65,000                   $   488,750

J. Robert Wren, Jr..........            0      $      0              50,000/                   $  256,500/
                                                                     100,000                   $   513,000

Eric H. Jeltrup ............            0      $      0              80,000/                   $1,349,500/
                                                                      25,000                   $   294,250

Bruce A. Fisher ............       10,000      $ 88,750              23,000/                   $  262,250/
                                                                       7,000                   $    87,750

R. Michael Spencer .........       15,000      $310,925              27,000/                   $  263,250/
                                                                       3,000                   $    36,750

(1)  Based on closing price of $22.25 per Common Share on February 1, 1998.

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

               Land improvements .............................. 10 to 30 years
               Building and improvements ...................... 10 to 55 years
               Leasehold improvements .........................  3 to 10 years
               Photographic and sales equipment ...............  3 to 13 years
               Photographic finishing equipment ...............  3 to 15 years
               Furniture and equipment ........................  3 to 10 years
               Transportation equipment .......................  3 years

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

     IMPAIRMENT OF LONG-LIVED ASSETS:

     The Company periodically evaluates its long-lived assets for financial impairment to determine if the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are then adjusted to their fair values.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company is required to disclose in its consolidated financial statements the fair value of all financial instruments, including assets and liabilities both on- and off-balance sheet, for which it is practicable to estimate such fair value. Fair value methods, assumptions, and estimates for the Company are as follows:

     - Cash and cash equivalents, accounts receivable, prepaid expenses, short-term borrowings, accounts payable-trade, and accrued expenses--the carrying amount approximates fair value because of the short maturity of these instruments.

     - Non-current liabilities--the carrying amount approximates fair value because such liabilities consist primarily of actuarially determined postretirement liabilities using current market rate assumptions and long-term debt at market rates currently offered.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Charlotte and State of North Carolina, on the 7th day of July 1998.

                                        PCA INTERNATIONAL, INC.




                                        /s/John Grosso
                                        ----------------------------------------
                                        John Grosso
                                        President and
                                        Chief Executive Officer




                                        /s/Bruce A. Fisher
                                        ----------------------------------------
                                        Bruce A. Fisher
                                        Senior Vice President
                                        Chief Financial Officer