Form 10-Q/A
period 1998-05-03
PCA INTERNATIONAL INC
filed 1998-07-08
CIK 76791

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)
                                       TO

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          FOR QUARTER ENDED MAY 3, 1998


     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM                 TO
                                  ---------------    ----------------

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


                           815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

                                  YES  X    NO
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


COMMON STOCK, $0.20 PAR VALUE                             7,947,879
-----------------------------------            -------------------------------
              CLASS                              OUTSTANDING AT JUNE 1, 1998

================================================================================

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 1998 filed with the Securities and Exchange Commission on June 16, 1998, solely for the purpose of revising Item 2, which follows in its entirety:


                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


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

         On April 28, 1998, the Company was notified by Kmart that the Company's license agreements for 75 Kmart studios, which generated approximately $8.0 million in revenue (which represents 8.2% of all Kmart revenue for the period) and approximately $1.7 million in income from operations for the fiscal year ended February 1, 1998, would be terminated in 180 days.

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

RESULTS OF OPERATIONS

         For the first quarter ended May 3, 1998, the Company reported consolidated sales of $54.7 million, a decrease of 6.9% compared to sales of $58.7 million reported in the comparable fiscal 1997 quarter. The $4.0 million sales decline in the 1998 first quarter was due to discontinued and closed operations in fiscal 1997. During the first half of fiscal 1997, the Company discontinued its subsidiary's fashion photography business and PCA's pilot pet portrait operations, and closed 401 underperforming discount store portrait studios. These operations represented sales of approximately $8.0 million in the fiscal 1997 first quarter. Excluding sales from these discontinued or closed operations in the fiscal 1997 first quarter, sales for PCA's 1998 first quarter increased $4.0 million or 7.8 percent. The $4.0 million sales increase for the 1998 first quarter is due principally to improved sales averages in Wal-Mart studios which benefited from the conversion to PCA's digital imaging technology. Portrait studio sales through discount retailers represented $52.9 million or 96.7% of total sales for the fiscal 1998 first quarter. At May 3, 1998, the Company operated 2,034 portrait studios in discount stores. During the quarter, the Company opened 12 portrait studios and closed 53 studios, resulting in a net reduction of 41 studios from the year-end studio count of 2,075.

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                                     Three Months Ended
                                                ---------------------------
                                                MAY 3, 1998     May 4, 1997
                                                -----------     -----------
           Sales..............................    100.0%          100.0%
           Costs and expenses.................     95.1            94.8
                                                -------         -------
           Income from operations.............      4.9             5.2
           Interest expense...................      2.3             2.8
                                                -------         -------
           Income before income taxes.........      2.6             2.4
           Income tax provision...............      1.2             1.3
                                                =======         =======
           Net income.........................      1.4%            1.1%
                                                =======         =======

         Total costs and expenses as a percentage of sales increased to 95.1% in the 1998 first quarter from 94.8% in the first quarter of fiscal 1997. The 1998 quarter includes costs and expenses of $0.6 million or 1.1% of sales related to the execution of the merger agreement with Jupiter (noted above). Advertising and promotional expenses as a percentage of sales decreased to 6.2% for the fiscal 1998 first quarter from 7.4% in the fiscal 1997 first quarter, reflecting a less promotional environment in the discount retail segment. Cost of photographic sales decreased to 35.4% of sales from 37.1% of sales in the year-ago quarter principally due to cost savings resulting from the completion of the American Studios, Inc. ("ASI") integration and the conversion of approximately 600 ASI studios in Wal-Mart to PCA's integrated digital technology system which lowered production costs per customer. Store commissions and selling expense as a percentage of sales increased to 34.4% in the 1998 first quarter versus 32.2% in the 1997 first quarter principally due to increased labor expense required to operate more traveling studio promotions and staffing requirements for additional seven-day studios. General and administrative expenses increased as a percentage of sales to 18.1% compared to 17.3% of sales in the fiscal 1997 quarter due to merger costs of $0.6 million.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Charlotte and State of North Carolina on the 7th day of July 1998.


                                         PCA INTERNATIONAL, INC.
                                         ------------------------------
                                         (Registrant)



Date:  July 7, 1998                      /s/ John Grosso
                                         ------------------------------
                                         John Grosso
                                         President
                                         (Principal Executive Officer)



Date:  July 7, 1998                      /s/ Bruce A. Fisher
                                         ------------------------------
                                         Bruce A. Fisher
                                         Senior Vice President
                                         (Principal Accounting Officer)