Form 10-Q
period 1998-08-02
PCA INTERNATIONAL INC
filed 1998-09-16
CIK 76791

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED AUGUST 2, 1998


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

                               YES X        NO
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



  COMMON STOCK, $0.20 PAR VALUE                            2,357,052
---------------------------------             ----------------------------------
              CLASS                            OUTSTANDING AT SEPTEMBER 1, 1998

================================================================================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION:                                                   PAGE NO.
                                                                                           --------
ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets - August 2, 1998 and
                    February 1, 1998.....................................................      1


                  Consolidated Statements of Income - Three Months and Six
                    Months Ended August 2, 1998 and August 3, 1997.......................      2


                  Consolidated Statement of Changes in Shareholders' Equity - Six
                    Months Ended August 2, 1998..........................................      3


                  Consolidated Statements of Cash Flows - Six Months Ended
                    August 2, 1998 and August 3, 1997....................................      4


                  Condensed Notes to Consolidated Financial Statements...................      5


ITEM 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................     5-9



PART II.          OTHER INFORMATION:

ITEM 1.           Legal Proceedings......................................................      9

ITEM 4.           Submission of Matters to Vote of Security Holders......................      9

ITEM 5.           Other Information......................................................      9

ITEM 6.           Exhibits and Reports on Form 8-K.......................................      10

SIGNATURES        .......................................................................      10

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                      UNAUDITED
-----------------------------------------------------------------------------------------------------
                                                                      AUGUST 2,          February 1,
ASSETS                                                                   1998                1998
-----------------------------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents .................................      $   1,290,835       $  12,289,761
   Accounts receivable (net of allowance for
     doubtful accounts of $1,453,764 and $1,315,666)
       Due from licensor stores and customers ................          6,641,387           6,740,560
       Other, including employee advances ....................          1,360,780             763,925
   Inventories ...............................................          7,879,871          10,078,719
   Deferred income taxes .....................................          4,964,732           5,827,324
   Prepaid expenses ..........................................          1,032,596           1,043,708
                                                                    -------------       -------------

       TOTAL CURRENT ASSETS ..................................         23,170,201          36,743,997
                                                                    -------------       -------------

PROPERTY:
   Land and improvements .....................................          2,305,293           2,305,293
   Building and improvements .................................         12,157,400          12,148,732
   Photographic and sales equipment ..........................         59,210,285          57,713,911
   Photographic finishing equipment ..........................         15,607,775          15,599,525
   Furniture and equipment ...................................         14,211,074          13,872,058
   Transportation equipment ..................................            294,920             292,593
   Leasehold improvements ....................................         16,293,108          16,050,719
   Construction in progress ..................................          2,861,315           1,429,621
                                                                    -------------       -------------
       Total Property ........................................        122,941,170         119,412,452
   Less: Accumulated depreciation and
     amortization ............................................         69,793,681          64,488,965
                                                                    -------------       -------------
       PROPERTY, NET .........................................         53,147,489          54,923,487
                                                                    -------------       -------------

INTANGIBLE ASSETS ............................................         58,685,551          59,733,731

OTHER ASSETS .................................................          1,371,905           1,899,611
                                                                    -------------       -------------

TOTAL ASSETS .................................................      $ 136,375,146       $ 153,300,826
                                                                    =============       =============


                                                                      UNAUDITED
-----------------------------------------------------------------------------------------------------
                                                                      AUGUST 2,          February 1,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1998                1998
-----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings .....................................      $   4,000,000       $          --
   Current portion of long-term debt .........................          7,411,765           8,750,000
   Accounts payable-trade ....................................         21,698,689          25,915,285
   Accrued insurance .........................................          4,571,244           4,085,191
   Accrued income taxes ......................................            160,435           1,188,859
   Accrued compensation ......................................          4,031,590           6,474,414
   Other accrued liabilities .................................          9,808,354          10,664,577
                                                                    -------------       -------------

       TOTAL CURRENT LIABILITIES .............................         51,682,077          57,078,326
                                                                    -------------       -------------

LONG-TERM DEBT ...............................................         33,483,847          42,063,857
                                                                    -------------       -------------

DEFERRED INCOME TAXES ........................................            107,019           1,738,255
                                                                    -------------       -------------

OTHER LIABILITIES ............................................          7,517,957           7,730,964
                                                                    -------------       -------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $10.00 par value (authorized--
     2,000,000 shares; outstanding--none) ....................                 --                  --
   Common Stock, $0.20 par value (authorized--
     20,000,000 shares; issued--7,947,879 shares and
     7,901,579 shares) .......................................          1,589,576           1,580,316
   Additional paid-in capital ................................         10,707,615           9,995,238
   Retained earnings .........................................         31,684,415          33,423,465
   Cumulative foreign currency translation
      adjustments ............................................           (397,360)           (309,595)
                                                                    -------------       -------------

       TOTAL SHAREHOLDERS' EQUITY ............................         43,584,246          44,689,424
                                                                    -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................      $ 136,375,146       $ 153,300,826
                                                                    =============       =============


See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                      Six Months Ended
                                                    ---------------------------------       ---------------------------------
                                                      AUGUST 2,           August 3,           AUGUST 2,           August 3,
                                                         1998                1997                1998                1997
                                                    -------------       -------------       -------------       -------------
SALES ........................................      $  44,968,305       $  47,136,830       $  99,630,230       $ 105,828,639
                                                    -------------       -------------       -------------       -------------

COSTS AND EXPENSES:
   Advertising and promotional costs .........          2,910,972           3,662,180           6,303,721           7,976,080
   Costs of photographic sales ...............         18,191,608          18,700,959          37,552,961          40,495,617
   Store commissions and selling costs .......         16,961,249          17,396,766          35,784,024          36,289,128
   General and administrative expenses .......          8,437,626           8,590,881          18,358,663          18,767,293
   Amortization of intangibles ...............            506,802             508,837           1,014,220             964,575
                                                    -------------       -------------       -------------       -------------
     Total costs and expenses ................         47,008,257          48,859,623          99,013,589         104,492,693
                                                    -------------       -------------       -------------       -------------

INCOME (LOSS) FROM OPERATIONS ................         (2,039,952)         (1,722,793)            616,641           1,335,946

   Interest expense, net .....................          1,144,638           1,651,113           2,364,347           3,270,496
                                                    -------------       -------------       -------------       -------------

LOSS BEFORE INCOME TAXES .....................         (3,184,590)         (3,373,906)         (1,747,706)         (1,934,550)

INCOME TAX BENEFIT ...........................         (1,222,272)         (1,734,286)           (563,461)           (938,256)
                                                    -------------       -------------       -------------       -------------

NET LOSS .....................................      $  (1,962,318)      $  (1,639,620)      $  (1,184,245)      $    (996,294)
                                                    =============       =============       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

   Basic .....................................          7,947,879           7,761,749           7,939,818           7,696,476
                                                    =============       =============       =============       =============
   Diluted ...................................          8,444,629           8,172,381           8,408,857           8,052,619
                                                    =============       =============       =============       =============

BASIC AND DILUTED LOSS PER COMMON SHARE:

   Net Loss ..................................      $       (0.25)      $       (0.21)      $       (0.15)      $       (0.13)
                                                    =============       =============       =============       =============

CASH DIVIDENDS PER COMMON SHARE ..............      $          --       $        0.07       $        0.07       $        0.07
                                                    =============       =============       =============       =============





See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED AUGUST 2, 1998
                                   (UNAUDITED)


                                                                                                                      CUMULATIVE
                                                                                                                       FOREIGN
                                                COMMON STOCK          ADDITIONAL                                      CURRENCY
                                           -----------------------     PAID-IN      COMPREHENSIVE     RETAINED       TRANSLATION
                                             SHARES       AMOUNT       CAPITAL          INCOME        EARNINGS       ADJUSTMENT
                                           ---------    ----------   -----------    -------------   -----------      -----------
BALANCE, FEBRUARY 1, 1998:                 7,901,579    $1,580,316   $ 9,995,238                    $33,423,465       $(309,595)
   Comprehensive Income
     Net loss                                                                        $(1,184,245)    (1,184,245)
     Foreign currency translation
       adjustment                                                                        (51,781)                       (87,765)
                                                                                     -----------
     Total comprehensive loss                                                        $(1,236,026)
   Exercise of stock options                  46,300         9,260       712,377
   Dividends                                                                                           (554,805)
                                           -------------------------------------                    ---------------------------

BALANCE, AUGUST 2, 1998:                   7,947,879    $1,589,576   $10,707,615                    $31,684,415       $(397,360)
                                           =====================================                    ===========================




See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     AUGUST 2,          August 3,
                                                                       1998                1997
                                                                   ------------       ------------
OPERATING ACTIVITIES:
   Net loss .................................................      $ (1,184,245)      $   (996,294)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization ..........................         7,544,571          7,501,651
     Increase in allowance for doubtful accounts ............           139,522             92,864
     Provision for deferred income taxes ....................          (768,644)        (2,196,916)
     Loss on disposal of property ...........................           177,518              4,283
     Decrease in other liabilities ..........................          (222,596)          (431,740)
     Decrease (increase) in other noncurrent assets .........           527,706         (1,571,798)
     Changes in operating assets and liabilities:
       Increase in accounts receivable ......................          (641,690)        (2,362,055)
       Decrease in inventories ..............................         2,196,680          2,480,660
       Decrease in prepaid expenses .........................            19,941            633,615
       Decrease in accounts payable .........................        (4,212,926)        (2,021,688)
       Decrease in accrued expenses .........................        (3,822,385)        (3,163,990)
                                                                   ------------       ------------
     NET CASH USED IN OPERATING ACTIVITIES ..................          (246,548)        (2,031,408)
                                                                   ------------       ------------

INVESTING ACTIVITIES:
   Purchase of property .....................................        (5,123,685)        (6,132,155)
   Purchase of American Studios .............................                 0         (2,531,562)
   Proceeds from sale of fixed assets .......................            82,909              1,200
                                                                   ------------       ------------

   NET CASH USED IN INVESTING ACTIVITIES ....................        (5,040,776)        (8,662,517)
                                                                   ------------       ------------

FINANCING ACTIVITIES:
   (Decrease) increase in borrowings ........................        (5,918,245)         9,355,180
   Exercise of stock options ................................           721,637          2,821,265
   Cash dividends ...........................................          (554,805)          (545,323)
                                                                   ------------       ------------
   NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES ....        (5,751,413)        11,631,122
                                                                   ------------       ------------

   Effect of exchange rate changes on cash ..................            39,811            (18,500)
                                                                   ------------       ------------

    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........       (10,998,926)           918,697

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............        12,289,761          1,536,234
                                                                   ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................      $  1,290,835       $  2,454,931
                                                                   ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid ..........................................      $  2,109,108       $  5,421,900
                                                                   ============       ============
     Income taxes paid ......................................      $  1,992,997       $  2,190,462
                                                                   ============       ============


See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         With respect to the significant accounting policies of PCA International, Inc., and its subsidiaries (the "Company" or "PCA"), which are wholly-owned, reference is made to note 1 of the financial statements in the Company's Form 10-K filed for the fiscal year ended February 1, 1998. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a holding company engaged through its subsidiaries in the sale and processing of professional color portraits of children, adults, and families. As of August 2, 1998, the Company operated 2,048 portrait studios within Kmart and Wal-Mart discount stores and supercenters in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling studio business providing portrait photography services in approximately 1,400 additional domestic retail locations as well as to church congregations and other institutions.

         The Company's merger with a subsidiary of Jupiter Partners II L.P. ("Jupiter"), which was approved by shareholders on August 17, 1998, became effective on August 25, 1998 with the filing of the articles of merger with the Secretary of State of the State of North Carolina. The merger provides that the Company will continue as the surviving corporation. Under the terms of the merger agreement, the holder of each share of the common stock of PCA had the option to elect to receive $26.50 in cash ("cash merger consideration") or to make an unconditional election to retain a share of stock in the Company as the surviving corporation. Public shareholders, excluding senior management, elected to retain a continuing equity interest in the Company, consisting of 306,340 shares or 3.9% of the outstanding shares of the Company, immediately prior to the effective time of the merger. Management shareholders elected to retain 92,900 shares immediately prior to the effective time of the merger. At the effective time of the merger, 7,548,639 outstanding shares of PCA common stock were converted into a right to receive $26.50 per share in cash; the aggregate amount of cash merger consideration was approximately $200 million.

         Financing sources for the merger (collectively, "Merger Financing") were (a) an equity contribution of $51.9 million from Jupiter, (b) $150 million in senior secured debt facilities pursuant to a bank credit facility led by NationsBank, N.A., and (c) $100 million in senior subordinated debt initially through the issuance of bridge loans from NationsBridge, L.L.C. and The Chase Manhattan Bank. The Merger Financing was used to (i) pay the cash merger consideration and to purchase other outstanding equity interests, (ii) refinance indebtedness of approximately $45.8 million, and (iii) pay fees and expenses incurred in connection with the merger.

         It is estimated that the Company will incur nonrecurring charges in excess of $26.0 million in its fiscal 1998 third quarter, the quarter in which the merger was consummated. These nonrecurring charges consist of a cash payment upon the cancellation of stock options of approximately $18.9 million, cash payments for fees and expenses incurred in connection with the merger, a noncash charge for the rollover of options, and a noncash write-off of unamortized financing expenses related to the Company's previous credit facilities.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         On August 25, 1998, the effective date of the merger, the Company's common stock was delisted from the Nasdaq National Market. The Company's shares were listed for trading on the over-the-counter market (the OTC Bulletin Board) under the symbol "PCAI."

         On April 22, 1998, the Company and the members of its Board of Directors were sued by Harbor Finance Partners, a shareholder of the Company, to enjoin the merger between the Company and Jupiter, or in the alternative, for damages. The lawsuit was filed in the Superior Court of Mecklenburg County, North Carolina. Harbor Finance Partners has alleged that the Company and its Directors breached their fiduciary duty to the shareholders in connection with the merger. On May 26, 1998, the Company and the Directors moved to dismiss the lawsuit on the basis that Harbor Finance Partners had failed to state a claim for which relief can be granted. On August 18, 1998, Harbor Finance Partners filed an Amended Complaint that added a claim that the Proxy Statement provided to shareholders contained misleading information on their rights to dissent and appraisal under North Carolina corporation law. The defendants will move to dismiss the Amended Complaint. The Company and the Directors intend to defend the lawsuit vigorously and believe it to be without merit.

         In April 1998, the Company was notified by Kmart that the Company's license agreements for 75 Kmart studios, which generated approximately $8.0 million in revenue and approximately $1.7 million in income from operations for the fiscal year ended February 1, 1998, would be terminated in 180 days or around November 1, 1998.

SEASONALITY

         Because of the retail nature of its services and its locations in discount stores, the Company's portrait photography business is seasonal. Sales volume during the Company's second fiscal quarter is typically lower as a percent of annual sales and net income compared to other fiscal quarters. The Christmas season accounts for a high percentage of the Company's annual sales and net income, and the Company's fourth fiscal quarter (late October through late January) typically produces the largest percentage of annual sales and net income. The fourth fiscal quarters of 1997, 1996, and 1995, accounted for approximately 31.2%, 33.2%, and 32.2% of sales, respectively; and 89.4%, 32.8%, and 64.2% of net income, respectively, for those years. Fiscal 1997 fourth quarter net income as a percent of annual net income was higher than comparable historical quarters due to significant costs incurred for restructuring the Company's digital studio operations which led to operating losses in the first half of the year. The 1996 fourth quarter net income would have accounted for 69.5% of annual net income before giving effect to a $3.6 million after-tax charge for studio closure costs.

RESULTS OF OPERATIONS

         Consolidated sales for the quarter ended August 2, 1998 were $45.0 million, a decrease of 4.6% compared with $47.1 million reported in the second quarter of fiscal 1997. The $2.2 million sales decrease for the 1998 second quarter was attributable to higher sales in the 1997 second quarter from closed or discontinued operations and reorganization activities related to the integration of American Studios offset partially by increased same studio sales of 0.1% and expansion activities. The fiscal 1997 period includes approximately $5.0 million sales in aggregate from (i) PCA's discontinued pet portrait pilot operations, (ii) closed studios that were not meeting the Company's performance objectives, and (iii) an adjustment in sales recognition that impacted approximately 800 Wal-Mart studios converted to PCA's digital studio format in the fiscal 1997 second quarter. Excluding the aforementioned sales from the fiscal 1997 quarter,

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


PCA's ongoing permanent and traveling studio operations ("core sales") increased approximately $2.8 million or 6.7% for the fiscal 1998 second quarter.

         Consolidated sales for the six months ended August 2, 1998 were $99.6 million, a decrease of 5.9% compared with $105.8 million for the six months ended August 3, 1997. The $6.2 million sales decrease for the 1998 six months was attributable to higher sales in the 1997 six months from closed or discontinued operations and reorganization activities related to the integration of American Studios offset partially by increased same studio sales of 2.4% and expansion activities. The fiscal 1997 period includes approximately $14.7 million sales in aggregate from (i) PCA's discontinued pet portrait pilot operations and fashion promotion business, (ii) closed studios that were not meeting the Company's performance objectives, and (iii) an adjustment in sales recognition that impacted approximately 800 Wal-Mart studios converted to PCA's digital studio format in the fiscal 1997 second quarter. Excluding the aforementioned sales in the first half of fiscal 1997, PCA's core sales increased approximately $8.5 million or 9.3% for the first half of fiscal 1998.

         Portrait sales through discount retailers represented $43.7 million or 97.1% of consolidated sales for the fiscal 1998 second quarter. As a percent of total sales for the fiscal 1998 second quarter, U.S. portrait sales in Wal-Mart discount stores represented 61.7%, U.S. Kmart portrait sales represented 30.2%, and International sales through Wal-Mart stores represented 5.2%. For the six months ended August 2, 1998, portrait sales through discount retailers represented 96.9% of consolidated sales, or $96.5 million. As a percent of total sales for the six months of fiscal 1998, U.S. portrait sales in Wal-Mart discount stores represented 60.2%, U.S. Kmart portrait sales represented 32.1%, and International sales through Wal-Mart stores represented 4.6%.

         At August 2, 1998, the Company operated 2,048 portrait studios, 901 studios in U.S. Kmart stores, 1,017 studios in U.S. Wal-Mart stores and 130 studios internationally. This compares to 1,980 studio locations at August 3, 1997, 975 in U.S. Kmart stores, 905 in U.S. Wal-Mart stores, and 100 internationally. During the fiscal 1998 second quarter, the Company opened 23 portrait studios and closed 9 portrait studios.

         The following table presents the percent of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                          Three Months Ended                Six Months Ended
                                      --------------------------       -------------------------
                                       AUGUST 2,       August 3,       AUGUST 2,       August 3,
                                         1998            1997            1998             1997
                                      ----------       ---------       ---------       ---------
Sales.............................       100.0%          100.0%          100.0%           100.0%
Operating costs and expenses......       102.5           102.6            97.4             97.8
Merger costs......................         0.9              --             1.0               --
Amortization of intangible assets.         1.1             1.1             1.0              0.9
                                         -----           -----           -----            -----
Income (loss) from operations.....        (4.5)           (3.7)            0.6              1.3
Interest expense..................         2.6             3.5             2.4              3.1
                                         -----           -----           -----            -----
Loss before income taxes..........        (7.1)           (7.2)           (1.8)            (1.8)
Income tax benefit................        (2.7)           (3.7)           (0.6)            (0.9)
                                         =====           =====           =====            =====
Net loss..........................        (4.4)%          (3.5)%          (1.2)%           (0.9)%
                                         =====           =====           =====            =====

         For the quarter ended August 2, 1998, operating costs and expenses as a percent of sales were 102.5%, consistent with the level of costs and expenses reported in the year-ago quarter. Merger costs

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


related to the execution of the recapitalization merger with Jupiter were $0.4 million representing 0.9% of sales. For the 1998 second quarter, advertising and promotional expenses as a percent of sales decreased to 6.5% compared with 7.8% in the fiscal 1997 second quarter reflecting a less promotional environment in the discount retail segment. Costs of photographic sales as a percent of sales for the 1998 second quarter increased to 40.5% compared with 39.7% in the year-ago quarter principally due to increased labor expenses as a percent of sales. Store commissions and selling expenses as a percent of sales increased to 37.7% in the 1998 second quarter versus 36.9% in the 1997 second quarter principally due to increased labor requirements to staff more seven-day studios and rising labor costs for hourly workers. For the second quarter of fiscal 1998, general and administrative expenses rose to 18.8% of sales compared with 18.2% of sales in the year-ago period principally due to merger-related costs and expenses.

         Inclusive of the $0.4 million merger-related costs, the Company reported a loss from operations before interest expense and income tax of $2.0 million for the 1998 second quarter compared with a loss of $1.7 million in the 1997 second quarter. Net interest expense for the quarter ended August 2, 1998 was $1.1 million, down from $1.7 million reported in the year-ago quarter. The reduction in net interest expense was attributable to a lower level of borrowings during the 1998 period. See "Liquidity and Capital Resources." The income tax benefit for the second quarter of 1998 was $1.2 million compared with a benefit of $1.7 million in the fiscal 1997 second quarter. For the 1998 second quarter, the Company reported a net loss of $2.0 million compared with a net loss of $1.6 million reported in the comparable quarter one year ago.

         For the six months ended August 2, 1998, operating costs and expenses as a percent of sales were 97.4%, an improvement compared with 97.8% of sales reported in the year-ago period. Merger-related costs for the six months of 1998 were $1.0 million representing 1.0% of sales. For the first half of 1998, advertising and promotional expenses as a percent of sales decreased to 6.3% compared with 7.5% in the comparable 1997 six months reflecting a less promotional environment in the discount retail segment. Costs of photographic sales as a percent of sales for the 1998 six months decreased to 37.7% compared with 38.3% in the year-ago period principally due to increased labor expenses as a percent of sales. Store commissions and selling expenses as a percent of sales increased to 35.9% in the first half of fiscal 1998 versus 34.3% in the first half of fiscal 1997 principally due to increased labor requirements to staff more seven-day studios and rising labor costs for hourly workers. For the six months of fiscal 1998, general and administrative expenses rose to 18.4% of sales compared with 17.7% of sales in the 1997 six-month period principally due to merger-related costs and expenses.

         Inclusive of merger-related costs of $1.0 million, the Company reported income from operations before interest expense and income tax of $0.6 million for the six months ended August 2, 1998 compared with income of $1.3 million for six months ended August 3, 1997. Net interest expense for the 1998 six months was $1.7 million, down slightly from $1.9 million reported in the 1997 six-month period. The reduction in net interest expense was attributable to a lower level of borrowings during the 1998 period. The income tax benefit for the 1998 six months was $0.6 million compared with a tax benefit of $0.9 million for the fiscal 1997 six months. The Company reported a net loss of $1.2 million for the six months ended August 2, 1998, compared with a net loss of $1.0 million for the six months ended August 3, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal 1998 second quarter, the Company's principal source of working capital was cash on hand. For the quarter ended August 2, 1998, $1.6 million was consumed in operating activities compared with $1.4 million consumed in the same period one year ago. At August 2, 1998, the Company

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


had $1.3 million in cash and cash equivalents and $4.0 million in borrowings under its revolving credit facility. During the quarter, the Company decreased its borrowings by $5.0 million.

         The Company had property additions of $3.3 million in the 1998 second quarter, principally for materials used to improve the physical layout of portrait studios.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 22, 1998, the Company and the members of its Board of Directors were sued by Harbor Finance Partners, a shareholder of the Company, to enjoin the merger between the Company and Jupiter, or in the alternative, for damages. The lawsuit was filed in the Superior Court of Mecklenburg County, North Carolina. Harbor Finance Partners has alleged that the Company and its Directors breached their fiduciary duty to the shareholders in connection with the merger. On May 26, 1998, the Company and the Directors moved to dismiss the lawsuit on the basis that Harbor Finance Partners had failed to state a claim for which relief can be granted. On August 18, 1998, Harbor Finance Partners filed an Amended Complaint that added a claim that the Proxy Statement provided to shareholders contained misleading information on their rights to dissent and appraisal under North Carolina corporation law. The defendants will move to dismiss the Amended Complaint. The Company and the Directors intend to defend the lawsuit vigorously and believe it to be without merit.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a)      A Special Meeting of Shareholders was held on August 17, 1998.

         (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

         (c) At the Special Meeting of Shareholders held on August 17, 1998, the following matter was voted upon and passed. The tabulation of votes was:

         To approve and adopt the Agreement and Plan of Merger, dated as of April 20, 1998 by and between the Company and Jupiter Acquisition Corp., a subsidiary of Jupiter Partners II L.P.

            VOTES IN FAVOR        VOTES AGAINST         ABSTENTIONS
         --------------------  -------------------  -------------------
         IN PERSON   AS PROXY  IN PERSON  AS PROXY  IN PERSON  AS PROXY
         ---------  ---------  ---------  --------  ---------  --------
             0      5,556,026      0       151,759      0         2,872
         ---------  ---------  ---------  --------  ---------  --------

ITEM 5.  OTHER INFORMATION

         The foregoing discussion may contain or imply certain forward-looking statements regarding expected studio openings, future revenues, future cash flows and future performance. These statements are based on the Company's belief and assumptions, as well as information currently available to the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. In particular, new studio openings will depend on the economy generally, the operations of Kmart and Wal-Mart, the performance of the portrait studio industry generally, and of the Company, and other factors. Reference is made to the section "Cautionary Statement Concerning Forward-Looking Statements" in the Company's Current Report on Form 8-K dated July 30, 1998, which is incorporated herein by reference.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Form 8-K was filed on September 9, 1998, to report changes in control pursuant to the completion on August 25, 1998 of the merger between PCA International, Inc. and Jupiter Acquisition Corp. ("Mergerco"), a wholly-owned subsidiary of Jupiter Partners II L.P. whereby Mergerco merged with and into the Company, with the Company as the surviving corporation.

                  A Form 8-K was filed on July 30, 1998, to file selected portions of the disclosure materials prepared in connection with the recapitalization merger between PCA International, Inc. and Jupiter Acquisition Corp., a wholly-owned subsidiary of Jupiter Partners II L.P. previously reported on April 20, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PCA INTERNATIONAL, INC.
                                            ------------------------------------
                                             (Registrant)



Date: September 16, 1998                     /s/ John Grosso
                                            ------------------------------------
                                             John Grosso
                                             President
                                             (Principal Executive Officer)



Date: September 16, 1998                     /s/ Bruce A. Fisher
                                            ------------------------------------
                                             Bruce A. Fisher
                                             Senior Vice President
                                             (Principal Accounting Officer)