Form 10-Q
period 1998-11-01
PCA INTERNATIONAL INC
filed 1998-12-15
CIK 76791

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED NOVEMBER 1, 1998


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
           TRANSITION PERIOD FROM _______________ TO ________________


                         Commission File Number: 0-8550


                             PCA INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                               56-0888429
 ------------------------------           ----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                    Identification No.)



                           815 MATTHEWS-MINT HILL ROAD
                         MATTHEWS, NORTH CAROLINA 28105
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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
                                       YES  X        NO
                                           ----         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


  COMMON STOCK, $0.20 PAR VALUE                          2,357,052
------------------------------------          --------------------------------
               CLASS                          OUTSTANDING AT DECEMBER 1, 1998

===============================================================================

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                     PAGE NO.
                                                                                                     -------
PART I.              FINANCIAL INFORMATION:

ITEM 1.              FINANCIAL STATEMENTS:

                     Consolidated Balance Sheets - November 1, 1998 and
                         February 1, 1998.................................................               1


                     Consolidated Statements of Income - Three Months and Nine Months
                         Ended November 1, 1998 and November 2, 1997......................               2


                     Consolidated Statement of Changes in Shareholders' Equity - Nine
                         Months Ended November 1, 1998....................................               3


                     Consolidated Statements of Cash Flows - Nine Months Ended
                         November 1, 1998 and November 2, 1997............................               4


                     Condensed Notes to Consolidated Financial Statements.................             5-6


ITEM 2.              Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................              10




PART II.             OTHER INFORMATION:

ITEM 1.              Legal Proceedings....................................................              11

ITEM 5.              Other Information....................................................              11

ITEM 6.              Exhibits and Reports on Form 8-K.....................................              12

SIGNATURES           .....................................................................              12

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               UNAUDITED
---------------------------------------------------------------------------------------------
                                                               NOVEMBER 1,        February 1,
 ASSETS                                                          1998               1998
---------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents .........................      $  3,425,033      $ 12,289,761
     Accounts receivable (net of allowance for
         doubtful accounts of $1,792,865 and $1,315,666)
            Due from licensor stores and customers .....         8,874,555         6,740,560
            Other, including employee advances .........         2,158,254           763,925
     Inventories .......................................         5,519,430        10,078,719
     Deferred income taxes .............................         7,205,396         5,827,324
     Prepaid expenses ..................................         1,597,562         1,043,708
                                                              ------------      ------------

            TOTAL CURRENT ASSETS .......................        28,780,230        36,743,997
                                                              ------------      ------------

PROPERTY:
     Land and improvement...............................         2,305,293         2,305,293
     Building and improvements .........................        12,175,220        12,148,732
     Photographic and sales equipment ..................        60,091,276        57,713,911
     Photographic finishing equipment ..................        15,647,619        15,599,525
     Furniture and equipment ...........................        14,884,572        13,872,058
     Transportation equipment ..........................           294,920           292,593
     Leasehold improvements ............................        16,417,684        16,050,719
     Construction in progress ..........................         2,648,446         1,429,621
                                                              ------------      ------------
            Total Property .............................       124,465,030       119,412,452
     Less:  Accumulated depreciation and
         amortization ..................................        71,836,695        64,488,965
                                                              ------------      ------------
            PROPERTY, NET ..............................        52,628,335        54,923,487
                                                              ------------      ------------

  INTANGIBLE ASSETS ....................................        58,161,810        59,733,731

  OTHER ASSETS .........................................        13,105,989         1,899,611
                                                              ------------      ------------

  TOTAL ASSETS .........................................      $152,676,364      $153,300,826
                                                              ============      ============

                                                              UNAUDITED
----------------------------------------------------------------------------------------------
                                                              NOVEMBER 1,         February 1,
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                  1998                 1998
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings ..............................     $   6,800,000       $          --
   Current portion of long-term debt ..................         5,000,000           8,750,000
   Accounts payable-trade .............................        17,163,487          25,915,285
   Accrued insurance ..................................         4,650,234           4,085,191
   Accrued income taxes ...............................           158,823           1,188,859
   Accrued compensation ...............................         4,159,986           6,474,414
   Other accrued liabilities ..........................        11,563,532          10,664,577
                                                             -------------       -------------

          TOTAL CURRENT LIABILITIES ...................        49,496,062          57,078,326
                                                             -------------       -------------

 LONG-TERM DEBT ......................................        220,158,293          42,063,857
                                                            -------------       -------------

 DEFERRED INCOME TAXES ...............................                 --           1,738,255
                                                            -------------       -------------

 OTHER LIABILITIES ...................................          6,823,466           7,730,964
                                                            -------------       -------------

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $10.00 par value (authorized--
       2,000,000 shares; outstanding--none) ..........                 --                  --
   Common Stock, $0.20 par value (authorized--
       20,000,000 shares; issued--2,357,052 shares and
       7,901,579 shares) .............................            471,410           1,580,316
   Additional paid-in capital ........................                 --           9,995,238
   Retained earnings (deficit) .......................       (123,865,042)         33,423,465
   Cumulative foreign currency translation
        adjustments ..................................           (407,825)           (309,595)
                                                            -------------       -------------

         TOTAL SHAREHOLDERS' EQUITY ..................       (123,801,457)         44,689,424
                                                            -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........      $ 152,676,364       $ 153,300,826
                                                            =============       =============


See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended                      Nine Months Ended
                                                   -------------------------------        --------------------------------
                                                    NOVEMBER 1,        November 2,         NOVEMBER 1,         November 2,
                                                       1998               1997                1998                1997
                                                   ------------        -----------        ------------        ------------

SALES ......................................       $ 56,401,636        $61,235,465        $156,031,866        $167,064,104
                                                   ------------        -----------        ------------        ------------

COSTS AND EXPENSES:
      Advertising and promotional costs ....          4,689,111          5,218,214          10,992,832          13,194,294
      Costs of photographic sales ..........         20,925,585         21,411,971          58,478,546          61,907,588
      Store commissions and selling costs...         18,999,557         20,309,908          54,783,581          56,599,036
      General and administrative expenses...          7,488,198          8,409,817          24,834,963          27,177,110
      Merger related costs and expenses ....         24,877,533                 --          25,889,431                  --
      Amortization of intangibles ..........            505,665            482,477           1,519,885           1,447,052
                                                   ------------        -----------        ------------        ------------
          Total costs and expenses .........         77,485,649         55,832,387         176,499,238         160,325,080
                                                   ------------        -----------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS ..............        (21,084,013)         5,403,078         (20,467,372)          6,739,024

      Interest expense, net ................          5,974,759          1,719,380           8,339,106           4,989,876
                                                   ------------        -----------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES ..........        (27,058,772)         3,683,698         (28,806,478)          1,749,148

INCOME TAX (BENEFIT) PROVISION .............         (6,839,804)         1,763,854          (7,403,265)            825,598
                                                   ------------        -----------        ------------        ------------

NET (LOSS) INCOME ..........................       $(20,218,968)       $ 1,919,844        $(21,403,213)       $    923,550
                                                   ============        ===========        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

      Basic ................................          3,770,118          8,659,875           6,549,917           8,413,323
                                                   ============        ===========        ============        ============
      Diluted ..............................          3,827,290          8,702,670           6,889,667           8,641,240
                                                   ============        ===========        ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

      Net Income (Loss) ....................       $      (5.36)       $      0.22        $      (3.27)       $       0.11
                                                   ============        ===========        ============        ============

CASH DIVIDENDS PER COMMON SHARE ............       $         --        $      0.07        $       0.07        $       0.14
                                                   ============        ===========        ============        ============




See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS; EQUITY

                   FOR THE NINE MONTHS ENDED NOVEMBER 1, 1998

                                  (UNAUDITED)




                                                                                                                        CUMULATIVE
                                                                                                                         FOREIGN
                                             COMMON STOCK           ADDITIONAL                           RETAINED        CURRENCY
                                     -------------------------        PAID-IN        COMPREHENSIVE       EARNINGS/      TRANSLATION
                                        SHARES         AMOUNT         CAPITAL            INCOME         (DEFICITS)       ADJUSTMENT
                                     -----------   -----------     ------------      -------------     ------------     -----------
BALANCE, FEBRUARY 1, 1998:             7,901,579    $ 1,580,316    $  9,995,238                          $ 33,423,465   $ (309,595)
  Comprehensive Income
    Net loss                                                                         $(21,403,213)        (21,403,213)
    Foreign currency translation
      adjustment                                                                          (58,165)                         (98,230)
                                                                                     ------------
    Total comprehensive loss                                                         $(21,461,378)
  Exercise of stock options               46,300          9,260         712,377
  Shares issued                        1,957,812        391,562      51,490,456
  Shares acquired                     (7,548,639)    (1,509,728)    (63,198,716)                         (135,330,489)
  Cancellation of warrents                                           (1,537,500)
  Compensatory stock options                                          2,538,145
  Dividends                                                                                                  (554,805)
                                  ---------------------------------------------                         --------------------------
BALANCE, NOVEMBER 1, 1998:             2,357,052    $   471,410    $         --                        $ (123,865,042)  $ (407,825)
                                  =============================================                        ===========================

See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 For the Nine Months Ended
                                                                                            ----------------------------------
                                                                                               NOVEMBER 1,         November 2,
                                                                                                 1998                 1997
                                                                                            -------------       --------------
OPERATING ACTIVITIES:
      Net (loss) income ...............................................................     $ (21,403,213)      $    923,550
      Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
           Depreciation and amortization ..............................................        11,277,686         11,256,532
           Increase in allowance for doubtful accounts ................................           479,601            745,067
           Deferred income taxes ......................................................        (7,612,308)          (922,359)
           Loss on disposal of property ...............................................           324,822          1,636,368
           Compensatory stock option expense ..........................................         2,538,145                 --
           Decrease in other liabilities...............................................          (917,087)          (656,767)
           (Increase) decrease in other noncurrent assets .............................         2,051,120         (1,195,669)
           Changes in operating assets and liabilities:
               Increase in accounts receivable ........................................        (4,017,824)        (5,215,226)
               Decrease in inventories.................................................         4,555,111          2,965,303
               (Increase) decrease in prepaid expenses.................................          (544,135)           239,855
               Increase (decrease) in accounts payable ................................        (8,743,696)         1,707,858
               Decrease in accrued expenses............................................        (1,846,410)        (2,866,905)
                                                                                            -------------       ------------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .............................       (23,858,188)         8,617,607
                                                                                            -------------       ------------

INVESTING ACTIVITIES:
      Purchase of property ............................................................        (8,564,955)       (11,074,008)
      Proceeds from sale of fixed assets...............................................           609,994              1,200
      Purchase of American Studios.....................................................                --         (2,526,814)
                                                                                            -------------       ------------
      NET CASH USED IN INVESTING ACTIVITIES............................................        (7,954,961)       (13,599,622)
                                                                                            -------------       ------------

FINANCING ACTIVITIES:
      Increase in borrowings, net of financing costs...................................       172,386,690          4,897,155
      Exercise of stock options .......................................................           721,637          3,610,507
      Shares acquired .................................................................      (200,038,933)                --
      Shares issued ...................................................................        51,882,018                 --
      Cancellation of warrants ........................................................        (1,537,500)                --
      Cash dividends ..................................................................          (554,805)        (1,095,043)
                                                                                            -------------       ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .......................................        22,859,107          7,412,619
                                                                                            -------------       ------------

      Effect of exchange rate changes on cash .........................................            89,314            (30,065)
                                                                                            -------------       ------------

      (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................         (8,864,728)         2,400,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................        12,289,761          1,536,234
                                                                                            -------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................     $   3,425,033       $  3,936,773
                                                                                            =============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

           Interest paid ..............................................................     $   8,710,221       $  6,678,863
                                                                                            =============       ============
           Income taxes paid ..........................................................     $   1,997,615       $  2,378,313
                                                                                            =============       ============


See Condensed Notes to Consolidated Financial Statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2.  DEBT

         The Company signed a credit agreement with NationsBank, N.A., as Agent, on August 25, 1998 for $150 million in senior secured debt financing ("Credit Facility"). The Credit Facility includes a $35 million five-year term loan ("Tranche A"), a $90 million seven-year term loan ("Tranche B") and a $25 million five-year revolving line of credit ("Revolving Credit Facility"). The term loans shall be repaid in quarterly installments which increase on an annual basis from an aggregate of $5.0 million in the first year to an aggregate of $31.9 million in the seventh year. Interest rates under the Credit Facility are based on LIBOR (or a bank base rate, as selected by the Company) with an applicable margin that may adjust after the first year based upon the Company's ratio of debt to EBITDA. The Revolving Credit Facility and the Tranche A term loan bear interest at a rate equal to LIBOR plus 2.25% and the Tranche B term loan bears interest at a rate equal to LIBOR plus 2.75%. The Credit Facility is secured by substantially all of the assets of the Company, including 100% of the outstanding capital stock of all domestic subsidiaries. The terms of the Credit Facility prohibit the payment of dividends by the Company.

         The Company received initial financing on August 25, 1998 under a $100 million senior subordinated credit facility arranged by NationsBanc Montgomery Securities LLC ("Initial Loans"). The Initial Loans mature on August 25, 1999. If, at such maturity date, any Initial Loan has not been repaid in full, subject to certain conditions, such loan will be automatically converted into a term loan maturing seven years after the date of such conversion. The interest rate accruing on the Initial Loans is based on LIBOR plus 4.25% increasing in increments up to a specified maximum rate.

DEBT SUMMARY

         Short-term: At November 1, 1998 the Company had $6.8 million in short-term borrowings, $5.0 million of L.O.C.'s, and approximately $13.2 million available under its revolving credit facility.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

         Long-term: The Company's long-term debt at November 1, 1998 is summarized as follows ($000):


                                                                        NOVEMBER 1
                                                                           1998
                                                                       -----------
         Senior Term Loan
                  Tranche A due 2003...............................    $   35,000
         Senior Term Loan
                  Tranche B due 2005...............................    $   90,000
         Senior Subordinated Debt..................................    $  100,000
         Capital Leases............................................    $      158
                                                                       ----------
                  Total Debt.......................................    $  225,158

         Less current portion of long-term debt....................    $    5,000
                                                                       ----------
                  Net Debt.........................................    $  220,158


       Aggregate debt maturities for the next five years are as follows
($000):

  1999...............................................             $     5,000
  2000...............................................             $     6,431
  2001...............................................             $     8,435
  2002...............................................             $    11,292
  2003...............................................             $    19,625
  Thereafter.........................................             $   174,375
                                                                  -----------
         Total.......................................             $   225,158

NOTE 3.  EQUITY

         The merger with and between PCA International and a subsidiary of Jupiter Partners II L.P. closed on August 25, 1998. Following the merger, the Company was recapitalized with $62.5 million in equity. Jupiter contributed $51.9 million, or 83.1% of the outstanding equity of the Company, and the management team rolled over equity of $2.5 million or 3.9% of the outstanding equity of the Company. Public shareholders rolled over equity of $8.1 million or 13.0% of the outstanding equity of the Company. Subsequently, the Company issued management new options to purchase common stock representing up to an additional 11% of equity on a fully-diluted basis. The new options will vest over time or upon the achievement of certain performance targets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a holding company engaged through its subsidiaries in the sale and processing of professional color portraits of children, adults, and families. As of November 1, 1998, the Company operated 2,026 portrait studios within Kmart and Wal-Mart discount stores

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


and supercenters. The Company's studios are located in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling studio business providing portrait photography services in approximately 1,400 additional domestic retail locations as well as to church congregations and other institutions.

         The Company's merger with a subsidiary of Jupiter Partners II L.P. ("Jupiter") was approved by shareholders on August 17, 1998 and became effective on August 25, 1998. Financing sources for the merger (collectively, "Merger Financing") were (a) an equity contribution of $51.9 million from Jupiter, (b) $150 million in senior secured debt pursuant to a bank credit facility led by NationsBank, N.A., and (c) $100 million in senior subordinated debt initially through the issuance of bridge loans from NationsBridge, L.L.C. and The Chase Manhattan Bank. The Merger Financing was used to (i) pay the cash merger consideration and to purchase other outstanding equity interests, (ii) refinance indebtedness of approximately $45.8 million, and (iii) pay fees and expenses incurred in connection with the merger.

         The Company reported merger-related charges totaling $26.3 million in its fiscal 1998 third quarter. These merger-related charges comprise nonrecurring charges of $24.9 million and a noncash write-off of unamortized financing expenses related to the Company's previous credit facilities of $1.4 million. The principal components of the nonrecurring charges were a cash payment upon the cancellation of stock options of approximately $18.9 million, cash payments for fees and expenses incurred in connection with the merger, and a noncash charge for the rollover of options.

         On August 25, 1998, the effective date of the merger, the Company's common stock was delisted from the Nasdaq National Market. The Company's shares were listed for trading on the over-the-counter market (the OTC Bulletin Board) under the symbol "PCAI."


         For the quarter ended November 1, 1998, the Company closed 84 portrait studios located within Kmart stores, 75 of which were closed in compliance with a termination agreement previously reported. The Company was notified by Kmart in November 1998 that it would close an additional 135 studios in which PCA is currently operating. Under the terms of the licensing agreement between Kmart and PCA, PCA is required to exit these 135 studios within six months of notification or around May 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS

         Consolidated sales for the three months ended November 1, 1998 were $56.4 million, a decrease of 7.9% compared with $61.2 million reported in the three months ended November 2, 1997. The $4.8 million sales decline was due to weaker than expected same studio sales caused by a decline in customer traffic, partially offset by higher average sales. Consolidated sales for the nine months ended November 1, 1998 were $156.0 million, a decrease of 6.6% compared with $167.1 million for the nine months ended November 2, 1997. The fiscal 1997 period includes approximately $14.7 million sales in aggregate from closed or discontinued operations and reorganization activities related to the integration of American Studios. Excluding these non-core sales, PCA's core sales for the 1998 nine months increased approximately 2.4% over the 1997 nine months.

         At November 1, 1998 , the Company operated 2,026 portrait studios. This compares to 2,069 studio locations at November 2, 1997. During the fiscal 1998 third quarter, the Company opened 57 portrait studios and closed 85 portrait studios.

         The following table presents the percentage of sales represented by the following line items from the Company's statements of income for the periods indicated:

                                            Three Months Ended                   Nine Months Ended
                                      --------------------------------    ---------------------------------
                                       NOVEMBER 1,       November 2,      NOVEMBER 1,        November 2,
                                          1998              1997              1998              1997
                                      --------------    --------------    --------------    ---------------

Sales.............................          100.0%            100.0%            100.0%            100.0%
Operating costs and expenses......           92.4              90.4              95.5              95.1
Merger costs......................           44.1               0.0              16.6               0.0
Amortization of intangible assets.            0.9               0.8               1.0               0.8
                                         --------          --------          --------          --------
Income (loss) from operations.....          (37.4)              8.8             (13.1)              4.1
Interest expense..................           10.6               2.8               5.3               3.0
                                         --------          --------          --------          --------
Income (loss) before income
  taxes...........................          (48.0)              6.0             (18.4)              1.1

Income tax (benefit) provision....          (12.2)              2.9              (4.7)              0.5
                                         ========          ========          ========          ========
Net (loss) income.................          (35.8%)             3.1%            (13.7%)             0.6%
                                         ========          ========          ========          ========

         For the quarter ended November 1, 1998, operating costs and expenses as a percentage of sales increased to 92.4% compared with 90.4% reported in the year-ago quarter. The increase was due principally to lower sales per studio and rising labor costs. Merger costs related to the execution of the recapitalization merger with Jupiter were $24.9 million representing 44.1% of sales. Amortization of intangible assets related to the acquisition of American Studios in February 1997 was $0.5 million or 0.9% of sales. Excluding $24.9 million of merger-related costs, the Company generated $3.8 million in income from operations or 6.7% of sales. Inclusive of the $24.9 million merger-related costs, the Company reported a loss from operations before interest expense and income tax of $21.1 million for the 1998 third quarter compared with income of $5.4 million in the 1997 third quarter. Net interest expense for the quarter ended November 1, 1998 was $6.0 million versus $1.7 million reported in the year-ago quarter. The increase in net interest expense was attributable to an increase in the level of borrowings during the 1998 period and a $1.4 million noncash write-off of unamortized financing expenses related to the Company's previous credit facility. The income tax benefit for the third quarter of 1998 was $6.8 million compared with a tax provision of $1.8 million for the fiscal 1997 third quarter. The Company reported a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


net loss of $20.2 million for the fiscal 1998 third quarter compared with net income of $1.9 million for the comparable quarter one year ago.

         For the nine months ended November 1, 1998, operating costs and expenses as a percentage of sales were 95.5% compared with 95.1% of sales reported in the year-ago period. The increase was due principally to lower sales per studio and rising labor costs. Merger-related costs for the nine-month period were $25.9 million representing 16.6% of sales. Amortization of intangible assets related to the acquisition of American Studios in February 1997 was $1.5 million or 1.0% of sales for the nine-month period of 1998. Excluding $25.9 million of merger-related costs, the Company generated $5.4 million in income from operations or 3.5% of sales for the nine months ended November 1, 1998. Inclusive of merger-related costs, the Company reported a loss from operations before interest expense and income tax of $20.5 million for the nine months ended November 1, 1998 compared with income of $6.7 million for the nine months ended November 2, 1997. Net interest expense for the 1998 nine months was $8.3 million versus $5.0 million reported in the 1997 nine-month period. The increase in net interest expense was attributable to $1.4 million in interest charges related to the recapitalization merger and an increase in the level of borrowings during the 1998 period. The income tax benefit for the 1998 nine months was $7.4 million compared with a tax provision of $0.8 million for the fiscal 1997 nine months. The Company reported a net loss of $21.4 million for the nine months ended November 1, 1998 compared with net income of $0.9 million for the nine months ended November 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net loss for the nine months ended November 1, 1998 was $21.4 million, which includes deferred income taxes of $7.6 million and compensatory stock option expense of $2.5 million. The Company experienced negative cash flows from operating activities of $23.9 million for the period ended November 1998, due principally to the Company's recapitalization merger with Jupiter described in the Overview. With the consummation of the merger, operating cash flows were negatively affected by a reduction in net income principally due to merger-related expenses totaling $27.4 million for the nine months. Excluding the merger and financing related items, operating activities provided cash of $2.5 million for the period. Additionally, cash flows were impacted by a reduction in accounts payable partially offset by a slight decrease in inventories.

         The Company had capital expenditures of $3.4 million in the 1998 third quarter, principally for new studios and materials used to improve the physical layout of portrait studios.

         During the fiscal 1998 third quarter, the Company's principal sources of working capital were cash on hand and borrowings under its revolving credit facility. Sources of merger financing included: (a) an equity contribution of $51.9 million from Jupiter, (b) $150 million in senior secured debt pursuant to a bank credit facility led by NationsBank, N.A., and (c) $100 million in senior subordinated debt initially through the issuance of bridge loans from NationsBridge, L.L.C. and The Chase Manhattan Bank. These debt facilities are secured by substantially all of the assets of the Company and its direct and indirect domestic subsidiaries, subject to certain limitations with respect to foreign subsidiaries, and contain customary covenants and events of default, including substantial restrictions on the Company's ability to declare dividends or distributions. The Merger Financing was used to (i) pay the cash merger consideration and to purchase other outstanding equity interests, (ii) refinance indebtedness of approximately $45.8 million, and (iii) pay fees and expenses incurred in connection with the merger. At November 1, 1998, the Company had $3.4 million in cash and cash equivalents, $5.0 million of L.O.C.'s, and $6.8 million in short-term borrowings with $13.2 million available under

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


its revolving credit facility. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its credit facilities, will be adequate to meet the Company's liquidity needs in the near term.

YEAR 2000

         The Company has been evaluating and adjusting all date-sensitive systems and equipment for compliance with the Year 2000. The Company upgraded its mainframe computer hardware in November 1997 to a version that will be vendor supported into the new millennium. During the first quarter of fiscal 1998, the Company completed the assessment phase of the Year 2000 project including information technology, such as point-of-sale computer systems, as well as non-information technology equipment such as film processing, printers and portrait processing equipment. The Company initiated plans to correct programming code in existing computer software applications. Over 65% of the required coding conversions on information technology has occurred to date. The Company anticipates completing all known remaining coding conversions by the first quarter of 1999. Testing of individual program modifications began in March 1998 with the integrated systems testing scheduled to begin in February 1999. Testing will continue for all existing systems and enhancements to ensure readiness. In addition, communications are ongoing with other companies with which our systems interface or our business relies on to determine the extent to which those companies are addressing their Year 2000 compliance.

         The Company is using both internal and external resources to reprogram and/or modify Company-developed applications, install up-to-date releases of purchased systems, and test all systems for the Year 2000 compliance. The Company has not deferred any information technology projects to address the Year 2000 issue.

         The total estimated cost of the conversion is between $1.0 million and $1.2 million, which is being expensed as incurred, or capitalized if appropriate. The vast majority of the cost is related to reprogramming or replacement software, the remainder is related to acquisition of hardware. Through the end of the third quarter, the Company has expensed $0.5 million. All of these costs are being funded through operating cash flows.

         Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with certain studio locations, inability to process transactions, inability to process portraits, or engage in similar normal business activities. To date, the Company has not established a contingency plan for possible Year 2000 issues. The Company will establish contingency plans where needed based on the results of actual testing. We anticipate contingency plans to be in place by March 30, 1999.

         The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 22, 1998, the Company and the members of its Board of Directors were sued by Harbor Finance Partners, a shareholder of the Company, to enjoin the merger between the Company and Jupiter, or in the alternative, for damages. The lawsuit was filed in the Superior Court of Mecklenburg County, North Carolina. Harbor Finance Partners has alleged that the Company and its Directors breached their fiduciary duty to the shareholders in connection with the merger. On May 26, 1998, the Company and the Directors moved to dismiss the lawsuit on the basis that Harbor Finance Partners had failed to state a claim for which relief can be granted. On August 18, 1998, Harbor Finance Partners filed an Amended Complaint that added a claim that the Proxy Statement provided to shareholders contained misleading information on their rights to dissent and appraisal under North Carolina corporation law. The defendant's motion to dismiss the Amended Complaint was denied. The Company and the Directors intend to defend the lawsuit vigorously and believe it to be without merit.

ITEM 5.  OTHER INFORMATION

         The Private Securities Litigation Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are "forward-looking statements" that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the portrait photography industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local governmental regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company after the merger Recapitalization and the impact of increases in interest rates on such indebtedness; labor disturbances; changes in the Company's capital expenditure and studio expansion plans; termination of the Company's right to do business in Kmart or Wal-Mart stores on a permanent or traveling studio basis; decreases in the number of customers or lower average sales amounts; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in such statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10(f)  Credit Agreement dated as of August 25, 1998 by and among
                       PCA International, Inc., PCA Photo Corporation of Canada,
                       Inc., PCA Specialty Retail Photo Corporation, Inc., Photo
                       Corporation of America, PCA National, Inc., American
                       Studios, Inc., the Borrowers, and NationsBank, as Agent.
                10(g)  Senior Subordinated Credit Facility dated as of August
                       25, 1998 among PCA International, Inc., PCA Photo
                       Corporation of Canada, Inc., PCA Specialty Retail Photo
                       Corporation, Inc., Photo Corporation of America, PCA
                       National, Inc., American Studios, Inc., as Borrowers, and
                       NationsBanc Montgomery Securities LLC, as Arranger and
                       NationsBridge, LLC, as Administrative Agent.
                27     Financial Data Schedule (for SEC use only).

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

                                     PCA INTERNATIONAL, INC.
                                    ------------------------------------------
                                    (Registrant)


Date:  December 15, 1998            /s/ John Grosso
                                    ------------------------------------------
                                    John Grosso
                                    President
                                    (Principal Executive Officer)


Date:  December 15, 1998            /s/ Bruce A. Fisher
                                    ------------------------------------------
                                    Bruce A. Fisher
                                    Executive Vice President
                                    (Principal Accounting Officer)