Form 10-K405
period 1999-01-31
PCA INTERNATIONAL INC
filed 1999-05-03
CIK 76791

================================================================================


                                   Form 10-K

                           -------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended January 31, 1999--Commission File Number 0-8550
   -------------------------------------------------------------------------

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
                                                                Yes  X   No
                                                                    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 31, 1999, there were 2,357,052 shares of the registrant's common stock outstanding. The shares are not actively traded on any stock exchange and; therefore, the registrant is unable to determine the aggregate market value of shares held by non-affiliates.


================================================================================

                                     PART I

ITEM 1.  BUSINESS


GENERAL DEVELOPMENT

         THE COMPANY. PCA International, Inc. ("PCA" or the "Company") is a holding company engaged through its subsidiaries in the sale and processing of professional color portraits of children, adults, and families. The Company operates 2,055 portrait studios within Kmart and Wal-Mart stores and supercenters in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling business providing portrait photography services in approximately 1,400 additional retail locations and to church congregations and other institutions.

         Executive offices and film developing and portrait processing facilities are located in Matthews, North Carolina. A second portrait processing facility and distribution center are located in Charlotte, North Carolina. The Company was organized as a North Carolina corporation in 1967 and has been in business since 1967.

         During the fiscal year ended January 31, 1999 ("Fiscal 1998"), the Company had sales of $227.1 million. The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal years ended January 31, 1999 and February 1, 1998 ("Fiscal 1997") were 52-week years. The fiscal year ended February 2, 1997 ("Fiscal 1996") was a 53-week year. The 1999 fiscal year that will end January 30, 2000 will be 52 weeks.

         RECAPITALIZATION MERGER ("MERGER"). The Company's Merger with a subsidiary of Jupiter Partners II L.P. ("Jupiter") was approved by shareholders on August 17, 1998 and became effective on August 25, 1998. Financing sources for the Merger (collectively, "Merger Financing") were (a) an equity contribution of $51.9 million from Jupiter, or 83.1% of outstanding equity of the Company, (b) $150 million in senior secured debt pursuant to a bank credit facility led by NationsBank, N.A., and (c) $100 million in senior subordinated debt through the issuance of bridge loans from Nations Bridge, L.L.C. and the Chase Manhattan Bank ("Senior Subordinated Debt"). The Merger Financing was used to (i) pay the cash merger consideration and to purchase other outstanding equity interests, (ii) refinance indebtedness of approximately $45.8 million, and (iii) pay fees and expenses incurred in connection with the Merger. For the 1998 fiscal year, the Company reported merger-related charges totaling $27.3 million, including an extraordinary loss on the extinguishment of debt of $1.4 million before income taxes.

         On August 25, 1998, the effective date of the Merger, the Company's stock was delisted from the Nasdaq National Market. The Company's shares are listed for trading on the over-the-counter market (the OTC Bulletin Board) under the symbol "PCAI." The Company's shares have not traded actively since the Merger. On February 18, 1999 the Company filed a Form 15 to deregister its common stock and suspend its duty to file periodic reports with the Securities and Exchange Commission. This Form 10-K is the last report the Company is required to file.

         ACQUISITION OF WAL-MART PORTRAITURE BUSINESSES. The Company strengthened its position in the discount retail market segment with the January 27, 1997 acquisition of American Studios, Inc. ("American Studios" or "ASI"), the portrait provider to Wal-Mart stores in the United States and Mexico. This acquisition increased by 2,300 the number of Wal-Mart locations serviced by the Company in the United States and Mexico through a combination of permanent studios and traveling promotions.

         DIGITAL STUDIO CONVERSION. During the first half of fiscal 1997, the Company redeployed underutilized digital technology and studio assets from closed locations to 856 portrait studios in Wal-Mart, previously operated by ASI. This conversion strengthened the Company's diversified distribution channel and increased by 44% the Company's base of digital studios operating in discount stores.

         DISTRIBUTION CHANNEL CHANGES IN 1998. The Company closed 145 portrait studios located within U.S. Kmart stores during the fiscal year ended January 31, 1999. Seventy-five of the studio closings were in compliance with a termination notification dated April 1998. These studios accounted for approximately $5.0 million and $12.4 million in revenues in fiscal years 1998 and 1997, respectively. In November 1998, the Company was notified by Kmart that it would close 135 additional studios in which PCA is operating. Under the terms of the licensing agreement between PCA and Kmart, PCA is required to exit these 135 studios within six months of notification or around May 1999. In February 1999, the Company was again notified by Kmart of plans to close 31 additional studios in which it is operating. PCA is required to exit these studios on or around August 1999. Revenue from the studios expected to be closed in fiscal 1999 was $14.9 million and $19.0 million in fiscal years 1998 and 1997, respectively.

         During fiscal 1998, the Company added 127 new digital studios, 108 domestically and 19 internationally, all at Wal-Mart stores. At January 31, 1999, the Company operated a total of 2,055 studios, 1,914 domestically and 141 internationally.

         CAPITAL EXPENDITURES. Capital expenditures in fiscal 1998 of $11.0 million were principally for materials and equipment for additional permanent portrait studios, for upgrading certain equipment in the Company's two lab and processing facilities, and for purchasing new computer equipment for the corporate office. Capital for the expansion and upgrading of PCA's studio and processing operations came from cash flow with supplemental funding from the credit facilities.

INDUSTRY SEGMENT AND SIGNIFICANT CUSTOMERS

         The Company operates within the professional portrait photography industry, specializing in preschool children's portraits offered through permanent studios and traveling promotions, and adult and family portraits provided through traveling promotions in churches and other institutions. For information regarding portrait sales through Kmart and Wal-Mart during the last three fiscal years, see note 1 of Notes to Consolidated Financial Statements that begin on page F-1 of this report.

U.S. PRESCHOOL PORTRAIT OPERATIONS

         The Company operates portrait studios in discount stores in all 50 states, principally servicing the preschool portrait market. PCA's U.S. portrait studio operations contributed 91.8% of the Company's sales in fiscal year 1998, 92.0% in fiscal year 1997, and 87.2% in fiscal year 1996. At the end of fiscal 1998, the Company operated 1,914 permanent portrait studios in the United States, a net decrease of 39 studios compared with the prior fiscal year. During the year, the Company added 108 new studios to its domestic studio base and closed 147 studios. The Company also services approximately 1,400 Wal-Mart stores in the United States four to seven times a year with traveling promotions.

         PCA became the exclusive portrait studio operator for Wal-Mart in fiscal 1997 with the acquisition of ASI. The Company continued its 30-year relationship with Kmart as operator of portrait studios in Kmart stores and supercenters, although the Company closed 145 Kmart locations in fiscal 1998 (See "General Development Distribution Channel Changes in 1998.") The Company seeks to maintain an advertising presence throughout the year in all geographic markets where the Company operates permanent studios by advertising under the name of its retail partners. Customers are attracted to the studio through a variety of advertising methods including in-store point-of-sale merchandising, television and newspaper advertising, and direct mail to current and prospective customers.

         The typical permanent studio occupies 250 square feet on average, consisting of a camera room, a portrait viewing and sales area, and a reception area. Generally, the permanent studio is staffed by one to three employees who perform both the photography and sales functions. Except for extended hours during certain holiday seasons, the majority of PCA's portrait studios are open from 10:00 a.m. to 7:00 p.m. either five or seven days a week.

INTERNATIONAL

         At the end of fiscal year 1998, the Company operated 141 portrait studios internationally in Wal-Mart stores, with 113 permanent studios in Canada, 26 in Mexico, and 2 in Argentina. The Company's International studios contributed 5.0%, 4.3%, and 4.4% of sales for fiscal 1998, 1997, and 1996, respectively. International expansion added 19 new studios in 1998. Since April 1996, the Company's Canadian subsidiary has operated studios under a long-term licensing agreement with Wal-Mart's Canadian subsidiary.

INSTITUTIONAL OPERATIONS

         The Company's Institutional operations accounted for 3.2%, 3.1%, and 4.7% of sales in fiscal years 1998, 1997, and 1996, respectively. The Company contracts with institutions, primarily church congregations, to photograph and sell individual and family group portraits of congregation members. The Company does not pay commissions to the hosting institutions, but provides a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the church or directly to the consumer. During fiscal 1998, the Company operated approximately 25 portable camera units each week for Institutional promotions.

DISCONTINUED BUSINESSES

         In fiscal 1998, the Company closed 145 Kmart studios. These studios accounted for sales of approximately $5.0 million in fiscal 1998 and $12.4 million in fiscal year 1997.

         In fiscal 1997, the Company discontinued ASI's fashion photography business and PCA's pilot pet portrait program and closed 401 portrait studios that were not meeting the Company's profit objectives. These closed and discontinued operations accounted for aggregate sales of approximately $14.7 million in fiscal 1997 and approximately $44.0 million in fiscal 1996.

SEASONALITY

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and operating income, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual sales and operating income. The fourth quarters of fiscal 1998, 1997, and 1996 accounted for approximately 31.3%, 31.2%, and 33.2%, respectively, of annual sales. For the fourth quarters of fiscal 1998, 1997, and 1996, operating income as a percentage of annual operating income was approximately 67.7%, 70.5%, and 33.7%, respectively. The calculation of fiscal 1998 fourth quarter operating income as a percentage of annual operating income excludes merger-related expenses. Operating income in the 1996 fourth quarter would have accounted for 68.9% of annual operating income before giving effect to a $6.0 million charge for studio closure costs. The Company's operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

COMPETITION

         The professional portrait photography industry, including both permanent and traveling studios, is highly competitive and fragmented. The companies in the industry compete on the basis of price, service, package size and technology. In addition, for larger national companies, such as PCA, which operate studios within retail hosts, the relative convenience of the retail host stores and consumer preferences for such retail hosts are important competitive factors. The market comprises several large competitors, including the Company, which operate in multiple locations, and numerous smaller entities, which operate in only one or a few locations. The Company believes that it is one of the larger portrait providers in the industry measured by annual sales and the largest operator of portrait studios in the discount retail segment through association with Kmart and Wal-Mart.


LICENSES, TRADEMARKS, AND PATENTS

         The Company is party to a license agreement with Kmart Corporation that allows the Company to operate its permanent studios in U.S. Kmart stores under the Kmart name in exchange for a commission from the Company based on a percentage of sales from the permanent studio in each store. The Company has maintained a continuous business relationship with Kmart Corporation since 1967. The license agreement expires May 9, 2001, and may be terminated by either party upon 180-days' notice. The Company assumed ASI's license agreement with Wal-Mart Stores, Inc. when it acquired American Studios on January 27, 1997. Wal-Mart may terminate or amend the license agreement at any time. The loss of the license to do business in U.S. Kmart stores or U.S. Wal-Mart stores, or the closing of a significant number of U.S. Kmart or U.S. Wal-Mart stores, could have a materially adverse effect on the Company. (See "General Development - Distribution Channel Changes in 1998.")

         On February 9, 1996, the Company's Canadian subsidiary entered into a license agreement with Wal-Mart Canada, Inc. to operate portrait studios in Wal-Mart's stores in Canada. The license agreement expires on a store-by-store basis five years after a store opens and may be terminated by either party, on a store-by-store basis, if certain minimum sales results are not achieved.

         The Company owns certain other patents, trademarks, and licenses that it does not believe are material to its business.


TECHNOLOGY:  RESEARCH AND DEVELOPMENT

         The Company has developed a proprietary digital imaging system that allows the customer to view on a high-resolution monitor a digital proof of each pose as the photographer photographs the subject. Immediately after the photography session, customers then customize their portrait purchase using a computerized sales system that enables customers to select specific poses, portrait sizes, and quantities for purchase. The customer returns to the studio approximately three weeks later to pick up the finished portraits. The Company believes the increased flexibility and choice provided to customers by the digital system have improved customer satisfaction and increased average purchases. As a byproduct of its digital technology, the Company prints only portraits purchased by the customer, eliminating waste associated with the speculative production method. Furthermore, the Company's production efficiency is enhanced through integration of its digital studio infrastructure with the Company's computerized production system. The Company believes that its integrated system is unique in the industry.

         The Company operates two film-processing facilities in North Carolina. The Company processes film from substantially all studios and Institutional promotions at its finishing laboratory in Matthews, North Carolina. Film from traveling promotions and approximately 250 digital studios is processed at a second finishing laboratory located in Charlotte, North Carolina. The finishing laboratories have adequate capacity to meet the Company's processing needs for the foreseeable future.

         The Company spent approximately $1.6 million, $1.3 million, and $1.3 million on research and development activities during the fiscal years 1998, 1997, and 1996, respectively. Research and development efforts have focused on developing and refining its digital imaging system, enhancing the Company's cameras and studio systems, and advancing the engineering and performance of the Company's computerized lab and processing facilities.

SOURCES AND AVAILABILITY OF SUPPLIES

         The Agfa Division of Bayer Corporation is the Company's primary supplier of photographic film, paper, and processing chemicals. PCA renewed its supply contract with Agfa in August 1997 after receiving competitive bids from other suppliers. PCA has not had significant difficulty obtaining its paper, film and portrait processing chemical supplies, and management considers the available alternative sources of such supplies to be adequate. Additionally, PCA has not found it necessary to carry significant amounts of inventory to ensure itself of a continuous allotment of raw materials.

         PCA builds its own cameras and has an adequate supply of cameras and camera components. The computer and video equipment used by PCA in its integrated digital imaging system consists of standard components that are readily available from multiple suppliers.

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

EMPLOYEES

         At January 31, 1999, the Company had approximately 5,600 full-time and part-time employees. The Company believes employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age             Positions and Offices
----                         ---             ---------------------
John Grosso(1)               52              President, Chief Executive Officer, and
                                             Chairman of the Board

Eric H. Jeltrup(2)           54              Executive Vice President and Chief Technical
                                             Officer

J. Robert Wren Jr.(3)        51              Executive Vice President and General Counsel

Bruce A. Fisher (4)          49              Executive Vice President and Chief Financial
                                             Officer and Secretary

R. Michael Spencer(5)        51              Senior Vice President and Treasurer

(1) Mr. Grosso has been President and Chief Executive Officer of the Company since 1987, and Chairman of the board since 1998.

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


ITEM 2.  PROPERTIES

         The Company owns three facilities in the Charlotte, North Carolina, area. One facility in Matthews, North Carolina, serves as its corporate headquarters, production facility, and warehouse. The building is approximately 166,000 square feet. The Company also owns two facilities in Charlotte, North Carolina, acquired through the ASI acquisition: a processing and administrative facility which is approximately 60,000 square feet and a distribution center which is approximately 31,400 square feet. All of these facilities are subject to liens in favor of NationsBank, N.A., as Agent for the Company's credit facilities. At January 31, 1999, the Company operated 818 permanent studios within Kmart stores and 1,237 permanent studios within Wal-Mart stores, all under license agreements. The Company owns the equipment, furniture, and fixtures in all permanent studios.

ITEM 3.  LEGAL PROCEEDINGS

         On April 22, 1998, the Company and the then members of its Board of Directors were sued by Harbor Finance Partners, a shareholder of the Company, to enjoin the Merger between the Company and Jupiter, or in the alternative, for damages. The lawsuit was filed in the Superior Court of Mecklenburg County, North Carolina. Harbor Finance Partners has alleged that the Company and its Directors breached their fiduciary duty to the shareholders in connection with the Merger. On May 26, 1998, the Company and the Directors moved to dismiss the lawsuit on the basis that Harbor Finance Partners had failed to state a claim for which relief can be granted. On August 18, 1998, Harbor Finance Partners filed an Amended Complaint that added a claim that the Proxy Statement provided to shareholders contained misleading information on their rights to dissent and appraisal under North Carolina corporation law. The defendant's move to dismiss the Amended Complaint was denied. The Company and the Directors intend to defend the lawsuit vigorously and believe it to be without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter ended January 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Following the August 25, 1998 Merger, the Company's Common Stock was delisted from The Nasdaq Stock Market(SM). The Company's shares are listed for trading on the OTC Bulletin Board under the symbol "PCAI." The Company's shares have not traded actively since the Merger. On February 18, 1999, the Company filed a Form 15 to deregister its common stock and suspend its duty to file periodic reports with the Securities and Exchange Commission.

         The Company's Common Stock traded on The Nasdaq Stock Market for the first three fiscal 1998 quarters. The following is the range of high and low trade prices for the shares of common stock during the Company's last two fiscal years, as reported on The Nasdaq Stock Market.

                                         Fiscal Year Ended                   Fiscal Year Ended
                                          January 31, 1999                   February 1, 1998
                                         -----------------                   -----------------
                                      High                Low               High             Low
                                     ------             -------            ------          ------
          1st Quarter                $26.00             $20.000            $17.25          $14.62
          2nd Quarter                $26.00             $24.500            $23.25          $15.50
          3rd Quarter                $27.75             $24.375            $25.50          $21.00
          4th Quarter                   *                  *               $25.50          $19.75

* The Company's shares are not traded actively on a stock exchange and there are no bid/ask quotes available.

         At March 31, 1999, the Company had approximately 45 shareholders of record.

         The Company paid cash dividends of $0.07 per share in the first quarter of fiscal 1998 and in each of the last three quarters in fiscal 1997. The Company's credit agreement with NationsBank, N.A., as Agent, contains covenants that restrict the Company's payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except for percentages, ratios, statistics, and per share data)

                                                                  For the Fiscal Years Ended Approximately January 31,
                                                        --------------------------------------------------------------------------
                                                           1999           1998            1997*             1996           1995
                                                        -----------    ---------       -----------       ---------       ---------
SUMMARY OF OPERATIONS:
    Sales .........................................     $ 227,100      $ 242,899       $ 156,099         $ 144,715       $ 144,881
    General and administrative expenses ...........     $  33,523      $  36,160       $  31,676(1)      $  23,782       $  22,936
    Total costs and expenses ......................     $ 236,228      $ 220,036       $ 150,783(1)      $ 131,392       $ 137,028
    Income (loss) before extraordinary items ......     $ (16,157)     $   8,735       $   2,994         $   7,617       $   4,372
    Extraordinary loss on extinguishment of debt ..     $  (1,057)     $    --         $    --           $    --         $    --
    Income (loss) from continuing operations ......     $ (17,214)     $   8,735       $   2,994(2)      $   7,617       $   4,372
    Net Income (loss) .............................     $ (17,214)     $   8,735       $   2,994(2)      $   7,617       $   4,785
    Basic earnings (loss) per common share:
       Income from operations .....................     $   (2.94)     $    1.12       $    0.40         $    1.00       $    0.54
       Extraordinary loss on extinguishment of debt     $   (0.19)     $    --         $    --           $    --         $    --
       From continuing operations .................     $   (3.13)     $    1.12       $    0.40(2)      $    1.00       $    0.54
       Net Income .................................     $   (3.13)     $    1.12       $    0.40(2)      $    1.00       $    0.59
    Diluted earnings per common share:
       Income from operations .....................     $   (2.94)     $    1.07       $    0.38         $    0.96       $    0.52
       Extraordinary loss on extinguishment of debt     $   (0.19)     $    --         $    --           $    --         $    --
       From continuing operations .................     $   (3.13)     $    1.07       $    0.38(2)      $    0.96       $    0.52
       Net Income .................................     $   (3.13)     $    1.07       $    0.38(2)      $    0.96       $    0.57
    Number of common shares:
       Basic ......................................         5,502          7,779           7,522             7,632           8,149
       Diluted ....................................         5,502          8,195           7,836             7,895           8,398
BALANCE SHEET DATA & FINANCIAL RATIOS:
    Working capital ...............................     $ (16,112)     $ (20,334)      $ (18,472)        $  (3,878)      $  (6,697)
    Current ratio .................................          0.65           0.64            0.55              0.82            0.67
    Quick ratio ...................................          0.44           0.47            0.38              0.70            0.52
    Total assets ..................................     $ 150,591      $ 153,301       $ 146,661         $  59,884       $  59,557
    Long-term debt (noncurrent portion) ...........     $ 218,589      $  42,064       $  58,680         $    --         $    --
    Ratio of long-term debt (noncurrent portion)
       to total capitalization(3) .................          2.20           0.48            0.64              --              --
    Total shareholders' equity per share(4) .......     $  (21.69)     $    5.45       $    4.29         $    3.96       $    3.93
    Return on average equity ......................            NA           22.3%            9.2%             23.7%           15.1%
STATEMENT OF CASH FLOWS DATA:
    Depreciation and amortization expense .........     $  14,858      $  15,453       $   9,498         $   8,490       $   7,136
    Capital expenditures ..........................     $  11,022      $  12,086       $  13,424         $   6,309       $  14,698
    Cash dividends per share ......................     $    0.07      $    0.21       $    0.21         $    0.28       $    0.28

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a holding company engaged through its subsidiaries in the sale and processing of professional color portraits of children, adults, and families. As of January 31, 1999, the Company operated 2,055 portrait studios within Kmart and Wal-Mart discount stores and supercenters. The Company's studios are located in the United States, Canada, Mexico, Puerto Rico, and South America. The Company also operates an extensive traveling studio business providing portrait photography services in approximately 1,400 additional domestic retail locations, as well as to church congregations and other institutions. At January 31, 1999, the Company operated 1,914 permanent studios in the United States and 141 internationally. Portrait studio sales in discount stores accounted for 96.8% of consolidated sales.

         The Company's Merger with a subsidiary of Jupiter Partners II L.P. ("Jupiter") was approved by shareholders on August 17, 1998 and became effective on August 25, 1998. Financing sources for the Merger (collectively, "Merger Financing") were (a) an equity contribution of $51.9 million from Jupiter, or 83.1% of outstanding equity of the Company, (b) $150 million in senior secured debt pursuant to a bank credit facility led by NationsBank, N.A., and (c) $100 million in senior subordinated debt. The Merger Financing was used to (i) pay the cash merger consideration and to purchase other outstanding equity interests, (ii) refinance indebtedness of approximately $45.8 million, and (iii) pay fees and expenses incurred in connection with the Merger.

         For the 1998 fiscal year, the Company reported merger-related charges totaled $27.3 million. These merger-related charges are comprised of nonrecurring charges of $25.9 million and a noncash write-off of unamortized financing expenses related to the Company's previous credit facilities of $1.4 million. The principal components of the nonrecurring charges were a cash payment upon the cancellation of stock options of approximately $18.9 million, cash payments for fees and expenses incurred in connection with the Merger, and a noncash charge for the rollover of options.

         During fiscal 1998, the Company closed 145 portrait studios located within Kmart stores. The Company was notified by Kmart in November 1998 that it would close 135 additional studios in which PCA is currently operating. These studios accounted for approximately $5.0 million and $12.4 million of revenue in fiscal years 1998 and 1997, respectively. Under the terms of the license agreement between Kmart and PCA, PCA is required to exit these 135 studios within six months of notification or around May 1999. In February 1999, the Company was again notified by Kmart of plans to close 31 additional studios in which PCA is operating. PCA is required to exit these studios on or around August 1999. Revenue from the studios expected to be closed in fiscal 1999 was $14.9 million and $19.0 million in fiscal years 1998 and 1997, respectively.

HISTORICAL BUSINESS REVIEW

        In fiscal 1997, following the acquisition of American Studios, Inc. ("ASI"), the Company completed several strategic initiatives intended to strengthen the Company's competitive position and improve the profitability of its portrait studio operations. These initiatives included: (1) the integration of the ASI operations, (2) the discontinuation of ASI's fashion photography and PCA's pet photography business and the closure of underperforming studios, (3) the redeployment of digital studio assets from closed and discontinued operations to certain Wal-Mart studios acquired from ASI, and (4) continued expansion of PCA's customer base with both domestic and international studio openings. At February 1, 1998, the Company operated 2,075 portrait studios. Portrait sales at discount stores accounted for 96.2% of fiscal 1997 consolidated sales.

        In fiscal 1996, the Company diversified its retail partnerships and expanded its distribution principally through the acquisition of Wal-Mart portraiture businesses in Canada and the United States. On January 27, 1997, the Company acquired 94.9% of the outstanding common stock of ASI, portrait provider to Wal-Mart in the United States and Mexico. This acquisition expanded the number of Wal-Mart stores PCA served to over 2,300, including 856 permanent studios in U.S. Wal-Mart stores previously served by ASI. The Company acquired two Canadian Wal-Mart portraiture businesses, Portrait Works, Inc. and Portrait Experience of Canada, Ltd. PCA's Canadian subsidiary entered into a long-term license agreement with Wal-Mart's Canadian subsidiary to operate permanent studios in Wal-Mart's Canadian stores in April 1996. At the end of fiscal 1996, the Company operated 2,288 portrait studios in discount stores, which included 892 studios acquired through the acquisitions mentioned above. Portrait sales at discount store studios accounted for 91.6% of fiscal 1996 consolidated sales. PCA's studio counts at the end of fiscal 1996 reflect the combined companies for fiscal 1996 while financial results do not include the results of ASI.

         Because of the retail nature of its services and its locations in discount stores, the Company's business is very seasonal. The Christmas season accounts for a high percentage of the Company's sales and operating income, and the Company's fourth fiscal quarter (late October through late January) typically produces a large percentage of annual sales and operating income. The fourth quarters of fiscal 1998, 1997, and 1996 accounted for approximately 31.3%, 31.2%, and 33.2%, respectively, of annual sales. For the fourth quarters of fiscal 1998, 1997, and 1996, operating income as a percentage of annual operating income was approximately 67.7%, 70.5% and 33.7%, respectively. The calculation of fiscal 1998 fourth quarter operating income as a percentage of annual operating income excludes merger-related expenses. Operating income in the 1996 fourth quarter would have accounted for 68.9% of annual operating income before giving effect to the $6.0 million charge for studio closure costs. The Company's operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

OPERATIONS

         1998 PCA FISCAL YEAR COMPARED WITH 1997 PCA FISCAL YEAR. Sales for the fiscal year ended January 31, 1999 were $227.1 million, a decline of 6.5% compared with sales of $242.9 million reported for the fiscal year ended February 1, 1998. The $15.8 million sales decline was due to sales from operations that were closed or discontinued in fiscal 1997 and the closing of 145 portrait studios in Kmart stores in fiscal 1998 (see "General Development - Distribution Channel Changes in 1998.") Sales from fiscal 1998 Kmart studio closings were $5.0 million in fiscal 1998 and $12.4 million in fiscal 1997. In fiscal 1997, the Company discontinued its subsidiary's fashion photography business and PCA's pilot pet portrait operations, closed 401 underperforming discount store studios and restructured its studio operations. These discontinued operations and restructuring activities accounted for aggregate sales of approximately $14.7 million sales in the fiscal 1997 period. Excluding sales from studios closed in fiscal 1998 and discontinued operations and restructuring activities in fiscal 1997, PCA fiscal 1998 sales increased $6.4 million or 3.0%, primarily the result of an increase in the number of studios in Wal-Mart stores and rising purchase averages in Wal-Mart studios.

         Total operating costs and expenses as a percentage of sales increased to 104.0% in fiscal 1998 from 90.6% in fiscal 1997. Excluding nonrecurring charges of $25.9 million or 11.4% of sales related to the execution of the Merger, total operating costs as a percentage of sales were 92.6% in fiscal 1998. The increase in operating costs and expenses over the prior fiscal year was principally due to lower average sales per studio and rising labor costs. Advertising and promotional expenses as a percentage of sales decreased to 6.6% in fiscal 1998 compared with 6.9% in fiscal 1997. Cost of photographic sales as a percentage of sales increased to 36.6% in fiscal 1998 compared with 35.3% in fiscal 1997 due to increased product costs and increased labor expenses required to staff a greater proportion of seven-day studios. Store commissions and selling expense as a percentage of sales increased to 33.8% in fiscal 1998 compared with 32.8% in fiscal 1997, the result of rising wages in general and increased labor expense to staff a greater proportion of seven-day studios. General and administrative expenses as a percentage of sales, net of merger-related costs, were 14.8% in fiscal 1998 compared with 14.9% in the prior fiscal year.

         The Company realized a loss from operations in fiscal 1998 of $9.1 million compared with income from operations of $22.9 million or 9.4% of sales in fiscal 1997. Excluding nonrecurring charges related to the execution of the Merger of $25.9 million in fiscal 1998, operating income was $16.8 million or 7.4% of sales.

         Net interest expense for the 1998 fiscal year was $13.0 million or 5.7% of sales compared with $6.6 million or 2.7% of sales. The increase in net interest expense reflects an increased level of borrowing due to the Merger. (See note 4 of Notes to Consolidated Financial Statements for additional information on interest and debt.)

         Excluding the extraordinary items, the income tax benefit for the 1998 period was $6.0 million compared with a tax provision of $7.6 million in fiscal 1997. (See note 5 of Notes to Consolidated Financial Statements for additional information on taxes.)

         The Company reported a net loss of $17.2 million for the fiscal 1998 year compared with net income of $8.7 million for the fiscal 1997 year. In fiscal 1998, loss per common share on a diluted basis was $3.13 including extraordinary loss of $0.19 per share based on 5.5 million weighted average shares outstanding. In fiscal year 1997, diluted earnings per common share were $1.07 on a base of 8.2 million weighted average shares outstanding.

         1997 PCA FISCAL YEAR COMPARED WITH 1996 PCA FISCAL YEAR. Sales for fiscal year 1997 increased 55.6% to $242.9 million, compared with $156.1 million in fiscal year 1996. Fiscal 1997 was a 52-week year versus 53 weeks in fiscal 1996. The sales increase of $86.8 million in fiscal 1997 was attributable to the Company's acquisition of ASI's Wal-Mart distribution channel, net of discontinued businesses, and to a lesser degree, studio expansion and increased customer purchase averages realized in each of the Company's retail channels. PCA's financial results for fiscal 1996 do not include the operating results of ASI while studio counts reflect the combined companies at the end of fiscal 1996.

         Total operating costs and expenses as a percentage of sales declined
2.2 percentage points to 90.6% in fiscal 1997 compared with 92.8% in fiscal 1996, before the 1996 fourth quarter pretax charge of $6.0 million to close 401 underperforming portrait studios. Advertising and promotional costs as a percentage of sales were 6.9% in 1997, versus 10.4% in 1996, reflecting a less promotional environment in the discount retail segment. Costs of photographic sales increased to 35.3% of sales in 1997, compared with 33.7% of sales in 1996, principally due to higher labor costs of ASI's non-digital studios for half the year and traveling operations for the full year. Store commission and selling costs increased to 32.8% of sales in 1997, compared with 32.3% the prior year. Increased labor expenses related to staffing requirements to operate more seven-day studios in discount stores was a primary factor for the rise in direct selling cost. General and administrative expenses declined 1.5 percentage points to 14.9% of sales in fiscal 1997 compared with 16.4% of sales in fiscal 1996. This decline is principally the result of cost savings from the consolidation of field and corporate general and administrative functions.

         Income from operations increased to $22.9 million or 9.4% of sales in fiscal 1997 versus $11.3 million or 7.2% of sales in fiscal 1996 (stated before the 1996 studio closure charge.) This 102.0% increase in 1997 reflects one full year of operations of American Studios, as well as the elimination of underperforming operations and improved performance of the Company's portrait studio operations. Fiscal 1997 operating costs include $1.9 million for amortization of intangible assets related to the acquisition of American Studios.

         Pretax income increased to $16.3 million or 6.7% of sales in fiscal 1997 compared with $5.1 million or 3.3% of sales in the prior year. Fiscal 1996 pretax income includes a $6.0 million charge for studio closure costs noted above. Fiscal 1997 net interest expense was $6.6 million compared with $0.2 million in 1996, reflecting an increase in indebtedness related to the acquisition of American Studios.

         Income tax provision for 1997 was $7.6 million as compared to $2.1 million in 1996. The fiscal 1997 tax provision as a percentage of pretax income was 46.4% versus 41.7% in 1996. The increase in the effective tax rate in 1997 was due to amortization of intangibles related to the American Studios acquisition, which are not deductible for tax purposes. Net income in 1997 was $8.7 million or 3.6% of sales compared with $3.0 million or 1.9% of sales in 1996. Fiscal 1997 earnings per share on a diluted basis were $1.07 compared to $0.38 in fiscal 1996. Fiscal 1996 results include the previously mentioned studio closure charge, which reduced net income by $3.6 million after tax or $0.46 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended January 31, 1999, the Company experienced negative cash flow from operating activities of $12.4 million due principally to the Company's Merger with Jupiter described in the Overview. Changes in operating assets and liabilities consumed $9.6 million of cash. Merger and financing related expenses were $27.3 million. Excluding the aforementioned items, operating activities provided cash flow of $24.5 million for the period.

         At January 31, 1999, the Company had $5.0 million in cash and cash equivalents, $4.6 million of letters of credit, and $20.4 million available under its revolving credit facility.

         The Company had capital expenditures of $11.0 million for the fiscal year ended January 31, 1999, principally for new studios, materials used to improve the physical layout of existing portrait studios, and the purchase of laboratory equipment. Capital expenditures for fiscal year 1999 are estimated to be approximately $12.0 million, and will be financed from operations augmented by borrowing under the Company's credit facilities.

         On August 25, 1998, the Company consummated the Merger discussed in the Overview in which the Company acquired 7,548,639 or 95% of its outstanding common stock for approximately $200.0 million. In connection with the Merger, the Company was recapitalized with $62.5 million in equity. Merger Financing included: (a) an equity contribution of $51.9 million from Jupiter, representing 83.1% of the outstanding equity of the Company, (b) $150 million in senior secured debt pursuant to a bank credit facility led by NationsBank, N.A., and (c) $100 million in Senior Subordinated Debt. These debt facilities are secured by substantially all of the assets of the Company and its direct and indirect domestic subsidiaries, subject to certain limitations with respect to foreign subsidiaries, and contain customary covenants and events of default, including substantial restrictions on the Company's ability to declare dividends or distributions. Funds provided by the Merger Financing were used to
(i) pay the cash merger consideration and to purchase other outstanding equity interests, (ii) refinance indebtedness of approximately $45.8 million, and
(iii) pay fees and expenses incurred in connection with the Merger.

        As a result of the Merger, the Company's capital structure is highly leveraged. Debt service requirements for 1999 are approximately $5.4 million. The Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development, and working capital. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance its indebtedness, or to fund planned capital expenditures and research and development expenses will depend on its future performance, which to a certain extent is subject to general economics, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its credit facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years.

YEAR 2000 ISSUES

         The Company has been evaluating and adjusting all date-sensitive systems and equipment for compliance with the Year 2000. The Company upgraded its mainframe computer hardware in November 1997 to a version that will be vendor supported into the new millennium. During the first quarter of fiscal 1998, the Company completed the assessment phase of the Year 2000 project, including information technology such as point-of-sale computer systems, as well as non-information technology equipment such as film processing, printers, and portrait processing equipment. The Company initiated plans to correct programming code in existing computer software applications. Over 90% of the required coding conversions on information technology have occurred to date. The Company anticipates completing all known remaining coding conversions by the second quarter of 1999. Testing of individual program modifications began in March 1998; testing of the integrated system is scheduled to begin during the second quarter of 1999. Testing will continue for all existing systems and enhancements to ensure readiness. In addition, communications are ongoing with other companies with which our systems interface or our business relies on to determine the extent to which those companies are addressing their Year 2000 compliance.

         The Company is using both internal and external resources to reprogram and/or modify Company-developed applications, install up-to-date releases of purchased systems, and test all systems for Year 2000 compliance. The Company has not deferred any information technology projects to address the Year 2000 issue.

         The estimated total incremental cost of the conversion is between $1.0 million and $1.2 million, which is being expensed as incurred, or capitalized if appropriate. The vast majority of the cost is related to reprogramming or replacement software; the remainder is related to acquisition of hardware. The Company expensed $0.5 million in fiscal 1998. All of these costs are being funded through operating cash flows.

         Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of communications links with certain studio locations, inability to process transactions, inability to process portraits, or engage in similar normal business activities. The Company will establish contingency plans where needed based on the results of actual testing. We anticipate contingency plans to be in place by July 1999.

         The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

PROSPECTIVE INFORMATION

        The Private Securities Litigation Act of 1995 ("the Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are "forward-looking statements" that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the portrait photography industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local governmental regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company after the Merger and the impact of increases in interest rates on such indebtedness; labor disturbances; changes in the Company's capital expenditure and studio expansion plans; termination of the Company's right to do business in Kmart or Wal-Mart stores on a permanent or traveling studio basis or reduction in the number of stores in which the Company operates; decreases in the number of customers or lower average sales amounts; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in such statements.

INFLATION

        Over the past few years, inflation has not had a significant impact on the Company's financial condition or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. A 100 basis point movement in the interest rate on the Company's floating rate debt would result in approximately $1.5 million annualized increase or decrease in net interest expenses and cash flows.

        The Company has operations in several foreign countries and conducts business in foreign currencies in both Canada and Mexico. A 10% change in the value of all foreign currencies would not have a material effect on the Company's financial position, liquidity or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is submitted beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

        None.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

        The following table sets forth certain information relating to each director of the Company as of March 4, 1999:

                          Name, Principal
                  Occupation, Business Experience
                      During Last Five Years,                                     Positions and Offices   Director
                        Other Directorships                               Age       With the Company        Since
                  -------------------------------                         ---     ---------------------   --------

John Grosso                                                               52          Chairman of the       1987
President and Chief Executive Officer of the Company since 1987.                  board, President, and
Chairman of the Board since 1998.                                                     Chief Executive
                                                                                          Officer

Thomas A. Berglund                                                        38            Director            1998
Principal of Jupiter Partners since 1994. Prior to that time he served for three years with the Invus Group, a privately funded buy-out group specializing in food-related companies.

Terry J. Blumer                                                           40            Director            1998
Co-founder of Jupiter Partners in 1994. Prior to that time he was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director.

Donald P. Greenberg, Ph.D.                                                64            Director            1996
Faculty of Cornell University since 1968. Director, Program of
Computer Graphics, Cornell University, since 1973. Founding Director,
National Science and Technology Center for Computer Graphics and
Scientific Visualization. Director of Data Broadcasting Corporation
since 1995 and Chyron Corporation since 1996.

Bridgette P. Heller
General Manager GEVALIA  Kaffe, a division of Kraft Foods, since          36            Director            1998
1996 and various positions with Kraft Foods since 1985.

John F. Klein                                                             36            Director            1998
Principal of Jupiter Partners and has been associated with the firm since 1995. Prior to that time he served for three years as a consultant with Bain & Company, a management consulting firm.

                          Name, Principal
                  Occupation, Business Experience
                      During Last Five Years,                                     Positions and Offices   Director
                        Other Directorships                               Age       With the Company        Since
                  -------------------------------                         ---     ---------------------   --------

Joseph H. Reich                                                           64            Director            1987
Managing Partner of Centennial Associates, L.P. since April 1989.

Eric F. Scheuermann                                                       33            Director            1998
Associate of Jupiter Partners and has been associated with the firm since March 1998. Prior to that time, he served for three years with
McKinsey & Company, a management-consulting firm, and with
Latham & Watkins, a law firm.

John A. Sprague                                                           46            Director            1998
Co-founder of Jupiter Partners in 1994. Prior to that time he was associated with Forstmann Little & Co. for eleven  years, most recently as a partner. He is a director of Harmon Industries.

ITEM 11.        EXECUTIVE COMPENSATION

         The following sets forth certain compensation information with regard to the Company's chief executive officer and each of the next four most highly compensated executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                       Annual Compensation                  Compensation
                               ----------------------------------           ------------
                                                                             Securities           All Other
                               Fiscal                                        Underlying         Compensation
Name and Principal Position     Year     Salary ($)      Bonus ($)           Options(#)            ($) (2)
-----------------------------  ------    ----------      --------           ------------        ------------
John Grosso                     1998      $ 280,725      $      -                    -          $945,000 (1)
    President                   1997      $ 254,100      $ 38,115                    -          $  5,831
    Chief Executive Officer     1996      $ 248,325      $120,000               50,000          $  2,193

J. Robert Wren, Jr.             1998      $ 250,000      $      -                    -          $      -
    Executive Vice President    1997      $ 250,000      $ 31,250                    -          $  5,831
    General Counsel             1996      $       -      $      - (4)                - (4)      $      - (3)

Eric H. Jeltrup                 1998      $ 230,000      $      -                    -          $      -
    Executive Vice President    1997      $ 210,271      $ 26,284                    -          $  5,831
    Chief Technical Officer     1996      $ 194,987      $ 41,248                    -          $  2,193

Bruce A. Fisher                 1998      $ 170,167      $      -                    -          $      -
    Executive Vice President    1997      $ 155,250      $ 15,525                    -          $  5,701
    Chief Financial Officer     1996      $ 153,938      $ 43,090                    -          $  2,193

R. Michael Spencer              1998      $ 156,625      $      -                    -          $      -
    Senior Vice President       1997      $ 144,900      $ 14,490                    -          $  5,320
    Treasurer                   1996      $ 143,675      $ 31,551                    -          $  2,110

-----------------
(1)      Changes in control payment made pursuant to Employment Agreement.

(2)      Company's portion of Profit Sharing Plan contribution in 1997 and
         1996.

(3) The Company paid Mr. Wren $539,000 to terminate employment and noncompete agreement between Mr. Wren and American Studios, Inc. and $168,750 to purchase Mr. Wren's American Studios stock options.

(4) $75,000 was paid to Mr. Wren for services rendered to American Studios, Inc. and he received a grant of 150,000 options.

                             II. OPTION GRANT TABLE
    Options Granted in the Last Fiscal Year and Potential Realizable Values

                               Number of
                              Securities        Percent of                                      Potential Realizable Value at
                              Underlying      Total Options     Exercise or                     Assumed Annual Rates of Stock
                            Options Granted     Granted in      Base Share       Expiration     Price Appreciation for Option
          Name                    (#)          Fiscal Year    Price ($/Share)       Date                   Term(4)
-------------------------- ------------------ --------------- ---------------- --------------- --------------------------------
                                                                                                   5% ($)          10% ($)
                                                                                               ---------------- ---------------
John Grosso                     13,897(1)          3.2%           $ 8.00          8/25/06         $ 92,068         $184,135
                                24,000(2)          5.5%           $26.50          8/25/06         $159,000         $318,000
                                24,000(3)          5.5%           $26.50          8/25/06         $159,000         $318,000

J. Robert Wren Jr.              13,400(1)          3.1%           $ 8.00          8/25/06         $ 88,775         $177,550
                                 7,500(2)          1.7%           $26.50          8/25/06         $ 49,687         $ 99,375
                                 7,500(3)          1.7%           $26.50          8/25/06         $ 49,687         $ 99,375

Eric H. Jeltrup                  7,100(1)          1.6%           $ 8.00          8/25/06         $ 47,037         $ 44,015
                                12,000(2)          2.7%           $26.50          8/25/06         $ 79,500         $159,000
                                12,000(3)          2.7%           $26.50          8/25/06         $ 79,500         $159,000

Bruce A. Fisher                 20,200(1)          4.6%           $ 8.00          8/25/06         $133,825         $267,650
                                 7,500(2)          1.7%           $26.50          8/25/06         $ 49,687         $ 49,687
                                 7,500(3)          1.7%           $26.50          8/25/06         $ 49,687         $ 49,687

R. Michael Spencer               9,700(1)          2.2%           $ 8.00          8/25/06         $ 64,262         $128,525
                                 5,000(2)          1.1%           $26.50          8/25/06         $ 33,125         $ 66,250
                                 5,000(3)          1.1%           $26.50          8/25/06         $ 33,125         $ 66,250

(1)      The options vested on the date of grant, August 25, 1998.

(2) The options vest pro rata with over a five-year period from date of grant, August 25, 1998.

(3) The options vest conditioned on achievement of a minimum cumulative EBITDA target.

(4) These values are hypothetical; there is no assurance that the stock will achieve these rates of appreciation.

        The following table sets forth certain information with respect to options exercised in the most recent fiscal year by the officers named in the Summary Compensation Table and remaining options held at the end of the most recent fiscal year:

                III. OPTIONS EXERCISED AND YEAR-END VALUE TABLE
            Aggregated Options Exercised in the Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                                                Number of Securities        Value of Unexercised
                                                                               Underlying Unexercised    In-the-Money Options Held
                              Shares Acquired               Value              Options Held at Fiscal        at Fiscal Year End
                                On Exercise                Realized            Year End - Exercisable/          Exercisable/
Name                                (#)                     ($)(1)                Unexercisable (#)         Unexercisable ($)(2)
----                          ---------------             ----------           -----------------------    ------------------------
John Grosso...............           0                    $2,973,655                13,897/48,000                    *

J. Robert Wren Jr.........           0                    $1,158,350                13,400/15,000                    *

Eric H. Jeltrup...........           0                    $1,958,650                 7,100/24,000                    *

Bruce A. Fisher...........           0                    $  103,800                20,200/15,000                    *

R. Michael Spencer........           0                    $  248,050                 9,700/10,000                    *


(1) Amount represents cash payment for options canceled on completion of the Merger with Jupiter Partners II L.P.

(2) The Company's common shares are not actively traded on any stock exchange. Without a bid/ask quote from an exchange, the Company is unable to determine the value of unexercised options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

        The following table shows the beneficial ownership as of March 31, 1999, of each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock:

                                                                             Amount and
                                                                              Nature of
                                             Name and Address                Beneficial                   Percent
Title of Class                             of Beneficial Owner                Ownership                   of Class
--------------                             -------------------               ----------                   --------
Common Stock,                      Jupiter Partners LP                      1,957,812(1)                    83.1%
$0.20 par value                    30 Rockefeller Plaza, Suite 4525
                                   New York, NY 10112

(1) See note (1) to the table under "Security Ownership of Directors and Management" below.

Security Ownership of Directors and Management

        The following table shows the beneficial stock ownership as of March 31, 1999, of each of the current directors and executive officers of the Company and of all directors and executive officers as a group of the outstanding shares of the Company's Common Stock, $0.20 par value, which is the only class of voting securities outstanding. Each of the individuals listed below possesses sole voting and investment power with respect to the shares listed opposite his or her name, unless noted otherwise:

                                                            Amount and Nature of         Percent
Name                                                      Beneficial Ownership(1)       of Class
----                                                      -----------------------       --------
Thomas A. Berglund...................................                  0
Terry J. Blumer......................................          1,957,812  (2)             83.1%
Donald P. Greenberg..................................                  0
John Grosso..........................................             77,797  (3)              3.3%
Bridgette P. Heller..................................                  0
John F. Klein........................................                  0
Joseph H. Reich......................................            115,405                   4.9%
Eric H. Scheuermann..................................                  0
John A. Sprague......................................          1,957,812  (2)             83.1%
Eric H. Jeltrup......................................             36,400  (3)              1.5%
J. Robert Wren Jr....................................             13,400  (3)                 *
Bruce A. Fisher......................................             20,200  (3)                 *
R. Michael Spencer...................................              9,700  (3)                 *
All Executive Officers and Directors as a group......          2,230,714                  94.6%

*Less than 1% of the outstanding shares of Common Stock of the Company.

(1) Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, beneficial ownership of a security consists of sole or shared voting power (including power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise.

(2) Represents the shares owned by Jupiter. Messrs. Sprague and Blumer exercise investment and voting power over the shares owned by Jupiter and accordingly are deemed to "beneficially own" such shares in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Each of the Messrs. Blumer and Sprague disclaim beneficial ownership of all shares of the Company owned by Jupiter, except to the extent of their respective ownership interests in such partnership.

(3) The numbers and percentages of shares shown in the table above include stock options covering Common Stock exercisable within 60 days of March 31, 1999 as follows: Mr. Fisher--20,200; Mr. Grosso--13,897; Mr. Jeltrup--7,100; Mr. Spencer--9,700; and Mr. Wren--13,400; and all executive officers and directors as a group (including such individuals)--64,297. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options.

        Section 16(a), Beneficial Ownership Reporting Compliance, of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based on Company records and other information, the Company believes that all such SEC filing requirements with respect to the 1998 fiscal year were met.

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

        The Company has employment, severance and stock option arrangements with certain members of its senior management. In connection with the Recapitalization Closing, management rolled over options to purchase shares of Common Stock at $8.00 per share, the number of the options rolled-over was based on the value of options held prior to the Recapitalization Closing.

        Pursuant to the Merger Agreement between the Company and Jupiter, PCA paid Jupiter a transaction fee of approximately $2.76 million in connection with the consummation of the Merger. The fee equaled one percent of the transaction size and is Jupiter's principal form of compensation for arranging the Merger Financing.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       1 & 2. The financial statements and schedules required by this Item can be found as indexed on Page F-1 following page 26.

       3.         Exhibits shown by index beginning on page 23.

(b)    Reports on Form 8-K.

       None

                                 EXHIBIT INDEX
                            PCA INTERNATIONAL, INC.
                               Index to Exhibits

Index                                                                     Page
No.                           Description                                 No.
-----                         -----------                                 ----

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

10(f) Credit Agreement dated as of August 25, 1998 by and among PCA International, Inc., PCA Photo Corporation of Canada, Inc., PCA Specialty Retail Photo Corporation, Inc., Photo Corporation of America, PCA National, Inc., American Studios, Inc., the Borrowers, and NationsBank, as Agent, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1998.

10(g) Bridge Loan Agreement dated as of August 25, 1998 among PCA International, Inc., PCA Photo Corporation of Canada, Inc., PCA Specialty Retail Photo Corporation, Inc., Photo Corporation of America, PCA National, Inc., American Studios, Inc., as Borrowers, and NationsBanc Montgomery Securities LLC, as Arranger and NationsBridge, L.L.C., as Administrative Agent, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1998.

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

                                 EXHIBIT INDEX
                            PCA INTERNATIONAL, INC.
                               Index to Exhibits

Index                                                                     Page
No.                           Description                                 No.
-----                         -----------                                 ----

10(m)* Employment and Noncompete Agreement dated December 17, 1996, between Robert Kent Smith and PCA International, Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

10(n)* Employment and Noncompete Agreement dated December 17, 1996, between J. Robert Wren Jr., and PCA International, Inc., incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

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

  21        Subsidiaries of the Registrant.

  23        Consent of KPMG LLP.

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


                                           PCA INTERNATIONAL, INC.



Date:  April 29, 1999                      /s/John Grosso
                                           -------------------------------------
                                           John Grosso
                                           Chairman of the Board




        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                          Date
---------                            -----                                          ----

/s/John Grosso                       Chairman of the Board, President, and          April 29, 1999
------------------------------       Chief Executive Officer
John Grosso



/s/Eric H. Jeltrup                   Executive Vice President                       April 29, 1999
------------------------------       Chief Technical Officer
Eric H. Jeltrup



/s/J. Robert Wren Jr.                Executive Vice President                       April 29, 1999
------------------------------       General Counsel
J. Robert Wren Jr.



/s/Bruce A. Fisher                   Executive Vice President                       April 29, 1999
------------------------------       Chief Financial Officer
Bruce A. Fisher                      Secretary


/s/R. Michael Spencer                Senior Vice President                          April 29, 1999
------------------------------       Treasurer
R. Michael Spencer

Signature                            Title                                          Date
---------                            -----                                          ----

/s/Thomas A. Berglund                Director                                       April 29, 1999
-----------------------------
Thomas A. Berglund



/s/Terry J. Blumer                   Director                                       April 29, 1999
-----------------------------
Terry J. Blumer



/s/John F. Klein                     Director                                       April 29, 1999
-----------------------------
John F. Klein



/s/Eric F. Scheuermann               Director                                       April 29, 1999
-----------------------------
Eric F. Scheuermann



/s/John A. Sprague                   Director                                       April 29, 1999
-----------------------------
John A. Sprague



/s/Donald P. Greenberg               Director                                       April 29, 1999
-----------------------------
Donald P. Greenberg



/s/Bridgette P. Heller               Director                                       April 29, 1999
-----------------------------
Bridgette P. Heller


                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                  Index to Financial Statements and Schedules



           Financial Statements:                                                                        Page No.
                                                                                                        --------

           Independent Auditors' Report............................................................       F-2

           Consolidated Balance Sheets at January 31, 1999 and February 1, 1998....................     F-3-F-4

           Consolidated Statements of Operations for Fiscal Years Ended
           January 31, 1999, February 1, 1998, and February 2, 1997................................       F-5

           Consolidated Statements of Changes in Shareholders' (Deficit) Equity for Fiscal Years
           Ended January 31, 1999, February 1, 1998, and February 2, 1997..........................       F-6

           Consolidated Statements of Cash Flows for Fiscal Years Ended
           January 31, 1999, February 1, 1998, and February 2, 1997................................       F-7

           Notes to Consolidated Financial Statements..............................................     F-8-F-27


Schedules:

       II  Valuation and Qualifying Accounts for Fiscal Years Ended
           January 31, 1999, February 1, 1998 and February 2, 1997.................................       S-1


Exhibits:

       21  Subsidiaries of the Registrant
       23  Consent of Independent Auditors
       27  Financial Data Schedule 1/31/99


Financial statements, historical information, and schedules other than those listed above have been omitted for the reason that they are not required or because the required information is given in the financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors and Shareholders
PCA International, Inc.:


We have audited the consolidated financial statements of PCA International, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998 and for each of the years in the three-year period ended January 31, 1999, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCA International, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/KPMG LLP
                                  KPMG LLP





Charlotte, North Carolina
April 27, 1999

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            January 31,      February 1,
                                                                1999             1998
                                                           ------------     -------------

CURRENT ASSETS:
    Cash and cash equivalents ........................     $  4,951,618     $ 12,289,761
    Accounts receivable (net of allowance for doubtful
      accounts of $1,028,232 and  $1,315,666):
        Due from licensor stores and customers .......        5,723,096        6,740,560
        Other, including employee advances ...........        3,920,457          763,925
    Inventories ......................................        9,333,102       10,078,719
    Deferred income taxes ............................        4,137,500        5,827,324
    Prepaid expenses .................................        1,416,970        1,043,708
                                                           ------------     ------------

        TOTAL CURRENT ASSETS .........................       29,482,743       36,743,997


PROPERTY:
    Land and improvements ............................        2,305,293        2,305,293
    Building and improvements ........................       12,177,324       12,148,732
    Photographic and sales equipment .................       60,838,969       57,713,911
    Photographic finishing equipment .................       12,481,197       15,599,525
    Furniture and equipment ..........................       15,163,671       13,872,058
    Transportation equipment .........................          294,920          292,593
    Leasehold improvements ...........................       17,117,247       16,050,719
    Construction in progress .........................        2,990,097        1,429,621
                                                           ------------     ------------

      Total ..........................................      123,368,718      119,412,452
    Less:  Accumulated depreciation and amortization .       71,286,553       64,488,965
                                                           ------------     ------------

      PROPERTY, NET ..................................       52,082,165       54,923,487
                                                           ------------     ------------

    INTANGIBLE ASSETS ................................       57,673,732       59,733,731

    DEFERRED FINANCING COST ..........................        7,942,170        1,831,141

    OTHER ASSETS .....................................        3,410,092           68,470
                                                           ------------     ------------

      TOTAL ASSETS ...................................     $150,590,902     $153,300,826
                                                           ============     ============

See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                                  January 31,         February 1,
                                                                      1999               1998
                                                                 -------------      -------------

CURRENT LIABILITIES:
    Current portion long-term debt .........................     $   5,423,243      $   8,750,000
    Accounts payable-trade .................................        22,685,385         25,915,285
    Accrued insurance ......................................         5,707,519          4,085,191
    Accrued income taxes ...................................            79,297          1,188,859
    Accrued compensation ...................................         3,538,649          6,474,414
    Other accrued liabilities ..............................         8,160,371         10,664,577
                                                                 -------------      -------------

      TOTAL CURRENT LIABILITIES ............................        45,594,464         57,078,326

    LONG-TERM DEBT .........................................       218,589,101         42,063,857

    DEFERRED INCOME TAXES ..................................              --            1,738,255

    OTHER LIABILITIES ......................................         5,720,422          7,730,964



COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' (DEFICIT) EQUITY:

    Preferred stock, $10.00 par value (authorized--2,000,000
      shares; outstanding--none) ...........................              --                 --
    Common stock, $0.20 par value (authorized--20,000,000
      shares; outstanding--2,357,052 and 7,901,579  shares)            471,410          1,580,316
    Additional paid-in capital .............................              --            9,995,238
    Retained (deficit) earnings ............................      (119,675,548)        33,423,465
    Cumulative foreign currency translation adjustments ....          (108,947)          (309,595)
                                                                 -------------      -------------

      TOTAL SHAREHOLDERS' (DEFICIT) EQUITY .................      (119,313,085)        44,689,424
                                                                 -------------      -------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        (DEFICIT) EQUITY ...................................     $ 150,590,902      $ 153,300,826
                                                                 =============      =============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE FISCAL YEARS ENDED
                                                     --------------------------------------------------
                                                      January 31,        February 1,        February 2,
                                                         1999               1998                1997
                                                     -------------      -------------     -------------
SALES ..........................................     $ 227,100,223      $ 242,899,027     $ 156,099,050
COSTS AND EXPENSES:
    Advertising and promotional costs ..........        14,929,310         16,661,542        16,163,273
    Costs of photographic sales ................        83,081,180         85,707,294        52,558,425
    Store commissions and selling costs ........        76,779,782         79,597,084        50,384,753
    General and administrative expenses ........        33,523,311         36,160,218        31,676,471
    Merger expenses ............................        25,889,431               --                --
    Amortization of intangibles ................         2,025,467          1,909,772              --
                                                     -------------      -------------     -------------
      Total Costs and Expenses .................       236,228,481        220,035,910       150,782,922

(LOSS) INCOME FROM OPERATIONS BEFORE
    INTEREST AND INCOME TAXES ..................        (9,128,258)        22,863,117         5,316,128
    Interest expense, net ......................        13,036,065          6,570,945           179,221
                                                     -------------      -------------     -------------

(LOSS) INCOME FROM OPERATIONS BEFORE
    INCOME TAXES ...............................       (22,164,323)        16,292,172         5,136,907

INCOME TAX (BENEFIT) PROVISION .................        (6,007,032)         7,557,320         2,143,053
                                                     -------------      -------------     -------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS .......       (16,157,291)         8,734,852         2,993,854

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
    DEBT, NET OF INCOME TAX BENEFIT OF $396,705          1,056,428               --                --
                                                     -------------      -------------     -------------

NET (LOSS) INCOME ..............................     $ (17,213,719)     $   8,734,852     $   2,993,854
                                                     =============      =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES:
    Basic ......................................         5,501,701          7,779,176         7,522,188
                                                     =============      =============     =============
    Diluted ....................................         5,501,701          8,195,108         7,835,613
                                                     =============      =============     =============

(LOSS) EARNINGS PER COMMON SHARE:
Basic:
    Income from operations .....................     $       (2.94)     $        1.12     $        0.40
    Extraordinary item on extinguishment of debt             (0.19)              0.00              0.00
                                                     -------------      -------------     -------------
    Net (loss) income ..........................     $       (3.13)     $        1.12     $        0.40
                                                     =============      =============     =============
Diluted:
    Income from operations .....................     $       (2.94)     $        1.07     $        0.38
    Extraordinary item on extinguishment of debt             (0.19)              0.00              0.00
                                                     -------------      -------------     -------------
    Net (loss) income ..........................     $       (3.13)     $        1.07     $        0.38
                                                     =============      =============     =============

CASH DIVIDENDS PER COMMON SHARE ................              0.07      $        0.21     $        0.21
                                                     =============      =============     =============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

                  For the Fiscal Years ended January 31, 1999,
                     February 1, 1998, and February 2, 1997

                                           Common Stock        Additional                                              Currency
                                   -------------------------     Paid-In      Comprehensive          Retained         Translation
                                     Shares         Amount       Capital           Income            Earnings         Adjustment
                                   ----------    -----------   -----------   ----------------  ------------------   ---------------

BALANCE, JANUARY 28, 1996:          7,482,071    $ 1,496,415   $ 5,045,578                         $  24,918,709        $ (226,093)
    Comprehensive Income:
      Net income                                                                 $ 2,993,854           2,993,854
      Foreign currency translation
        adjustment                                                                   103,370                               172,284
                                                                             ----------------
      Total comprehensive income                                                 $ 3,097,224
                                                                             ================
    Exercise of stock options         434,300         86,860     4,372,329
    Dividends                                                                                         (1,577,571)
    Acquisition of Company stock     (309,242)       (61,849)   (4,128,776)
    Issuance of warrants to
      purchase common stock                                        549,000
                                   -----------   ------------  ------------                    ------------------   ---------------
BALANCE, FEBRUARY 2, 1997:          7,607,129      1,521,426     5,838,131                            26,334,992           (53,809)

    Comprehensive Income:
      Net income                                                                 $ 8,734,852           8,734,852
      Foreign currency translation
        adjustment                                                                  (161,145)                             (255,786)
                                                                             ----------------
      Total comprehensive income                                                 $ 8,573,707
                                                                             ================
    Exercise of stock options         294,450         58,890     4,157,107
    Dividends                                                                                         (1,646,379)
                                   -----------   ------------  ------------                    ------------------   ---------------
BALANCE, FEBRUARY 1, 1998:          7,901,579      1,580,316     9,995,238                            33,423,465          (309,595)

    Comprehensive Income:
      Net loss                                                                  $(17,213,719)        (17,213,719)
      Foreign currency translation
        adjustment                                                                   145,871                               200,648
                                                                             ----------------
      Total comprehensive loss                                                  $(17,067,848)
                                                                             ================
    Exercise of stock options          46,300          9,260       712,377
    Dividends                                                                                           (554,805)
    Issuance of Company stock       1,957,812        391,562    51,490,456
    Acquisition of Company stock   (7,548,639)    (1,509,728)  (63,198,716)                         (135,330,489)
    Compensatory stock options                                   2,538,145
    Cancellation of Warrants                                    (1,537,500)
                                   -----------   ------------  ------------                    ------------------   ---------------
BALANCE, JANUARY 31, 1999:          2,357,052    $   471,410   $         -                         $(119,675,548)       $ (108,947)
                                   ===========   ============  ============                    ==================   ===============



See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE FISCAL YEARS ENDED
                                                                   ---------------------------------------------------
                                                                    January 31,       February 1,         February 2,
                                                                       1999              1998                1997
                                                                   -------------      ------------       -------------
OPERATING ACTIVITIES:
    Net income (loss) ........................................     $ (17,213,719)     $   8,734,852      $   2,993,854
    Adjustments to reconcile net income (loss) to net cash
      provided from operating activities:
        Depreciation and amortization ........................        14,857,793         15,453,159          9,498,315
        (Decrease) increase in allowance for doubtful accounts          (290,703)           449,734           (167,303)
        Provision for deferred income taxes ..................        (3,423,243)         2,764,916         (1,421,999)
        Loss on disposal of property .........................           317,533          1,539,689          3,287,772
        Compensatory stock option expense ....................         2,538,145               --                 --
        Decrease in other liabilities ........................        (2,010,542)        (1,147,285)          (375,932)
        Decrease (increase) in other noncurrent assets .......         2,420,889           (760,306)              (156)
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ...........        (1,853,712)          (660,510)         1,254,260
        Decrease (increase) in inventories ...................           742,937           (268,838)        (4,489,573)
        (Increase) decrease in prepaid expenses ..............          (374,225)           454,106           (178,505)
        (Decrease) increase in accounts payable ..............        (3,227,206)         6,124,980          2,596,851
        (Decrease) increase in accrued expenses ..............        (4,888,679)        (3,150,299)         4,679,050
                                                                   -------------      -------------      -------------
      NET CASH (USED IN) PROVIDED FROM OPERATING
        ACTIVITIES ...........................................       (12,404,732)        29,534,198         17,676,634
INVESTING ACTIVITIES:
    Purchase of property .....................................       (11,021,799)       (12,086,194)       (13,423,544)
    Proceeds from sales of fixed assets ......................           610,044             16,100             10,151
    Purchase of Canadian assets ..............................              --                 --           (1,201,213)
    Purchase of American Studios, Inc. .......................              --           (1,410,741)       (52,689,671)
                                                                   -------------      -------------      -------------

      NET CASH USED IN INVESTING ACTIVITIES ..................       (10,411,755)       (13,480,835)       (67,304,277)

FINANCING ACTIVITIES:
    Increase in borrowings ...................................       225,000,000               --           58,679,770
    Repayment of borrowings ..................................       (51,705,126)        (7,865,913)       (10,344,954)
    Deferred financing cost ..................................        (8,498,728)              --                 --
    Exercise of stock options ................................           721,637          4,215,997          4,459,189
    Acquisition of Company stock .............................      (200,038,933)              --           (4,190,625)
    Cash dividends ...........................................          (554,805)        (1,646,379)        (1,577,571)
    Issuance of Company stock ................................        51,882,018               --                 --
    Cancellation of warrants .................................        (1,537,500)              --                 --
                                                                   -------------      -------------      -------------

      NET CASH PROVIDED FROM (USED IN) FINANCING
        ACTIVITIES ...........................................        15,268,563         (5,296,295)        47,025,809
                                                                   -------------      -------------      -------------

      Effect of exchange rate changes on cash ................           209,781             (3,541)           223,555
                                                                   -------------      -------------      -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .............        (7,338,143)        10,753,527         (2,378,279)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............        12,289,761          1,536,234          3,914,513
                                                                   -------------      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................     $   4,951,618      $  12,289,761      $   1,536,234
                                                                   =============      =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash Flow Data:
      Interest paid ..........................................     $  18,021,696      $   7,749,779      $     173,644
                                                                   =============      =============      =============
      Income taxes paid ......................................     $   2,122,662      $   2,751,652      $   3,160,160
                                                                   =============      =============      =============
    Schedule of Noncash Financing Activities:
      Warrants issued to purchase common stock ...............     $        --        $        --        $     549,000
                                                                   =============      =============      =============


See notes to consolidated financial statements.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997


1.       Significant Accounting Policies:

         Principles of Consolidation and Concentrations of Credit Risk:

         The consolidated financial statements include the accounts of PCA International, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation.

         The Company's operations in Kmart stores accounted for approximately 30.5%, 40.0%, and 87.2% of consolidated sales during the fiscal years ended January 31, 1999; February 1, 1998; and February 2, 1997, respectively. The license agreement with Kmart Corporation was revised and renewed on May 10, 1996. The license is for the period through May 9, 2001 and may be terminated by either party upon 180-days' notice. During the fiscal year ended January 31, 1999, the Company closed 145 portrait studios within U.S. Kmart stores. Seventy-five of the studio closings were in compliance with a termination notification dated April 1998. Sales at these studios were approximately $5.0 million and $12.4 million for the fiscal years 1998 and 1997, respectively. In November 1998, the Company was notified by Kmart that it would close 135 additional studios in which PCA is operating. Under the terms of the licensing agreement between PCA and Kmart, PCA is required to exit these 135 studios within six months of notification, or around May 1999. In February 1999, the Company was again notified by Kmart of plans to close 31 additional studios. PCA is required to exit these studios on or around August 1999. The combined sales of the studios pending closure in 1999 approximated $14.9 million and $19.0 million in fiscal years 1998 and 1997, respectively.

         The Company's operations in Wal-Mart stores accounted for approximately 66.3% and 56.2% of consolidated sales in the fiscal years ended January 31, 1999 and February 1, 1998, respectively, and less than 5% of total sales in fiscal year 1997. The Company operates its U.S. studios in Wal-Mart stores under the terms of the license agreement between Wal-Mart and American Studios, Inc. (see note 3). Wal-Mart may amend or terminate this agreement at any time at its sole discretion.

         The loss of the license to do business in Kmart or Wal-Mart stores could have a materially adverse effect on the Company. Kmart's or Wal-Mart's closing of a significant number of discount stores could have a material impact on the Company's revenues and could result in a write-off of leasehold improvements and furniture and equipment in the affected locations. No estimate can be made of the impact to earnings if Kmart or Wal-Mart should close a significant number of locations.

         Fiscal Year:

         The Company's fiscal year ends on the Sunday nearest the end of January. The fiscal year ended February 2, 1997 was a 53-week year. The fiscal years ended January 31, 1999 and February 1, 1998 were 52-week years. The Company's fiscal year that will end January 30, 2000 will be 52 weeks.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

1.       Significant Accounting Policies (continued):


         Foreign Currency Transactions:

         Gains and losses on foreign currency transactions are included in the determination of net income for the period. The amount of such gain and (loss) was ($585,815); ($78,748); and $10,940 for the fiscal years ended January 31, 1999; February 1, 1998; and February 2, 1997, respectively.

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

                    Land improvements..........................  10 to 30 years
                    Building and improvements..................  10 to 55 years
                    Photographic and sales equipment...........   3 to 13 years
                    Photographic finishing equipment...........   3 to 15 years
                    Furniture and equipment....................   3 to 10 years
                    Transportation equipment...................   3 years
                    Leasehold improvements.....................   3 to 10 years

         Intangible Assets:

         Intangible assets primarily consist of goodwill representing the excess of purchase price over net tangible assets of businesses acquired. Substantially all intangible assets are amortized over 35 years by the straight-line method. Accumulated amortization of intangible assets totaled $4,007,599 and $1,988,722 at January 31, 1999 and February 1, 1998, respectively. The recoverability of intangible assets is evaluated by the Company on the basis of undiscounted expected future cash flows from the acquired operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the intangible assets is reduced based on the greater of fair value or estimated shortfall of cash flows.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

1.       Significant Accounting Policies (continued):


         Impairment of Long-lived Assets:

         The Company periodically evaluates its long-lived assets for financial impairment to determine if the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are then adjusted to their fair values.

         Deferred Financing Costs:

         Deferred financing costs primarily consist of fees and expenses incurred in obtaining long-term financing. The deferred costs are amortized over the life of the associated debt, ranging from 5 to 8 years, by the interest method.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

1.       Significant Accounting Policies (continued):


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

         Costs and Expenses:

         Advertising and promotional costs consist of the direct mail, television broadcasting, and print media costs, and the payroll and related taxes, benefits and other costs for employees in the adult/family market who directly promote and acquire customers, as well as the cost of church directories. Such costs are expensed as incurred.

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

         Research and Development:

         The Company spent $1,600,000; $1,311,000; and $1,321,000 on research and development activities during the fiscal years ended January 31, 1999; February 1, 1998; and February 2, 1997, respectively. Such costs are charged to costs of photographic sales as incurred.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

1.       Significant Accounting Policies (continued):


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

         Earnings per Share:

         During fiscal 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share
         (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All prior period EPS data presented have been restated to conform to the Statement's provisions.

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

         Reclassifications:

         Certain reclassifications have been made to the fiscal year 1997 amounts to conform to the fiscal 1998 presentation.

         Comprehensive Income:

         On February 2, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income plus all other changes in net assets from nonowner sources and is presented in the Consolidated Statements of Change in Shareholders' (Deficit) Equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

2.       Recapitalization:

         On August 17, 1998, the Company's shareholders approved a Recapitalization Merger ("Merger") with a subsidiary of Jupiter Partners II L.P. ("Jupiter"). Pursuant to the Merger Agreement, on August 25, 1998, the subsidiary was merged with and into the Company, with the Company continuing as the surviving corporation. Subject to certain provisions of the Merger Agreement, each issued and outstanding share of common stock either (i) was converted, at the election of the holder, into either the right to receive $26.50 in cash or (ii) was retained by the holder thereof and remained outstanding as one share of common stock. Upon completion of the Merger, Jupiter owned 1,957,812 shares, or 83.1% of the Company's common stock.

         The Merger Financing included (a) the equity contribution from Jupiter of $51.9 million, (b) $150 million senior term loan facility of which $125 million was immediately drawn, and (c) $100 million in Senior Subordinated Debt. The Merger Financing was used to redeem (a) 7,548,639 shares of company stock for $200.0 million, (b) refinance indebtedness of approximately $45.8 million, and (c) pay fees and expenses in connection with the Merger of $25.9 million of which a $2.8 million transaction fee was paid to Jupiter. Additionally, financing costs of approximately $7.9 million have been deferred and will be amortized over the lives of the new debt facilities.

3.       Acquisition:

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

         The following unaudited pro forma financial information presents the combined results of operations of the Company and ASI as if the acquisition had occurred as of the beginning of fiscal 1996, after giving effect to certain adjustments, including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition, acquisition-related costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and ASI constituted a single entity during such periods.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

3.       Acquisition (continued):

                                             For the Fiscal Year Ended
                                                  February 2, 1997
                                                    (Unaudited)
                                                  ----------------

                    Sales......................    $263,974,050
                                                   ============
                    Net loss...................    $   (855,898)
                                                   ============
                    Basic loss per share.......    $      (0.11)
                                                   ============

         During fiscal 1996, the Company also purchased certain assets of two Canadian companies for $1.2 million. The effect of this acquisition is not material to the results of operations of the Company.
         Such acquisitions were accounted for by the purchase method.

4.       Debt:

         During fiscal 1998, the Company retired $45.8 million of senior debt in connection with the Recapitalization Merger. As a result of the debt retirement, the Company incurred a $1.1 million extraordinary loss, net of taxes, relating to the write-off of deferred financing costs.

         Debt financing for the Merger was provided by (a) $150 million in senior secured debt financing ("Credit Facility"), and (b) $100 million in Senior Subordinated Debt.

         The Credit Facility includes a $35 million five-year term loan ("Tranche A"), a $90 million seven-year term loan ("Tranche B") and a $25 million five-year revolving line of credit ("Revolving Credit Facility"). The term loans shall be repaid in quarterly installments, which increase on an annual basis from an aggregate of $5.0 million in the first year to an aggregate of $31.9 million in the seventh year. Interest rates under the Credit Facility are based on LIBOR (or a bank base rate, as selected by the Company) with an applicable margin that may adjust after the first year based upon the Company's ratio of debt to earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Revolving Credit Facility and the Tranche A term loan bear interest at a rate equal to LIBOR plus 2.25% and the Tranche B term loan bears interest at a rate equal to LIBOR plus 2.75%. The Credit Facility is secured by substantially all of the assets of the Company, including 100% of the outstanding capital stock of all domestic subsidiaries. The terms of the Credit Facility prohibit the payment of dividends by the Company.

         The Senior Subordinated Debt matures on August 25, 1999. The interest rate accruing on the Senior Subordinated Debt is based on LIBOR plus 4.25% increasing in increments up to a specified maximum rate. If, at such maturity date, any Senior Subordinated Debt has not been repaid in full, subject to certain conditions, such loan will be automatically converted into a term loan maturing seven years after the date of such conversion. The interest rate accruing on the term loan is based on LIBOR plus 6.25% increasing in increments up to a specified maximum rate.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

4.       Debt (continued):


         Both credit and debt facilities described above contain restrictive covenants which require the maintenance of defined ratios of debt, fixed charges, and interest expense to EBITDA and limit, among other items, capital expenditures.

         Debt Summary

         Short-term: At January 31, 1999, the Company had no short-term borrowings, $4.6 million of letters of credit, and approximately $20.4 million available under its revolving credit facility.

         Long-term: The Company's long-term debt at January 31, 1999 is summarized as follows:

                                                   January 31,
                                                      1999
                                                  ------------
               Senior Term Loan
                  Tranche A due 2003............  $ 34,200,000
               Senior Term Loan
                  Tranche B due 2005............  $ 89,666,667
               Senior Subordinated Debt.........  $100,000,000
               Capital Leases...................  $    145,677
                                                  ------------
                  Total Debt....................  $224,012,344

               Less current portion of long-term
                  debt..........................  $  5,423,243
                                                  ------------
                  Long-term Debt................  $218,589,101
                                                  ============

         Aggregate debt maturities for the next five fiscal years are as follows:

               1999........................       $  5,423,243
               2000........................       $  6,810,000
               2001........................       $  9,279,101
               2002........................       $ 11,500,000
               2003........................       $ 27,250,000
               Thereafter..................       $163,750,000
                                                  ------------
                  Total....................       $224,012,344
                                                  ============

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

4.       Debt (continued):

         The components of net interest expense (income) were:

                               For the Fiscal Years Ended
                     ------------------------------------------------
                      January 31,       February 1,       February 2,
                         1999               1998             1997
                     ------------      ------------      ------------

Interest Income      $   (524,112)     $   (218,622)     $   (225,748)
Interest Expense       13,560,177         6,789,567           404,969
                     ------------      ------------      ------------
Net ............     $ 13,036,065      $  6,570,945      $    179,221
                     ============      ============      ============


5.       Income Taxes:

         PCA International, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax (benefit) expense attributable to income from operations are as follows:

                                For the Fiscal Years Ended
                     -----------------------------------------------
                     January 31,        February 1,      February 2,
                        1999               1998             1997
                     -----------       -----------       -----------
Current:
     Federal ..      $(2,128,296)      $ 2,491,486       $ 2,824,740
     State ....          377,361           714,587           957,859
                     -----------       -----------       -----------
                      (1,750,935)        3,206,073         3,782,599
                     -----------       -----------       -----------

Deferred:
     Federal ..       (3,044,361)        3,690,903        (1,270,094)
     State ....       (1,211,736)          660,344          (369,452)
                     -----------       -----------       -----------
                      (4,256,097)        4,351,247        (1,639,546)
                     -----------       -----------       -----------

Total Provision      $(6,007,032)      $ 7,557,320       $ 2,143,053
                     ===========       ===========       ===========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

5.       Income Taxes (continued):


         A reconciliation of the amount computed by applying the statutory federal income tax rate to income from operations to the consolidated income tax (benefit) provision follows:

                                                             For the Fiscal Years Ended
                                                      ----------------------------------------------
                                                      January 31,       February 1,      February 2,
                                                         1999              1998              1997
                                                      -----------       -----------      -----------

Tax (benefit) expense at statutory federal rates      $(7,535,870)      $ 5,539,338      $ 1,746,548

Tax effect of expenses not deductible ..........          229,860           218,392           71,011

State income taxes, net of federal income
    tax benefit ................................         (655,219)          907,454          388,349

Tax effect related to foreign subsidiary .......           20,674            73,078           14,200

Amortization of goodwill .......................          661,471           620,107             --

Merger Costs ...................................        1,072,027              --               --

Other ..........................................          200,025           198,951          (77,055)
                                                      -----------       -----------      -----------

Total (Benefit) Provision ......................      $(6,007,032)      $ 7,557,320      $ 2,143,053
                                                      ===========       ===========      ===========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

5.       Income Taxes (continued):


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1999 and February 1, 1998 are presented below:

                                                                            January 31,        February 1,
                                                                                1999              1998
                                                                           ------------       ------------
Deferred Tax Assets:

    Current:
       Accounts receivable, principally due to allowance for
          doubtful accounts .........................................      $    401,955       $    517,963
       Inventory, principally due to obsolescence reserve ...........           161,102            235,856
       Life and health, principally due to adoption of SFAS No. 106 .           759,812            339,210
       Stock options, principally due to compensation element .......              --              118,379
       Workers' compensation ........................................         2,485,809          2,811,175
       Reserves, principally due to accrual for financial reporting
          purposes ..................................................           328,822            878,659
       Studio closure costs, principally due to accrual for financial
          reporting purposes ........................................              --               93,426
                                                                           ------------       ------------
       Gross current deferred tax assets ............................         4,137,500          4,994,668

    Noncurrent:
       Alternative minimum tax and other tax credits ................         1,176,192            832,654
       Net operating loss carryforward ..............................         7,697,802          2,546,988
       Life and health, principally due to adoption of SFAS No. 106 .           825,826          1,009,407
       Intangibles ..................................................         1,180,051          1,888,075
       Stock options, principally due to compensation element .......           956,780               --
                                                                           ------------       ------------
       Gross noncurrent deferred tax assets .........................        11,836,651          6,277,124
                                                                           ------------       ------------

       Gross deferred tax assets ....................................        15,974,151         11,271,792
                                                                           ------------       ------------

Deferred Tax Liabilities:
    Noncurrent:
       Plant and equipment, principally due to differences in
          depreciation ..............................................        (8,461,838)        (7,182,724)
                                                                           ------------       ------------

Net Deferred Tax Assets .............................................      $  7,512,313       $  4,089,068
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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

5.       Income Taxes (continued):


         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences that were available at January 31, 1999.

         At January 31, 1999, the Company has federal net operating loss carryforwards of approximately $18,512,000 expiring in various amounts beginning 2010; however, net operating loss carryforwards may be subject to restriction under Section 382 and the separate return limitation year rules of the Internal Revenue Code due to the acquisition of ASI. Additionally, the Company has minimum tax credit carryforwards with indefinite expiration of approximately $1,176,000.

6.       Other Accrued Liabilities:


                                                  January 31,       February 1,
                                                      1999              1998
                                                  -----------      ------------

Costs accrued to complete church directories      $   966,230      $ 1,043,437

Accrued taxes other than income ............        1,287,552        1,175,602

Accrued interest ...........................        2,309,147          390,397

Accrued expenses ...........................        3,597,442        8,055,141
                                                  -----------      -----------

Total ......................................      $ 8,160,371      $10,664,577
                                                  ===========      ===========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

7.       Employee Benefits:

         The Company has a profit sharing plan with annual contributions by the Company as directed by the Board of Directors for all employees who meet certain eligibility requirements. For fiscal 1998, the Company did not make a contribution. Forfeitures in 1998 of $213,661 were distributed to the remaining participants in the Plan. Company contributions, net of forfeitures in fiscal 1997 and fiscal 1996, are as follows:


                      February 1,       February 2,
                          1998             1997
                      -----------       -----------

Contributions ..      $ 1,653,000       $   421,000

Forfeitures ....         (146,000)         (212,000)
                      -----------       -----------


Net Contribution      $ 1,507,000       $   209,000
                      ===========       ===========


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

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6% at January 31, 1999, and 7% at February 1, 1998 and February 2, 1997. There were no assumptions for trends since the Company's obligation was limited to the dollar amounts previously stated.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

7.       Employee Benefits (continued):


         The following tables set forth the change in projected benefit obligation and funded status of the plan as of January 31, 1999 and February 2, 1998:

                                                                  January 31,       February 1,
                                                                     1999              1998
                                                                  -----------       -----------
Change in benefit obligation:
     Benefit obligation at beginning of year ...............      $ 2,527,309       $ 2,889,663
     Benefits paid .........................................         (301,453)         (368,131)
     Interest cost .........................................          102,982           140,099
     Actuarial gain ........................................         (261,171)         (134,322)
                                                                  -----------       -----------
     Benefit obligation at end of year .....................        2,067,667         2,527,309
                                                                  ===========       ===========

     Funded status .........................................       (1,822,837)       (2,223,866)
     Unrecognized net actuarial gain .......................         (244,830)         (303,443)
                                                                  -----------       -----------
     Accrued benefit cost ..................................      $(2,067,667)      $(2,527,309)
                                                                  ===========       ===========

The components of net periodic benefit costs are as follows:

     Interest cost .........................................      $   102,982       $   140,099
     Amortization ..........................................          (34,645)          (31,560)
                                                                  -----------       -----------
     Net periodic benefit cost .............................      $    68,337       $   108,539
                                                                  ===========       ===========


         Of the above accrued pension cost, $1.9 million and $2.3 million at January 31, 1999 and February 1, 1998, respectively, is included in "Other liabilities" per the Consolidated Balance Sheets, while $250,000 is classified as "Other accrued liabilities" in both years.

8.       Commitments and Contingencies:

         The Company is obligated under operating leases with initial or remaining noncancelable terms in excess of one year which provide, in some instances, for the payment of taxes, insurance, and maintenance. The future minimum rental payments are not material.

         Certain of the Company's operating lease agreements have renewal options. Rental expense for all operating leases was $141,608; $296,567; and $237,923 for the fiscal years ended January 31, 1999; February 1, 1998; and February 2, 1997, respectively.

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

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

9.       Stock Options:

         The 1996 Omnibus Long-Term Compensation Plan (the "1996 Plan") provides for the issuance of up to 811,550 shares of the Company's common stock (the same number that had been available for issuance under the Company's 1990 Non-Qualified Stock Option Plan [the "1990 Plan"] and the 1992 Non-Qualified Stock Option Plan [the "1992 Plan"]). The 1996 Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards. Under the 1996 Plan, the Compensation Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (SARs), Performance Restricted Stock Awards, Performance Awards, and performance units ("Awards") to senior level employees of the Company. In addition, the 1996 Plan provides for the grant of stock options to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options. With the consummation of the Merger, 137,197 options held by certain members of management were rolled over as options to purchase shares of the surviving corporation company stock, with an option price of $8.00 per share. All other options outstanding as of the Recapitalization were canceled and the optionees received a cash payment equal to $26.50 less the option price multiplied by the number of shares represented by the options.

         The Company intends to adopt the PCA International, Inc. Stock Option Plan (the "New Option Plan"). The purpose of the New Option Plan is to provide for certain officers, directors and key personnel of the Company and certain of its affiliates an equity-based incentive to maintain and to enhance the performance and profitability of the Company.

         The New Option Plan authorizes the grant to participants of options to purchase shares of Common Stock equal to an aggregate of 12.5% of the outstanding Common Stock calculated as of the date of the Recapitalization Closing, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of changes in capitalization of the Company.

         Subject to the provisions of the New Option Plan, the option committee (the "Committee") appointed by the Board of Directors, or any person or persons designated by the Committee, will have sole and complete authority to determine the participants to whom options will be granted, the number of shares to be covered by each option, the exercise price therefor and the conditions and limitations applicable to the exercise thereof. As provided in each stock option agreement and in the New Option Plan, options become exercisable either over time ("Time Options") or after the Company achieves the Minimum EBITDA Target (as defined in the New Option Plan) ("Performance Options"). Except to the extent otherwise provided in the applicable stock option agreement, each Time Option will become exercisable with respect to 20% of the shares of Common Stock subject thereto on each of the first, second, third and fourth anniversaries of the date of grant if the grantee is still employed by the Company on each relevant date, and each Time Option will become 100% exercisable on the fifth anniversary of the date of grant if the grantee is still employed by the Company at such date. The extent to which Performance Options granted under this Plan will become

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

9.       Stock Options (continued):


         exercisable will be conditioned upon the attainment of the Minimum EBITDA Target in the relevant calculation period and will increase as EBITDA exceeds such Minimum EBITDA Target (up to a predetermined maximum). A Performance Option may be exercised only with respect to the applicable portion of the number of shares covered by such Performance Option and, upon exercise, will expire and be canceled with respect to any shares in excess thereof.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements with the exception of the rollover of options as a result of the Recapitalization. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                        For the Fiscal Years Ended
                                                          ---------------------------------------------------
                                                           January 31,        February 1,        February 2,
                                                              1999               1998                1997
                                                          ------------       -------------      -------------
Net income (loss) .................      As reported      $(17,213,719)      $   8,734,852      $   2,993,854
                                                          ============       =============      =============
                                         Pro forma        $(17,213,719)      $   8,365,608      $   2,374,079
                                                          ============       =============      =============

Basic (loss) earnings per
     share ........................      As reported      $      (3.13)      $        1.12      $        0.40
                                                          ============       =============      =============
                                         Pro forma        $      (3.13)      $        1.08      $        0.32
                                                          ============       =============      =============
Diluted (loss) earnings per
     share ........................      As reported      $      (3.13)      $        1.07      $        0.38
                                                          ============       =============      =============
                                         Pro forma        $      (3.13)      $        1.02      $        0.30
                                                          ============       =============      =============

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

9.       Stock Options (continued):


         The following table sets forth information regarding the 1990, 1992, and 1996 Plans and New Option Plan with respect to the exercise, cancellation, expiration, and grant of options during the previous three fiscal years:


                                                              Weighted
                                           Number of          Average
                                             Shares        Option Price
                                           ---------       ------------
Options outstanding January 28, 1996       1,904,450       $    9.76
     Exercised .....................        (434,300)      $    7.79
     Canceled ......................         (15,800)      $   10.10
     Expired .......................         (87,000)      $   16.22
     Granted .......................         468,700       $   17.10
                                           ---------
Options outstanding February 2, 1997       1,836,050       $   11.80
     Exercised .....................        (294,450)      $   10.86
     Canceled ......................         (72,200)      $   12.71
     Granted .......................          71,600       $   16.87
                                           ---------
Options outstanding February 1, 1998       1,541,000       $   12.17
     Exercised .....................         (46,300)      $   10.85
     Canceled ......................      (1,514,200)      $   12.36
     Granted .......................         438,697       $   20.61
                                           ---------
Options outstanding January 31, 1999         419,197       $   20.45
                                           =========

         At January 31, 1999, the range of exercise prices, the weighted average exercise price, and the weighted average contractual remaining life of options outstanding are as follows:


                               Options outstanding               Options exercisable
                   -----------------------------------------   ----------------------
                                   Wgt. avg.       Wgt. avg.                Wgt. avg.
    Range of         Number        remaining       exercise     Number      exercise
 exercise prices   outstanding  contractual life     price     exercisable    price
 ---------------   -----------  ----------------   ---------   -----------  ---------
      $8.00          137,197        7.6 years       $ 8.00      137,197       $8.00
     $26.50          282,000        7.6 years       $26.50            -        N.A.
                   -----------                                 -----------
 $8.00 to $26.50     419,197        7.6 years       $20.45      137,197       $8.00
                   ===========                                 ===========


         The Company's stock is no longer listed on a national exchange. The last shares traded on September 16, 1998. The Company is unable to determine the market price of its Common Stock.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997

10.      Common Stock:

         On March 20, 1996, the Company's Board of Directors increased the number of shares authorized for repurchase by 744,300, bringing the total number of shares authorized for repurchase to 1,000,000. During fiscal 1996, the Company purchased, in various transactions, 309,242 shares. The credit agreement dated August 25, 1998 restricts the Company from repurchasing any shares of the Company's stock.

11.      Earnings (Loss) Per Share:

         The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the previous three fiscal years:

                                                                  For the Fiscal Years Ended
                                                      -----------------------------------------------
                                                       January 31,       February 1,      February 2,
                                                           1999             1998             1997
                                                      ------------       ----------      ------------
BASIC EARNINGS (LOSS) PER COMMON
     SHARE:
     EARNINGS (LOSS) APPLICABLE TO
        COMMON STOCK:

        Net income (loss) ......................      $(17,213,719)      $8,734,852      $2,993,854
                                                      ============       ==========      ==========
        Weighted average number of common shares         5,501,701        7,779,176       7,522,188
                                                      ============       ==========      ==========
        Basic (loss) earnings per common share .      $      (3.13)      $     1.12      $     0.40
                                                      ============       ==========      ==========

DILUTED EARNINGS PER COMMON SHARE:
     EARNINGS (LOSS) APPLICABLE TO
        COMMON STOCK:

        Net Income (loss) ......................      $(17,213,719)      $8,734,852      $2,993,854
                                                      ============       ==========      ==========


     COMPUTATION OF DILUTED COMMON
        SHARES:
        Weighted average number of common shares
            outstanding ........................         5,501,701        7,779,176       7,522,188
        Dilutive effect of stock options .......              --            398,784         313,425
        Dilutive effect of warrants ............              --             17,148            --
                                                      ------------       ----------      ----------
        Weighted average number of common shares
            outstanding as adjusted ............         5,501,701        8,195,108       7,835,613
                                                      ============       ==========      ==========

     DILUTED EARNINGS (LOSS) PER COMMON
        SHARE:
        Net income (loss) ......................      $      (3.13)      $     1.07      $     0.38
                                                      ============       ==========      ==========

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1999,
                     FEBRUARY 1, 1998, AND FEBRUARY 2, 1997


12.      Unaudited Quarterly Financial Data:


                                                               For the Fiscal Year Ended January 31, 1999
                                                    ---------------------------------------------------------------
                                                    January 31,     November 1,         August 2,          May 3,
                                                        1999             1998             1998              1998
                                                    -----------     ------------      -----------      ------------
Sales .........................................     $71,068,356     $ 56,401,636      $44,968,306      $54,661,925

Gross Profit* .................................     $20,533,044     $ 11,787,383      $ 6,904,476      $13,085,048

Income (Loss) Before Extraordinary Items ......     $ 4,189,494     $(19,162,540)     $(1,962,318)     $   778,073

Extraordinary Loss on the Extinguishment of
     Debt, Net of Income Taxes of $396,705
     for the Quarter Ended November 1, 1998 ...     $      --       $  1,056,428      $      --        $      --

Net Income (Loss) .............................     $ 4,189,494     $(20,218,968)     $(1,962,318)     $   778,073

Weighted Average Number of Common Shares:
     Basic ....................................       2,357,052        3,770,118        7,947,879        7,931,757
     Diluted ..................................       2,401,151        3,770,118        7,947,879        8,373,084

(Loss) Earnings Per Common Share:
     Basic:
     Income From Operations ...................     $      1.78     $      (5.08)     $     (0.25)     $      0.10
     Extraordinary loss on Early Extinguishment
        of Debt ...............................     $      --       $      (0.28)     $      --        $      --
     Net (Loss) Income ........................     $      1.78     $      (5.36)     $     (0.25)     $      0.10
     Diluted:
     Income From Operations ...................     $      1.74     $      (5.08)     $     (0.25)     $      0.09
     Extraordinary loss on Early Extinguishment
        of Debt ...............................     $      --       $      (0.28)     $      --        $      --
     Net (Loss) Income ........................     $      1.74     $      (5.36)     $     (0.25)     $      0.09


                                         For the Fiscal Year Ended February 1, 1998
                                ------------------------------------------------------------
                                February 1,     November 2,      August 3,          May 4,
                                    1998            1997           1997              1997
                                -----------     -----------     -----------      -----------
Sales .....................     $75,834,923     $61,235,465     $47,136,830      $58,691,809

Gross Profit* .............     $25,569,922     $14,295,372     $ 7,376,925      $13,690,889

Net Income (Loss) .........     $ 7,811,302     $ 1,919,844     $(1,639,620)     $   643,326

Basic Earnings (Loss) Per
     Common Share .........     $      0.99     $      0.24     $     (0.21)     $      0.08

Diluted Earnings (Loss) Per
     Common Share .........     $      0.94     $      0.23     $     (0.20)     $      0.08


* Sales less advertising and promotional costs, costs of photographic sales, and store commissions and selling costs.

13.      Subsequent Events (Unaudited):


         The Company issued Series A convertible preferred stock to Jupiter on April 30, 1999 with rights to convert into PCA International, Inc. Common Stock. The proceeds from the preferred stock will be used to prepay $10 million of the Company's Credit Facility with the remainder to fund working capital requirements including the installation of new permanent studios.

                    PCA INTERNATIONAL, INC. AND SUBSIDIARIES


Schedule II.      Valuation and Qualifying Accounts


Column A                                           Column B         Column C        Column D        Column E
-------------------------------------------------  ---------------  -------------   -------------   -------------
                                                   Balance at       Charged to      Write-offs      Balance at
                                                   Beginning of     Costs and       Net of          End of
Classification                                     Period           Expenses        Recoveries      Period
-------------------------------------------------  ---------------  -------------   -------------   -------------

FISCAL YEAR ENDED JANUARY 31, 1999:

    Allowance for doubtful accounts..............     $ 1,315,666      $ 220,819       $(508,253)     $1,028,232
                                                   ===============  =============   =============   =============

FISCAL YEAR ENDED FEBRUARY 1, 1998:

    Allowance for doubtful accounts..............     $   867,961      $ 472,805       $ (25,100)     $1,315,666
                                                   ===============  =============   =============   =============

FISCAL YEAR ENDED FEBRUARY 2, 1997:

    Allowance for doubtful accounts..............     $ 1,011,350      $ 129,563       $(272,952)     $  867,961
                                                   ===============  =============   =============   =============