Form 10-Q
period 2002-11-03
PCA INTERNATIONAL INC
filed 2002-12-18
CIK 76791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission file number

PCA International, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-0888429
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

815 Matthews-Mint Hill Road
Matthews, North Carolina
28105
(Address of principal executive offices)
(Zip Code)

(704) 588-4351
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __                     No   X

As of December 18, 2002, there were 2,293,152 shares of the Registrant’s common stock outstanding.

(Page numbers refer to paper document only)

		Page No.
Part 1.	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of February 3, 2002 and November 3, 2002 (Unaudited)	3

	Condensed Consolidated Statements of Operations Thirteen Weeks and Thirty-Nine Weeks Ended October 28, 2001 (Unaudited) and November 3, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows Thirty-Nine Weeks Ended October 28, 2001 (Unaudited) and November 3, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations, Financial Condition and Cash Flow	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Part I. Financial Information

Item 1. Financial Statements

PCA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands, except share data)

	February 3, 2002	November 3, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,885	$5,260
Accounts receivable, net	1,493	2,583
Inventories	7,710	9,526
Deferred income taxes	1,294	1,294
Prepaid expenses and other assets	3,804	5,563

Total current assets	17,186	24,226
PROPERTY AND EQUIPMENT:
Land and improvements	2,305	2,305
Buildings and improvements	12,404	12,422
Photographic, sales and finishing equipment	109,562	118,503
Leasehold improvements	16,236	18,414
Construction in progress	1,889	3,718

Total	142,396	155,362
Less accumulated depreciation and amortization	91,500	98,477

Property and equipment, net	50,896	56,885
GOODWILL, NET	51,531	51,542
DEFERRED FINANCING COSTS, NET	11,317	10,101
INTANGIBLE AND OTHER ASSETS, NET	199	76

TOTAL ASSETS	$131,129	$142,830

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$9,000	$9,300
Current portion of long-term debt	11,333	91
Accounts payable—trade	24,231	29,092
Accrued insurance	3,120	3,686
Accrued income taxes	287	269
Accrued compensation	4,857	5,289
Accrued interest	4,236	9,424
Other accrued liabilities	9,741	15,398

Total current liabilities	66,805	72,549
LONG-TERM DEBT	197,628	220,747
DEFERRED INCOME TAXES	1,294	1,294
OTHER LIABILITIES	35,104	31,413

TOTAL LIABILITIES	300,831	326,003
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 PAR VALUE (AUTHORIZED—15,000 SHARES;ISSUED AND OUTSTANDING—15,000 SHARES)	7,688	8,120
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; issued and outstanding—2,293,152 shares)	458	458
Additional paid-in capital	—	2,861
Warrants to purchase Series A Redeemable Convertible Preferred
Stock (issued and outstanding at November 3, 2002—287)	—	642
Warrants to purchase common stock (issued and oustanding at February 3, 2002—508,300 and at November 3, 2002—306,610)	4,843	2,947
Deficit	(182,173)	(197,481)
Accumulated other comprehensive loss	(518)	(720)

Total shareholders’ deficiency	(177,390)	(191,293)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$131,129	$142,830

See notes to condensed consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar Amounts in Thousands)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2001	November 3, 2002	October 28, 2001	November 3, 2002
SALES	$61,097	$67,973	$167,180	$197,419
COST OF SALES	47,654	54,604	132,545	154,051

GROSS PROFIT	13,443	13,369	34,635	43,368
GENERAL AND ADMINISTRATIVE	9,553	9,763	27,046	29,870
AMORTIZATION OF INTANGIBLES	493	48	1,479	144

INCOME FROM OPERATIONS	3,397	3,558	6,110	13,354
INTEREST EXPENSE, net	(7,690)	(7,652)	(22,437)	(21,462)
OTHER EXPENSE, net	(1,516)	(92)	(5,775)	(2,153)

LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(5,809)	(4,186)	(22,102)	(10,261)
INCOME TAX PROVISION	(3)	—	(178)	(47)

LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(5,812)	(4,186)	(22,280)	(10,308)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF INCOME TAX BENEFIT AND VALUATION ALLOWANCE	—	—	—	(4,568)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(1,728)	—

NET LOSS	$(5,812)	$(4,186)	$(24,008)	$(14,876)

See notes to condensed consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar Amounts in Thousands)

	For the Thirty-Nine Weeks Ended
	October 28, 2001	November 3, 2002
OPERATING ACTIVITIES:
Net loss	$(24,008)	$(14,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,495	7,156
Amortization of deferred financing costs	2,280	1,689
Interest expense-effective interest method	(87)	(509)
Cumulative effect of accounting change	1,728	—
Change in fair value of derivative instruments	5,775	2,153
Early extinguishment of debt	—	4,568
Amortization of debt discounts	—	219
Decrease in allowance for doubtful accounts	(31)	—
Loss on disposal of property and equipment	181	36
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	113	(1,090)
Inventories	(2,053)	(1,816)
Prepaid expenses and other assets	(856)	(1,759)
Accounts payable — trade	6,195	4,861
Accrued expenses	7,585	13,485
Other accrued liabilities	(1,084)	259

Net cash provided by operating activities	4,233	14,376

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,287)	(13,213)

Net cash used in investing activities	(10,287)	(13,213)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	162,060
Proceeds from issuance of PCA International, Inc. senior subordinated discount notes	—	30,000
Proceeds from issuance of PCA LLC senior subordinated notes	—	10,000
Increase in borrowings under senior secured credit facility	17,701	53,700
Repayment of senior secured credit facility and capital lease obligations	(9,178)	(38,962)
Repayment of senior subordinated term loans	—	(204,893)
Deferred financing costs	(1,715)	(10,635)

Net cash provided by financing activities	6,808	1,270

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(311)	(58)

INCREASE IN CASH AND CASH EQUIVALENTS	443	2,375
CASH AND CASH EQUIVALENTS:
Beginning of period	4,822	2,885

End of period	$5,265	$5,260

See notes to condensed consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar Amounts in Thousands, except where noted)

1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation. Operating results for the thirteen and thirty-nine week periods ended November 3, 2002, are not necessarily indicative of the results for the year ending February 2, 2003. These financial statements should be read in conjunction with the consolidated financial statements included in Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 20, 2002.

2.    IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company is currently assessing the impact of this SFAS which is applicable to exit or disposal activities initiated after December 31, 2002.

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company is currently assessing the impact of this FIN which is applicable to guarantees issued or modified after December 31, 2002.

3.    SEASONALITY

Sales of portrait photography and ancillary portrait photography products are highly seasonal, with the holiday season accounting for a high percentage of sales as well as operating income. The fourth quarter (early November through late January) typically produces a large percentage of the Company’s annual sales and operating income.

4.    COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen and thirty-nine weeks ended October 28, 2001 and November 3, 2002 was comprised of the following:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2001	November 3, 2002	October 28, 2001	November 3, 2002
Net loss	$(5,812)	$(4,186)	$(24,008)	$(14,876)
Foreign currency translation adjustment, net of taxes	(259)	(49)	(292)	(202)

Total comprehensive loss	$(6,071)	$(4,235)	$(24,300)	$(15,078)

5.    DERIVATIVE:  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with a 1999 recapitalization, the Company issued $15 million in Series A redeemable convertible preferred stock (“Series A”) for cash proceeds of $14.9 million. Currently, the Series A is convertible at any time and is redeemable at April 30, 2011 at the greater of (a) $1,000 per share or (b) the fair value of the Company’s common stock into which it is convertible, plus all declared and unpaid dividends. The

Series A meets the definition of a hybrid instrument requiring bifurcation and separate accounting under SFAS No. 133; therefore, the Company separated an embedded derivative from the hybrid instrument based on their relative fair values and classified the embedded derivative as a component of other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the embedded derivative are classified as a component of other expense in the condensed consolidated statement of operations. For the thirty-nine weeks ended November 3, 2002, and October 28, 2001, the mark-to-market change in the fair value of the derivative instrument resulted in a charge of $2.2 million and $5.8 million, respectively. As of November 3, 2002, the fair value of the embedded derivative was $26.7 million and was included in other liabilities in the condensed consolidated balance sheets. On December 9, 2002, the Company’s shareholders approved changes in the provisions of the Series A, including changes to the required payments upon redemption and upon the occurrence of certain extraordinary events. The Company determined the embedded derivative will no longer meet the requirements for bifurcation and separate accounting. These changes will be effective upon the filing of a restated articles of incorporation. See Note 11.

6.    OTHER LIABILITIES

Other liabilities are comprised of:

	February 3, 2002	November 3, 2002
Fair value of embedded derivative in Series A Redeemable
Convertible Preferred Stock	$24,516	$26,669
Accrued effective interest on increasing rate long-term debt	6,103	—
Long-term portion of retiree benefit obligation	1,504	1,328
Long-term portion of workers’ compensation obligations	2,981	3,416

	$35,104	$31,413

7. GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and certain intangible assets with indefinite lives are not subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their useful lives. SFAS No. 142 was effective for the Company on February 4, 2002. In accordance with SFAS No. 142, goodwill will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules beginning February 4, 2002.

The adoption of SFAS No. 142 required the Company to perform an initial impairment assessment on goodwill as of February 4, 2002. The Company compared the respective fair values of its two reporting units, retail and institutional portraiture, with the reporting units’ carrying amounts. Fair value was estimated utilizing the income approach which considers anticipated future cash flows, which are discounted or capitalized at an appropriate rate of return to reflect the time value of money and risks and uncertainties inherent in the business. Based on this comparison, the Company determined there was no impairment in the carrying value of goodwill as of February 4, 2002.

The pro forma effects of the non-amortization provisions of SFAS No. 142 are as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2001	November 3, 2002	October 28, 2001	November 3, 2002
Reported net loss	$(5,812)	$(4,186)	$(24,008)	$(14,876)
Add back: Goodwill amortization	445	—	1,335	—

Adjusted net loss	$(5,367)	$(4,186)	$(22,673)	$(14,876)

The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	February 3, 2002	November 3, 2002
Amortized intangible assets
(noncompete agreements):
Gross carrying amount	$1,090	$1,090

Accumulated amortization	$(898)	$(1,042)

Unamortized intangible assets:
Goodwill	$51,531	$51,542

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2001	November 3, 2002	October 28, 2001	November 3, 2002
Aggregate amortization expense	$493	$48	$1,479	$144

8.    GERMAN OPERATIONS

During the thirty-nine weeks ended November 3, 2002, the Company created a German subsidiary, PCA International Deutschland GmbH, to operate portrait studios in select Wal-Mart stores in Germany. The first studio opened on August 23, 2002. At November 3, 2002, the Company operated six permanent studios in Germany. Costs of opening these studios were charged to operations as incurred.

9.    BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves permanent and traveling studios in retail stores and military bases in the United States, Canada, Mexico and Germany. The Institutional Portraiture segment serves institutional markets such as church congregations and schools.

The Company evaluates performance and allocates resources based on sales, gross profit excluding depreciation and amortization, and Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA as income (loss) before extraordinary items and cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in our Series A plus interest, taxes, depreciation, amortization and certain nonrecurring charges associated with closing Kmart stores, merger related expenses and management restructuring expenses. Goodwill is entirely related to the retail portraiture segment.

Business Segment Data	Retail Portraiture	Institutional Portraiture	Consolidated

For the thirteen weeks ended October 28, 2001

Sales	$57,796	$3,301	$61,097
Gross profit before depreciation and amortization	14,713	819	15,532
General and administrative before depreciation and amortization	7,758	585	8,343

Adjusted EBITDA	6,955	234	7,189
Depreciation and amortization in cost of sales			(2,089)
Depreciation and amortization in general and administrative			(274)
Nonrecurring expenses			(936)
Amortization of intangibles			(493)
Interest expense, net			(7,690)
Other expense			(1,516)

Loss before income taxes			$(5,809)

For the thirteen weeks ended November 3, 2002

Sales	$63,303	$4,670	$67,973
Gross profit before depreciation and amortization	14,446	807	15,253
General and administrative before depreciation and amortization	8,583	712	9,295

Adjusted EBITDA	5,863	95	5,958
Depreciation and amortization in cost of sales			(1,884)
Depreciation and amortization in general and administrative			(451)
Nonrecurring expenses			(17)
Amortization of intangibles			(48)
Interest expense, net			(7,652)
Other expense			(92)

Loss before income taxes			$(4,186)

Business Segment Data	Retail Portraiture	Institutional Portraiture	Consolidated

For the thirty-nine weeks ended October 28, 2001

Sales	$160,631	$6,549	$167,180
Gross profit before depreciation and amortization	39,585	1,227	40,812
General and administrative before depreciation
and amortization	23,493	1,340	24,833

Adjusted EBITDA	16,092	(113)	15,979
Depreciation and amortization in cost of sales			(6,177)
Depreciation and amortization in general and administrative			(839)
Nonrecurring expenses			(1,374)
Amortization of intangibles			(1,479)
Interest expense, net			(22,437)
Other expense			(5,775)

Loss before income taxes and cumulative effect of accounting change			$(22,102)

For the thirty-nine weeks ended November 3, 2002

Sales	$186,580	$10,839	$197,419
Gross profit before depreciation and amortization	47,258	1,750	49,008
General and administrative before depreciation
and amortization	26,041	2,137	28,178

Adjusted EBITDA	21,217	(387)	20,830
Depreciation and amortization in cost of sales			(5,640)
Depreciation and amortization in general and administrative			(1,372)
Nonrecurring expenses			(320)
Amortization of intangibles			(144)
Interest expense, net			(21,462)
Other expense			(2,153)

Loss before income taxes and extraordinary loss			$(10,261)

Geographic Data as of and for the Thirty-nine Weeks Ended:
	United States	Canada	Mexico	Germany	Consolidated
October 28, 2001
Sales	$154,505	$8,766	$3,909	$—	$167,180
Long-term assets	95,623	4,778	2,065	—	102,466

November 3, 2002
Sales	$181,805	$10,737	$4,858	$19	$197,419
Long-term assets	100,225	5,186	2,960	133	108,504

10.    DEBT RESTRUCTURING

On June 27, 2002, PCA LLC (“Issuer”) and PCA Finance Corp. (“Co-issuer”) issued $165 million in senior notes due 2009 (“Senior Notes”). In connection with this issuance, the Company contributed all of the equity it held in its subsidiaries to PCA LLC, a newly formed entity, so that all subsidiaries are directly or indirectly owned by PCA LLC. Additionally, PCA LLC entered into an agreement with the Company whereby the Company transferred substantially all of its assets and assigned all contracts to which it was a party, except for certain instruments relative to its stock option plan and other equity arrangements, to PCA LLC. In accordance with SFAS No. 141, the Company has recorded this transfer of equity interests and assets at carrying amounts since the exchange occurred between entities under common control. Payment of the $165 million senior notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries.

PCA LLC entered into a new senior secured credit facility on June 27, 2002, which allows PCA LLC to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of November 3, 2002, $29.3 million was outstanding under the facility. Also on June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes (“Opco Notes”). The Opco Notes are subordinated to the new senior secured credit facility and the senior notes and are guaranteed by the Company and all of PCA LLC’s domestic subsidiaries. Also on June 27, 2002, the Company issued $30.0 million of senior subordinated discount notes (“Parent Notes”). The Parent Notes are subordinated to the guarantee of the new senior secured credit facility and the senior notes by the Company. At November 3, 2002, the Company was in compliance with covenants under the terms of the Senior Notes, senior secured credit facility, Opco Notes, and Parent Notes.

The net proceeds of $157.1 million from the issuance of the senior notes by PCA LLC were used, together with borrowings under the new senior secured credit facility ($24.9 million) and the proceeds from the sale of the Opco Notes ($9.7 million), to pay a dividend to the Company ($191.7 million). The Company used such dividend, together with the proceeds from the sale of the Parent Notes ($29.1 million), to repay its previously outstanding senior secured credit facility ($113.3 million), its previously outstanding senior subordinated term loans ($104.9 million), and related interest and fees ($2.6 million). As a result of these extinguishments, the Company has realized an extraordinary loss on the early extinguishment of debt in the thirty-nine weeks ended November 3, 2002, of $4.6 million, net of taxes and valuation allowance. The loss is comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

The Company has determined separate, complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following information sets forth condensed consolidated financial statements of the guarantor and non-guarantor companies.

CONDENSED CONSOLIDATING BALANCE SHEET
November 3, 2002
(unaudited)

	Parent	Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$5,103	$157	$—	$5,260
Accounts receivable, net	—	2,295	288	—	2,583
Inventories	—	9,474	52	—	9,526
Deferred income taxes	—	1,294	—	—	1,294
Prepaid expenses and other assets	—	4,995	568	—	5,563

Total current assets	—	23,161	1,065	—	24,226

Investments and intercompany receivables	(128,044)	(24,423)	(2,401)	154,868	—
Property and equipment, net	—	53,808	3,077		56,885
Goodwill, intangible and other assets, net	—	51,600	15	3	51,618
Deferred financing costs, net	—	10,101	—	—	10,101

Total assets	$(128,044)	$114,247	$1,756	$154,871	$142,830

Liabilities and shareholders’ deficiency:
Short-term borrowings	$—	$9,300	$—	$—	$9,300
Current portion of long-term debt	—	91	—	—	91
Accounts payable—trade	—	28,978	114	—	29,092
Accrued insurance	—	3,686	—	—	3,686
Accrued income taxes	—	269	—	—	269
Accrued compensation	—	5,255	34	—	5,289
Other accrued liabilities	—	24,800	22	—	24,822

Total current liabilities	—	72,379	170	—	72,549

Long-term debt, less current portion	28,460	192,287	—	—	220,747
Deferred income taxes	—	1,294	—	—	1,294
Other liabilities	26,669	4,744	—	—	31,413
Series A redeemable convertible preferred stock	8,120	—	—	—	8,120
Total shareholders’ deficiency	(191,293)	(156,457)	1,586	154,871	(191,293)

Total liabilities and shareholders’ deficiency	$(128,044)	$114,247	$1,756	$154,871	$142,830

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Weeks Ended October 28, 2001
(unaudited)

	Parent	Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$59,794	$1,303	$—	$61,097
Cost of sales	—	46,915	1,176	(437)	47,654

Gross profit	—	12,879	127	437	13,443
General and administrative	—	8,926	190	437	9,553
Amortization of intangibles	—	493	—	—	493

Income from operations	—	3,460	(63)	—	3,397
Interest expense, net	—	(7,690)	—	—	(7,690)
Other expense	(1,516)	—	—	—	(1,516)
Investment income (loss) in equity of wholly- owned subsidiary	(4,296)	(63)	—	4,359	—

Income (loss) before income taxes	(5,812)	(4,293)	(63)	4,359	(5,809)
Income tax provision	—	(3)	—	—	(3)

Net income (loss)	$(5,812)	$(4,296)	$(63)	$4,359	$(5,812)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended November 3, 2002
(unaudited)

	Parent	Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$66,284	$1,689	$—	$67,973
Cost of sales	—	53,581	1,611	(588)	54,604

Gross profit	—	12,703	78	588	13,369
General and administrative	—	8,834	341	588	9,763
Amortization of intangibles	—	48	—	—	48

Income from operations	—	3,821	(263)	—	3,558
Interest expense, net	—	(7,652)	—	—	(7,652)
Other expense	(92)	—	—	—	(92)
Investment income (loss) in equity of wholly-owned subsidiary	(4,094)	(263)	—	4,357	—

Net income (loss)	$(4,186)	$(4,094)	$(263)	$4,357	$(4,186)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirty-Nine Weeks Ended October 28, 2001
(unaudited)

	Parent	Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$163,271	$3,909	$—	$167,180
Cost of sales	—	129,914	3,068	(437)	132,545

Gross profit	—	33,357	841	437	34,635
General and administrative	—	26,151	458	437	27,046
Amortization of intangibles	—	1,479	—	—	1,479

Income from operations	—	5,727	383	—	6,110
Interest expense, net	—	(22,439)	2	—	(22,437)
Other expense	(5,775)	—	—	—	(5,775)
Investment income (loss) in equity of wholly- owned subsidiary	(16,505)	218	—	16,287	—

Income (loss) before income taxes and cumulative effect of accounting change	(22,280)	(16,494)	385	16,287	(22,102)
Income tax provision	—	(11)	(167)	—	(178)

Income (loss) before cumulative effect of accounting change	(22,280)	(16,505)	218	16,287	(22,280)
Cumulative effect of accounting change	(1,728)	—	—	—	(1,728)

Net income (loss)	$(24,008)	$(16,505)	$218	$16,287	$(24,008)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Thirty-Nine Weeks Ended November 3, 2002
(unaudited)

	Parent	Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$192,542	$4,877	$—	$197,419
Cost of sales	—	150,503	4,436	(888)	154,051

Gross profit	—	42,039	441	888	43,368
General and administrative	—	28,020	962	888	29,870
Amortization of intangibles	—	144	—	—	144

Income from operations	—	13,875	(521)	—	13,354
Interest expense, net	—	(21,460)	(2)	—	(21,462)
Other expense	(2,153)	—	—	—	(2,153)
Investment income (loss) in equity of wholly-owned subsidiary	(12,723)	(570)	—	(13,293)	—

Income (loss) before income taxes and extraordinary loss	(14,876)	(8,155)	(523)	(13,293)	(10,261)
Income tax provision	—	—	(47)	—	(47)

Income (loss) before extraordinary loss	(14,876)	(8,155)	(570)	(13,293)	(10,308)
Extraordinary loss	—	(4,568)	—	—	(4,568)

Net income (loss)	$(14,876)	$(12,723)	$(570)	(13,293)	$(14,876)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Thirty-Nine Weeks Ended October 28, 2001

	Parent	Issuer’s Predecessor and Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$3,947	$286	$—	$4,233

Net cash used in investing activities	—	(10,028)	(259)	—	(10,287)

Net cash provided by financing activities	—	6,808	—	—	6,808

Effect of exchange rate changes on cash	—	(281)	(30)	—	(311)

Increase (decrease) in cash and cash equivalents	—	446	(3)	—	443
Cash and cash equivalents at beginning of period	—	4,761	61	—	4,822

Cash and cash equivalents at end of period	$—	$5,207	$58	$—	$5,265

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Thirty-Nine Weeks Ended November 3, 2002
(unaudited)

	Parent	Issuer’s Predecessor and Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$13,544	$832	$—	$14,376

Net cash used in investing activities	—	(12,168)	(1,045)	—	(13,213)

Net cash provided by financing activities	—	1,270	—	—	1,270

Effect of exchange rate changes on cash	—	(221)	163	—	(58)

Increase (decrease) in cash and cash equivalents	—	2,425	(50)	—	2,375
Cash and cash equivalents at beginning of period	—	2,678	207	—	2,885

Cash and cash equivalents at end of period	$—	$5,103	$157	$—	$5,260

11.	SUBSEQUENT EVENTS

A special meeting of the shareholders of the Company was held on December 9, 2002. A proposal to amend the Company’s articles of incorporation to (a) increase the authorized number of Series A from 15,000 to 15,287 shares, and (b) modify the provisions of the Series A relating to required payments upon redemption and upon the occurrence of certain extraordinary events was discussed and approved.

The increase in authorized shares of Series A is necessary to permit the issuance of such shares upon the future exercise of warrants to purchase Series A granted by the Company to GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. in connection with the debt restructuring discussed in Note 10.

        Upon the filing of a restated articles of incorporation, the Company will have modified the liquidation and redemption provisions of the Series A. The redemption of the Series A by the Company will be at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, the Company has determined the embedded derivative in the Series A will no longer meet the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Item 2.     Management’s Discussion and Analysis of Results of Operation, Financial Condition and Cash Flow

Results	of Operations

Thirteen	Weeks and Thirty-Nine Weeks Ended November 3, 2002 Compared With Thirteen Weeks and Thirty-Nine Weeks Ended October 28, 2001.

Sales for the thirteen weeks ended November 3, 2002 (“Q3 2002”) increased 11.3% to $68.0 million from $61.1 million for the thirteen weeks ended October 28, 2001 (“Q3 2001”). Sales for the thirty-nine weeks ended November 3, 2002 (“YTD 2002”) increased 18.1% to $197.4 million from $167.2 million for the thirty-nine weeks ended October 28, 2001 (“YTD 2001”). Sales from our Wal-Mart business were the largest contributor to growth, increasing 9.2% in Q3 2002 to $62.7 million from $57.4 million in Q3 2001 and 15.8% in YTD 2002 to $184.9 million from $159.7 million in YTD 2001. The increase in Q3 2002 was the result of sales from newly opened permanent studios of $5.3 million. The increase in YTD 2002 was the result of the following: (1) an increase in same store sales of 5.8% or $8.2 million; (2) sales from newly opened permanent studios of $15.9 million; and (3) a $1.1 million increase in sales in our traveling locations. We ended Q3 2002 with 1,964 permanent studios, representing 227 more studios than at the end of Q3 2001.

Gross profit decreased 0.6% to $13.4 million in Q3 2002 from $13.4 million in Q3 2001 and increased 25.2% to $43.4 million in YTD 2002 from $34.6 million in YTD 2001. Gross profit as a percentage of sales decreased to 19.7% in Q3 2002 from 22.0% in Q3 2001 and increased to 22.0% in YTD 2002 from 20.7% in YTD 2001. We attribute our increase in gross profit in YTD 2002 to the increase in overall sales, as well as to higher margins as we leveraged our manufacturing capacity and our store labor efficiency. However, the decrease we experienced in Q3 2002 was the result of higher manufacturing and store labor costs as we prepared earlier for our Christmas holiday season in Q4. We anticipate our Q4 2002 gross profit will improve with increased sales and efficiencies in both manufacturing and store labor.

General and administrative expenses increased 2.2% in Q3 2002 to $9.8 million from $9.6 million in Q3 2001 and 10.4% in YTD 2002 to $29.9 million from $27.0 million in YTD 2001. These general and administrative expenses in Q3 2002 and YTD 2002 included $17,000 and $320,000, respectively, related to management restructuring expenses (executive severance, search and relocation). General and administrative expenses as a percentage of sales were 14.4% and 15.6% for Q3 2002 and Q3 2001, and 15.1% and 16.2% for YTD 2002 and YTD 2001, respectively. This decrease as a percentage of sales is a result of the increase in sales coupled with management’s focus on controlling overall corporate expenses.

Operating income increased 4.7% in Q3 2002 to $3.6 million from $3.4 million in Q3 2001 and 118.6% in YTD 2002 to $13.4 million from $6.1 million in YTD 2001. Operating income as a percentage of sales decreased to 5.2% in Q3 2002 from 5.6% in Q3 2001 and increased to 6.8% in YTD 2002 from 3.7% in YTD 2001. These changes reflect the net effect of changes in gross profit and general and administrative expenses as described above.

Net interest expense decreased 0.5% in Q3 2002 to $7.7 million from $7.7 million in Q3 2001 and 4.3% in YTD 2002 to $21.5 million from $22.4 million in YTD 2001 as a result of a decrease in our overall effective interest rate.

Other expense was $92,000 in Q3 2002 as compared to $1,516,000 in Q3 2001. Other expense was $2.2 million in YTD 2002 as compared to $5.8 million in YTD 2001. Other expense represents the mark-to-market adjustment for the derivative in our Series A redeemable convertible preferred stock, which meets the criteria of an embedded derivative under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), which we adopted in fiscal 2001. The embedded derivative value is computed based on several factors including the underlying value of our common stock at a point in time. Subsequent to Q3 2002 on December 9, 2002, our shareholders approved modifications to the terms of our Series A redeemable convertible preferred stock, and we have determined, based on these modified terms, the embedded derivative will no longer meet the requirments for bifurcation and separate accounting. Therefore, we do not anticipate future mark-to-market adjustments, beyond the effective date of the modifications, in other expense related to this derivative.

Our loss before extraordinary loss and the cumulative effect of accounting changes decreased to $4.2 million in Q3 2002 from $5.8 million in Q3 2001 and to $10.3 million in YTD 2002 from $22.2 million in YTD 2001. The decrease in net loss is a result of the net effect of changes in gross profit, general and administrative expenses, net interest expense and other expense as described above.

In YTD 2002, we retired $218.2 million of senior and senior subordinated debt resulting in an extraordinary loss of $4.6 million, net of taxes and valuation allowance, relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Liquidity and Capital Resources

Liquidity.    Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During YTD 2002, we have used $13.2 million in cash on capital expenditures. However, we have seen an improvement in our working capital position (our working capital deficit has decreased by $1.3 million during YTD 2002), primarily as a result of our retirement of our previous debt structure and replacing it with a more favorable debt amortization schedule. From the end of 1998 until our debt restructuring on June 27, 2002, we had experienced an increase in our working capital deficit due to our exiting Kmart store locations while aggressively expanding our Wal-Mart relationship. Based upon the current and forecasted level of operations, management believes that cash flow from operations and available cash (improved as a result of changing our debt amortization), together with available borrowings under our senior secured credit facility, will be adequate to meet our liquidity needs on both a short term and long term basis.

Management’s assumption of the cash flow generated from operations is based on projections of our performance, which includes assumptions of the growth in number of studio locations and growth in comparable store sales, among other factors. If these projections are not attained, this could adversely impact the amount of cash generated from operations and our access to additional borrowings.

Due to the seasonality of our operations, cash is generally consumed during the first three quarters and generated during the remaining fourth quarter. During the Christmas season, which falls in our fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the year.

On June 27, 2002, we completed an offering of $165 million 11.875% senior notes through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp., due 2009. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by PCA International, Inc. and certain of PCA LLC’s wholly owned subsidiaries. We also entered into a new senior secured credit facility on June 27, 2002, which allows us to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of November 3, 2002, $29.3 million was outstanding in revolving loans in addition to $10.1 million in letters of credit. We had additional availability of $10.6 million. As of November 3, 2002, the weighted average interest rate on this facility was 5.63%. Also on June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes due June 27, 2010. These notes are subordinated to our senior secured credit facility and our senior notes and are guaranteed by PCA International, Inc. and all of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. Also on June 27, 2002, PCA International, Inc. issued $30.0 million of senior subordinated discount notes due June 27, 2010. These notes are subordinated to the guarantee of our senior secured credit facility and our senior notes by PCA International, Inc. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. Each of these individual debt instruments contain covenants which we were in compliance with at November 3, 2002.

Capital Expenditures.    Capital expenditures were $13.2 million in YTD 2002. Capital expenditures were principally for equipment and leasehold improvements in new permanent studios, as well as for expenditures for the upgrade of certain processing equipment in our two laboratory and processing facilities, and new computing equipment in our corporate office. Capital expenditures were financed from operations in addition to borrowings under our senior secured credit facility. The most significant capital expenditures contemplated over the next five years will be for new studio openings.

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $14.4 million in YTD 2002 and $4.2 million in YTD 2001. The increase in cash provided by operating activities was primarily due to the $7.2 million increase in our income from operations and the $4.0 million increase in net cash provided by net operating liabilities.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $13.2 million in YTD 2002 and $10.3 million in YTD 2001. Net cash used in investing activities increased $2.9 million in YTD 2002. The primary reason for these increases is the acceleration of our expansion in the Wal-Mart host environment.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $1.3 million in YTD 2002 and $6.8 million in YTD 2001. Financing activities in YTD 2002 primarily related to the issuance of new debt instruments and using the proceeds to repay prior existing debt instruments as well as ordinary borrowings and repayments under our senior secured credit facility.

Recent Developments

During the thirty-nine week period ended November 3, 2002, we created a German subsidiary, PCA International Deutschland GmbH, to operate portrait studios in select Wal-Mart stores in Germany. The first such studio was opened August 23, 2002. At November 3, 2002, we operated six permanent studios in Germany. Costs of opening these studios were charged to operations as incurred. No material costs were incurred during the thirty-nine week period ended November 3, 2002.

Also on August 23, 2002, we filed a Registration Statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission with respect to an exchange offer for $165 million of PCA LLC’s and PCA Finance Corp.’s 11.875% Senior Notes due 2009. Most recently, we filed Amendment No. 2 to the Registration Statement on November 20, 2002. The Registration Statement was declared effective by the Securities Exchange Commission on December 4, 2002.

On December 9, 2002, we held a special meeting of the shareholders of PCA International, Inc. (“Parent”). A proposal to amend Parent’s articles of incorporation to (a) increase the authorized number of Series A Preferred Stock (“Series A”) from 15,000 to 15,287 shares, and (b) modify the provisions of the Series A relating to required payments upon redemption and upon the occurrence of certain extraordinary events was discussed and approved and will be effective upon the filing of a restated articles of incorporation.

The increase in authorized shares of Series A is necessary to permit the issuance of such shares upon the future exercise of warrants to purchase Series A granted by Parent to GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. in connection with our debt restructuring on June 27, 2002.

Upon the filing of a restated articles of incorporation, we will have modified the liquidation and redemption provisions of the Series A. The redemption of the Series A by Parent will be at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, we have determined the embedded derivative in the Series A will no longer meet the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133. Consequently, there should be no further mark-to-market adjustments, which are recorded in other expense, for an embedded derivative in the Series A beyond the effective date of these modifications. The fair value of the embedded derivative as of November 3, 2002, was $26.7 million.

Forward-Looking Statements

Information included in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to studio growth, sales growth, market share growth and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise, other than required by law, any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

•
Changes in the discount retail environment. These include, changes in host environment store opening plans, changes in consumer shopping preferences, competitive product/service and pricing pressures and our ability to gain or maintain share of sales in the market as a result of actions by competitors. Factors such as these could impact our earnings, share of sales and comparable store sales.

•	Adverse economic and/or weather conditions, which could reduce the demand for our products/services.

•	Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities.

•
Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

•	The effectiveness of our advertising, marketing and promotional programs.

•	Our suppliers’ abilities to meet the demands of our rapid expansion.

•
Our ability to achieve our business plans and forecasts, which are generated based on projected customer traffic and sales of various products, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

•	Economic and political conditions, especially in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

•	The uncertainties of litigation, as well as other risks and uncertainties, which may arise from time to time in the ordinary course of business.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. During 2000, we entered into an interest rate cap that establishes a maximum interest rate for a specified dollar amount of debt. If the current market interest rate is below the maximum agreed-upon rate, we will pay interest on the specified dollar amount of debt, based on the current market rate. If the current market rate is greater than the maximum agreed-upon rate, we will pay interest on the specified dollar amount of debt based on the maximum rate. The fair market value of the cap at November 3, 2002, was $0. The interest rate cap agreement expired December 3, 2002. As of November 3, 2002, we have not entered into any other interest rate hedging agreements. Based on the aggregate principal amount of floating rate debt that we had on November 3, 2002, a 100 basis point movement in the interest rate on our floating rate debt would result in an annualized increase or decrease of approximately $0.3 million in net interest expense and cash flows.

We conduct business in foreign currencies in Canada, Germany and Mexico. A 10% change in the value of all foreign currencies would not have a material effect on our financial position, liquidity or results of operations.

The value of the embedded derivative in the Series A fluctuates based upon the value of our common stock. Based on an analysis conducted by Marshall & Stevens Incorporated, a provider of valuation and financial consulting services, a $1.00 or $2.00 change in the price of our common stock (holding all other variables constant) would cause a $1.781 million or a $3.571 million change, respectively, in the carrying value of the embedded derivative in our outstanding Series A on our balance sheet, with a corresponding income or expense in our statement of operations.

Item 4.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

Part II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following exhibits are being filed as part of this Report:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

(b)  Reports on Form 8-K:

The Company has filed no Form 8-K reports.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCA INTERNATIONAL, INC. (Registrant)

By:	/S/ BARRY FELD
Barry Feld
President, Chief Executive Officer, and Chairman of the Board

By:	/S/ DONALD NORSWORTHY
Donald Norsworthy Executive Vice President, Chief Financial Officer, and Treasurer

Dated:	December 18, 2002

CERTIFICATIONS

I, Barry Feld, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of PCA International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002

By:	/S/ BARRY FELD
Barry Feld
President, Chief Executive Officer, and Chairman of the Board

I, Donald Norsworthy, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of PCA International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

By:	/S/ DONALD NORSWORTHY
Donald Norsworthy
Executive Vice President, Chief Financial Officer, and Treasurer