Form 10-K
period 2003-02-02
PCA INTERNATIONAL INC
filed 2003-05-02
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-8550

PCA International, Inc.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0888429
(State or other jurisdiction of incorporation ororganization)	(I.R.S. Employer Identification No.)

815 Matthews-Mint Hill Road Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 588-4351

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 4, 2002, was $5,430,130. This value is based on a price per share of Common Stock of $19.10 on such date.

The number of shares of Common Stock outstanding as of May 2, 2003 was 2,293,152.

PCA INTERNATIONAL, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 2, 2003

PART I

ITEM 1.    BUSINESS

Overview

PCA International, Inc. (and its subsidiaries, together referred to as “PCA” unless otherwise noted) is one of the largest providers of professional portrait photography products and services in North America based on sales, number of customers and studio locations. We are a leader in the domestic pre-school portrait photography market, and we believe we are also the third largest company in the domestic professional portrait industry. While the industry is highly competitive and fragmented, there are four portrait photography companies operating within large host retailers on a national basis: Olan Mills (Kmart), CPI Corporation (Sears), LifeTouch (JCPenney and Target) and PCA (Wal-Mart). For the fiscal year ended February 2, 2003, we served over 7.0 million customers through our retail and institutional channels and, at fiscal year end, operated 2,001 permanent portrait studios. Operating under the trade name Wal-Mart Portrait Studios, we are the sole portrait photography provider for Wal-Mart Stores, Inc., the world’s largest retailer in terms of sales. As of February 2, 2003, we operated 1,963 permanent portrait studios in Wal-Mart discount stores and supercenters in the United States, Canada, Mexico and Germany and provided traveling portrait photography services to approximately 1,100 additional Wal-Mart store locations in the United States. As of February 2, 2003, we also operated 38 permanent studios in other retail channels, such as Meijer, Inc. and select military bases. We also serve institutional channels, such as church congregations and schools, using a traveling photography format. For the fiscal year ended February 2, 2003, we had sales of $296.6 million.

We believe we have one of the industry’s lowest cost portrait services due primarily to our vertically integrated and technologically advanced operations. We use an integrated digital imaging system that allows our customers to view a digital proof of each pose during the photography session and to select the desired images before any printing occurs. This proprietary system also automates and links the image selection process with the immediate sale of custom portrait packages and integrates our studios with our portrait processing and production system. This system, which includes two state-of-the-art processing facilities and a distribution center in the Charlotte, North Carolina area, is fully scaleable as we set up new portrait studio locations and expand into other channels. By integrating our portrait photography and production processes, we are able to minimize processing costs, provide prompt, automated service and grow with minimal incremental capital commitment as we leverage our existing infrastructure. As a result of our low cost structure, we can offer portrait packages, which include up to 43 portraits of one pose, at substantially lower prices than those of our competitors. Prices for our lowest priced portrait packages begin at $4.88 per package with no additional charges, compared to an estimated range of $4.95 to $9.99 for the lowest priced packages of our competitors. We do not charge sitting fees or handling charges, while our competitors’ packages typically require additional sitting fees, subject fees or handling charges of up to $9.99.

PCA has been in operation since 1967. Until January 1997, our business consisted principally of operating portrait studios in Kmart stores. At that time, PCA acquired American Studios, Inc., which was then the primary portrait photography provider to Wal-Mart stores in the United States and Mexico. As we expanded our Wal-Mart business, we began in the second quarter of fiscal 1997 to close certain of our underperforming studios in Kmart stores. In response to these closings and our expansion in Wal-Mart, Kmart initiated closure of a number of our studios. In August 1998, PCA consummated a recapitalization pursuant to which Jupiter Partners II L.P. (“Jupiter Partners”) became PCA’s controlling stockholder and thereafter hired a new senior management team. Led by Barry Feld, PCA’s Chairman, President and Chief Executive Officer, new management commenced wide-ranging initiatives to improve our cash flow and market share. After receiving a commitment from Wal-Mart to accelerate our expansion in Wal-Mart stores, we made a strategic decision to close all Kmart studios and redeploy those assets into Wal-Mart. We completed this process by the end of fiscal 2000. Sales from our Wal-Mart business has grown at a compound annual growth rate of 15.8% from fiscal 1997 to 2002.

PCA International, Inc. was organized as a North Carolina corporation in 1967. Our address is 815 Matthews-Mint Hill Road, Matthews, North Carolina 28105. Our corporate web site address is www.pcaintl.com. None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K.

Competitive Strengths

Our principal competitive advantages include the following:

•	Leading Market Position. We are a leader in the domestic pre-school portrait photography market, and we believe we are also the third largest company in the highly fragmented domestic professional portrait industry. In 2002, no other provider served more customers in retail hosts or operated more studio locations than PCA. Since fiscal 1998, we have increased the number of customers we serve on an annual basis from 4.3 million to 7.0 million. As of February 2, 2003, we operated 2,001 permanent portrait studios.

•	Strong, Mutually Beneficial Relationship with Wal-Mart. By aligning our strategy with Wal-Mart’s emphasis on providing low cost, high quality products, we have enjoyed a mutually beneficial, long-term relationship with Wal-Mart. For its fiscal year ended January 31, 2003, Wal-Mart reported net sales of approximately $244.5 billion worldwide and as of that date had 1,568 discount stores and 1,258 supercenters in the United States, as well as 1,288 units internationally, including 213 in Canada, 597 in Mexico, 94 in Germany and 258 in the United Kingdom. Since 1998, we have been the sole operator of portrait photography studios in Wal-Mart stores in North America and have been able to significantly increase the number of permanent studios in Wal-Mart. As of February 2, 2003, we had 1,957 permanent portrait studios in Wal-Mart stores in North America, representing an increase of 76.0% from the 1,112 studios we operated at the beginning of fiscal 1998. Sales from our Wal-Mart business totaled $279.7 million for the fiscal year ended February 2, 2003, which represents an increase of 85.7% from $150.6 million in fiscal 1998. As a result of this growth, we have been able to significantly expand brand awareness for Wal-Mart Portrait Studios. Most of our permanent Wal-Mart studios are located in prominent locations at the front of discount stores or supercenters, affording us easy access to Wal-Mart’s unrivaled customer foot traffic. In addition, Wal-Mart has agreed to use its best efforts to build our studios into the blueprint for all new Wal-Mart stores that are 100,000 square feet and larger.

•	Low Cost Producer and Attractive Margins. We believe we have one of the lowest-cost portrait production systems in the industry due to (1) the low capital expenditures, depreciation and maintenance expenses associated with our proprietary integrated digital imaging and portrait processing system; (2) the efficiency and flexibility of our integrated system, which streamlines and automates the production process, resulting in higher volume, higher speed, lower labor costs and lower waste; (3) a marketing focus on selling larger portrait collections based on more poses, which lowers the average production cost per unit; and (4) favorable relationships with our suppliers. In addition, because we have made capital investments to establish an automated processing and distribution infrastructure that will scale with our growth, additional sales from new studios or new markets are expected to further enhance our earnings and profit margins.

•	Predictable Cash Flow. Because parents have additional portraits of their children taken as the appearance of their children changes, we believe our business and cash flow are less susceptible to fluctuations in the economic cycle than other segments of the retail sector. Furthermore, other than for build-out of new studios, our capital expenditure needs are modest. Our new studios are modular and can be installed quickly, generating sales immediately and providing rapid cash-on-cash returns. In addition, we require limited investments in working capital as our business grows.

•

Focus On Innovation.    We have a history of assessing advancements in technology and successfully implementing such advancements when we have determined they are cost-effective on a large-scale basis. We are one of the few companies in the domestic professional portrait photography industry to have developed a proprietary integrated system that allows customers to select their choice of portraits prior to actual production and that automatically links the image selection process to the sale and production of the portrait package. This technology is fully scaleable. As we continue our rapid expansion plans, each new outlet or channel requires minimal incremental expenditures. We are also on the forefront of developing new all-digital photography growth platforms, including a free-standing specialty retail concept called GoPortraits Digital Destination. In addition, we strive to maintain a strong focus on new product development. We have expanded our portfolio of products to include all-occasion greeting cards and large-format canvas portraits. In fiscal 1999, we introduced Portrait GalleryTM, which allows customers to purchase, on the same day as their portrait session, a disk containing their digital portrait images. We enhanced this product in fiscal 2000 by providing PhotoParade®, companion software on CD that enables customers to use their digital portrait images to create animated screensavers and e-mail them to family and friends the same day as the photography session. During fiscal 2003, we intend to further enhance the Portrait GalleryTM/PhotoParade® product offering.

Business Strategy

Our business strategy is to capitalize on our strengths by implementing the following initiatives:

•	Continue to Deliver on Strong Growth Prospects. As the sole provider of portrait studios for Wal-Mart, we believe we have the strongest platform for expansion in the industry. We opened 216 and 195 permanent Wal-Mart studios in fiscal 2002 and 2001, respectively. In the future, we also intend to add additional cameras in select Wal-Mart studios. Further growth opportunities are available in the institutional portrait segment and other retail channels.

•	Diversify Our Revenue Streams. We will continue to utilize our low cost, high volume platform in an effort to increase sales in other retail channels, including Meijer stores and military bases. In addition, we intend to grow our institutional portrait business, which represented less than 5% of our sales in fiscal years 2002, 2001 and 2000, primarily through church and school accounts. We also will continue to explore additional geographic diversification by testing Wal-Mart Portrait Studios in Europe.

•	Continue to Drive Our Technological Innovation and Leadership. We continue to address the changing needs and wants of customers through innovation in technology and retail services. For example, we have created a digital production process that is both scaleable and flexible. We are leveraging this digital production process to provide large-format canvas portraits and specialty products. We have also developed a free-standing, specialty retail concept, GoPortraits Digital Destination. Our two pilot GoPortraits studios in the Charlotte, North Carolina metropolitan area offer high quality retail portrait and imaging services and provide services for the professional photographer and/or digital photo enthusiast. These services include (1) digital equipment, (2) the ability to rent time in our state-of-the-art digital studio, and (3) editing and printing services for digital or film images in high quality professional environments.

•	Expand Sales and Marketing Opportunities. We have implemented several initiatives in order to improve in-store awareness at Wal-Mart studios and to increase recurring sales, including (1) leveraging our proprietary customer database of over 10 million customers for occasion-related portrait events; (2) continuing to enhance the comfort level and family-friendly atmosphere of our studios; (3) planning cross-promotional campaigns between our studios and large consumer products companies; and (4) developing in-store merchandising programs with other departments within Wal-Mart. In addition, working with Walmart.com, we have expanded our internet presence. We have developed e-mail marketing programs to support our studio business by increasing the frequency of direct communication with our target customers and outreach marketing to new customers. We will continue to utilize our institutional telemarketing group to spearhead our effort to service more church congregations.

Industry Overview

We operate within the domestic professional portrait photography industry, offering child, adult and family portraits both through permanent studios and traveling locations in retail hosts as well as through traveling locations in churches and other institutional channels. The primary markets within the professional portrait photography industry are pre-school children, school age children (including graduation portraits), adults, families/groups, weddings, passports, and churches as well as others, such as cruise ships, conventions/events, and glamour and executive portraits.

We are one of the largest participants in the domestic pre-school portrait photography market (children under six years old), which has been characterized historically by stable growth in line with a steady increase in domestic births. This steady growth is expected to continue since, according to the United States Census Bureau, births are projected to remain above 4.0 million annually in the U.S. for the next ten years. Moreover, the population of grandparents, a common recipient of portrait photography, is growing as Americans live longer, which could result in the number of portrait sittings exceeding historical growth rates in the future. The domestic pre-school portrait photography market tends to be less susceptible to economic cyclicality than the overall retail industry as parents continue to have portraits taken as their children grow.

Competition

We operate within the highly fragmented professional portrait photography industry. Our competitors include the following:

•	companies that operate permanent and traveling studios in retail hosts;

•	companies that operate free-standing studio chains; and

•	independent studios and photographers.

The provision of portrait photography services in retail hosts is a business dominated by a few large national competitors. Other than PCA, there are only three companies that operate in retail hosts on a national basis. These are CPI, which operates in Sears; Lifetouch, which operates in JCPenney and Target; and Olan Mills, which operates in Kmart. We are the largest of these competitors by the number of customers served in retail hosts and the number of studios.

A number of companies in the professional portrait photography industry operate free-standing studios on a national, regional or local basis. In addition to providing photography services in retail hosts, both CPI, through its Sears Portrait Studios brand, and Olan Mills operate through this format. Independent studios and portrait photographers are the most numerous competitors in the industry and generate the largest percentage of industry sales. Few barriers to entry exist through this format. However, these competitors typically lack processing scale and geographic coverage.

Companies within our industry compete on the basis of value, price, quality, access, service, package size and technology. Additionally, where portrait companies operate within retail hosts, the relative convenience of the host’s stores and consumer preferences for such retail hosts are also important competitive factors. We believe our products and services are very competitive in terms of all of these attributes.

We believe we offer the best value proposition in the industry: we offer portrait packages with generous quantities of portraits at economical price points and charge no additional sitting or session fees. The quality of our photography and finished portraits is competitive. Our photography and customer services and studio technology compare well relative to competition in the discount retail channel. Generally located in the front of major retail stores, our portrait studios are highly accessible.

We are closely aligned with the Wal-Mart brand and reliant upon the host store environments and store demographics in which we operate. On a market by market basis, our competitive posture can be weakened with negative changes in the store environments or shifts in store demographics away from our target customer.

The Portrait Photography Experience

We provide our photography services in permanent studios in our retail hosts. We also service certain retail hosts and institutional customers through traveling locations.

Permanent Studios.    The typical permanent studio occupies an average of 250 square feet and consists of a camera area, a portrait viewing and sales area, and a reception area with a point-of-sale computer. Generally, the permanent studio is staffed by one to three studio associates who perform both the photography and sales functions. The majority of our professional portrait photography studios are open from 10:00 a.m. to 7:00 p.m., seven days a week.

Our permanent portrait studios are equipped with an integrated photography and sales system and point-of-sale system. The photographic system integrates a professional film camera and digital imaging capability. As the subject is photographed, each pose is captured on film and presented digitally on a computer monitor for the customer to preview and approve before proceeding to the next pose. The digital photographic images are then sent electronically to a sales computer in an adjacent area, where a studio associate presents the digital portrait images and, prompted by our software sales program, explains the portrait packages available. Guided by the studio associate, the customer customizes an order by choosing the poses, sizes and quantities desired. A portrait order receipt is printed with black and white thumbnails of the selected poses. The studio associate completes the transaction at the point-of-sale system and the customer either pays in full or makes a deposit and returns in approximately three weeks to pick up the finished portraits.

Our principal products sold through our studio operations are portraits and derivative products produced from the photography images we create. Our portraits are printed on photographic paper and are available in a variety of sizes from wallet-size to wall portraits as large as 20 inches by 24 inches. Our derivative products include all-occasion greeting cards, large format canvas portraits, and portraits on disks. Portrait and derivative products account for substantially all of our sales.

Traveling Locations.    We service Wal-Mart stores and supercenters where we do not have a permanent studio with a traveling studio location. These traveling locations operate in designated Wal-Mart stores at regularly scheduled intervals throughout the year for a period of approximately five days every seven to twelve weeks. Several days prior to the scheduled arrival of one of our photographers at the host store, we advertise our traveling promotions by offering an assortment of color portraits at a special price. A traveling location in Wal-Mart occupies approximately 100 square feet and consists of a table, camera, lights, and portable backdrops. These traveling locations utilize a non-digital photographic and sales system, in which the photography session occurs separately from the sales process. Approximately three weeks after photographs are taken, a sales associate sets up a temporary sales area in the host store and for one to five days assists customers in selecting portraits for purchase. Given the non-digital nature of this system, customers in our traveling locations may purchase only portraits in the sizes and quantities produced; no derivative products are available for purchase. Photographers and sales associates transport by personal vehicle all requisite camera, studio equipment and sales materials.

Our institutional business is conducted on a traveling basis and utilizes our integrated digital photography and sales system. We contract with institutions, primarily church congregations, to photograph and sell individual and family portraits. We do not pay commissions to the host institutions, but we do provide a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the host institution or directly to the consumer. In fiscal 2000, we began operations to provide school portrait photography and we continue to assess the viability of this market.

Distribution Channels

We have the following four primary distribution channels:

•	Wal-Mart Portrait Studios. We are the sole provider of portrait studios to Wal-Mart in all fifty states as well as Canada, Mexico, Germany and the United Kingdom (“U.K”). As of February 2, 2003, we had 1,963 permanent studios in Wal-Mart stores in the U.S., Canada, Mexico and Germany. We continue to explore additional geographic diversification by testing Wal-Mart Portrait Studios in Europe. We opened our first studio in the U.K. on February 7, 2003 subsequent to our fiscal year end. Our U.S. operations in Wal-Mart stores accounted for approximately 86.2%, 87.8% and 87.1% of consolidated sales in fiscal 2002, 2001 and 2000, respectively. Our international operations in Wal-Mart stores contributed 8.1%, 7.9% and 7.7% of consolidated sales for fiscal 2002, 2001 and 2000, respectively. We operate our studios in Wal-Mart stores under license agreements.

•	Other Retail. In fiscal 2000, we began portrait photography operations on select military bases. In fiscal 2001, we began portrait photography operations in Meijer stores. We now operate in four states through our Meijer studios channel.

•	Institutional. Through our institutional channel, we target church and school accounts. Our institutional operations accounted for less than 5% of sales for fiscal 2002, 2001 and 2000.

•	GoPortraits Digital Destination. We have developed a free-standing retail concept called GoPortraits Digital Destination that features an all-digital portrait photography studio. We also provide services for the professional photographer or digital photo enthusiast, including digital photographic retouching, digital camera rental, on-site production of film and digital images, and digital cameras offered at retail. We currently have two concept studios located in the Charlotte, North Carolina metropolitan area.

Technology, Manufacturing and Software Development

Our technology, manufacturing and software development groups are focused on developing and implementing advanced capabilities and technology applications for our portrait studios and processing labs. As digital photographic imaging converges with information and communications technologies, we continually explore the application of new technologies to determine whether they are cost effective on a large-scale basis.

Leveraging our proprietary digital imaging system, we are one of the few companies in the portrait photography industry to have developed a vertically integrated operation. Our technology is fully scaleable; as we continue our rapid expansion plans and add new outlets or channels to our studio infrastructure, the new studios will be integrated seamlessly into our automated production system with minimal incremental expenditures.

Our proprietary digital imaging system allows customers to view a digital proof of each pose during the photography session and to select the desired images from which to make a purchase decision. Immediately after the photography session, customers then customize their portrait purchases using a computerized sales system, guided by studio associates, that enables customers to select specific poses, portrait sizes, and quantities for purchase. Customers return to the studio approximately three weeks later to pick up the finished portraits. We believe the increased flexibility and choice provided to customers by the digital system has improved customer satisfaction and increased average purchases. As a result of our digital imaging system, we print only portraits purchased by customers, eliminating waste associated with traditional photography sales. Furthermore, the integration of our digital studio infrastructure with our automated production system allows us to minimize production and processing costs, provide prompt, automated service and grow with a minimal incremental capital commitment as we leverage our existing infrastructure.

As a by-product of our digital imaging system, we have been able to offer customers their digital images on a computer floppy disk, the Portrait Gallery™, for purchase at the end of portrait sessions. We enhanced this product in fiscal 2000 by providing PhotoParade®, companion software on CD that enables customers to use their digital images to create animated screensavers and e-mail them to family and friends on the same day as photography sessions. We license this product under an exclusive arrangement with Callisto Corporation, the owner of the PhotoParade® trademark.

We have over 450 employees in our two state-of-the art manufacturing production operations. Our technology group, which consists of 18 engineers, designs, develops and implements camera technologies, studio equipment such as lighting and background systems, and production and automation systems used in our film processing and portrait production labs. In fiscal 2002, this group expanded our digital production process used to provide large-format canvas portraits and specialty products. Our information technology organization consists of 54 employees involved in software and systems development, infrastructure support and maintenance for both corporate and studio systems. Within this organization, our software development group for studio systems develops and supports our proprietary digital imaging system, sales systems and point-of-sale systems. This group advances our systems on a continual basis by enhancing systems features and incorporating evolving technologies. Our software development group also provides system support for ongoing changes in portrait-offer configurations and marketing promotions.

Marketing and Sales

Our marketing group’s responsibilities include the creation and cost-effective production and placement of all in-store advertising, in-studio displays and general multi-media advertising. The marketing group performs all strategic marketing functions including, but not limited to, cross-promotion development, media planning and analysis, studio sales support, and customer/market research. Our marketing group also manages the daily working relationships with external advertising agencies and free-lance support and our proprietary customer database. This database allows us to apply targeted advertising strategies.

We attract customers to our studios with a variety of advertising methods including in-store, point-of-sale merchandising, newspaper advertising, direct mail to prior and prospective customers, in-store cross-promotional efforts and internet marketing campaigns. We advertise under the name of our retail host and include the name PCA International and our logo on all promotional and advertising materials. We seek to maintain an advertising presence throughout the year in all geographic markets where we operate permanent studios.

Training and development of our studio associates are critical to customer acquisition and retention and building sales at the studio level. Studio associates participate in a certification program that develops their technical and retail management skills and ensures consistent portrait quality. This program permits studio associates to progress from Portrait Specialists to Portrait Artists and eventually leads to the Master Photographer designation. Studio associates learn the photographic, retail management and customer service skills to provide quality service and customer satisfaction. Studio associates are supported by a technical Help Desk and a customer support center with a toll-free customer service line. Production and headquarters personnel also participate in training specifically designed to enhance the customer’s total portrait experience. We also provide an annual portrait competition among our studio associates to encourage them to develop their photography skills and enhance their composition using creative ideas for new poses and props.

In addition, working with Walmart.com, we have expanded our internet presence. We have developed ongoing e-mail marketing programs to support our studio business by increasing the frequency of direct communication with our target customers and outreach marketing to new customers. In fiscal 2002, we established an e-commerce initiative, www.moreportraits.com (a PCA-owned and operated web site), where customers are able to reorder portraits and other select products online. We continue to expand the number of participating studios on this program. Our company web site, www.pcaintl.com, provides information about each of our portrait photography businesses including our specialty retail concept, GoPortraits Digital Destination, in the Charlotte, North Carolina metropolitan area.

Raw Materials and Suppliers

AGFA Corporation is our principal supplier of photographic film, paper and processing chemistry and has been our supplier for 30 years. Our current relationship with AGFA is governed by a contract dated February 4, 2002. The contract has a five-year term that the parties agreed to negotiate in good faith to renew six months prior to the expiration date. The terms of the contract require us to purchase substantially all of our requirements in North America for photographic film, paper and processing chemistry and in exchange we receive certain discounts on purchases made. AGFA can terminate the sales contract if we breach the contract in any way and fail to cure such breach within 30 days after notice. AGFA has the right to terminate upon shorter notice or immediately in the event of bankruptcy or insolvency relating to us and a violation of the trademark provisions of the sales contract.

Our management believes the available alternative sources of such supplies are adequate. Additionally, we have not found it necessary to carry significant amounts of inventory to ensure a continuous allotment of raw materials.

We build our own cameras and believe we have an adequate supply of cameras and camera components. The computer and digital equipment used by us in our integrated digital imaging system consists of standard components that are readily available from multiple suppliers.

Employees

At February 2, 2003, we had approximately 7,000 full-time and part-time employees. As of February 2, 2003, none of our employees were covered by a collective bargaining agreement. We believe employee relations are satisfactory.

Governmental Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws. We are not aware of any material violation of such laws and regulations. Continued compliance is not expected to have a material effect upon our competitive position, financial condition, or results of operation.

Licenses, Trademarks and Patents

Wal-Mart Licenses

United States.    Within the United States our relationship with Wal-Mart Stores, Inc. is governed by a license agreement dated April 4, 2002. This agreement has a five-year term that automatically renews for an additional five-year term with respect to each individual location covered thereby unless either party gives notice of its intent to terminate the relationship at least 180 days prior to the end of the term.

The terms of the license agreement require us to pay a fee to Wal-Mart based upon our gross sales. The license allows us to use the trade name “Wal-Mart Portrait Studio” and to use Wal-Mart designated space within its stores. The license prohibits Wal-Mart from licensing a permanent portrait studio to any other person in the stores in which we operate.

Wal-Mart can terminate the license if we breach the agreement in any way and fail to cure such breach within fifteen days after notice. Certain events give Wal-Mart the right to terminate upon shorter notice or immediately. These events are (1) our failure to pay the license fee or deliver financial information within the time periods specified under the agreement, (2) certain events of bankruptcy or insolvency relating to us, (3) our causing liens on Wal-Mart’s property that are not discharged in the manner required under the agreement, (4) us vacating or injuring the licensed premises or (5) us or any of our employees, licensees, agents, officers, suppliers or contractors violating any law or committing any illegal act associated with the licensed premises. Termination provisions also apply if we open certain competing businesses or in the event of governmental property condemnations. These default provisions relate only to individual locations affected by the violation. Wal-Mart can terminate the agreement with respect to all locations if we are in default of the license with respect to one-third or more of our locations. Finally, Wal-Mart can temporarily suspend the agreement with respect to an individual location in the event of certain other events.

Studios that began operations after the execution of the license on April 4, 2002, have a five-year term that commences upon their opening date and renews for an additional period of five years unless either party gives notice of termination on or before 180 days prior to the end of the term. As of February 2, 2003, in the United States, we operated in 1,707 Wal-Mart permanent studios and approximately 1,100 traveling locations. Since the execution of the Wal-Mart license agreement on April 4, 2002, through February 2, 2003, PCA opened 138 portrait studios in United States Wal-Marts.

Canada.    Within Canada, our relationship with Wal-Mart Canada, Inc. is governed by a license agreement dated February 9, 1996. Studios that began operations on and after the execution of the license on February 9, 1996, have a five-year term that commences upon their opening date and can be renewed at the option of Wal-Mart Canada. As of February 2, 2003, we operated in 190 Canadian Wal-Mart permanent studios. To date, all studios that have completed their initial five-year term have been renewed by Wal-Mart Canada. The terms of the license agreement are similar to our U.S. license agreement. Termination rights are generally similar to those under the U.S. license agreement except that Wal-Mart also has the right to terminate with respect to an individual studio if we sell substantially all of the assets of our Canadian subsidiary or fail to own majority voting control in such subsidiary or operate a competing business within a 25-mile radius of a Wal-Mart store. Wal-Mart can terminate the agreement with respect to all locations, subject to 180 days notice, if one-third or more of the licensed stores are susceptible to termination, or have been terminated, under the agreement.

The licenses with respect to our Canadian Wal-Mart studios expire as follows: 46 studios in fiscal 2004, 79 studios in fiscal 2005, 32 studios in fiscal 2006, 25 studios in fiscal 2007, and 8 studios in fiscal 2008.

Mexico.    Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S.A. de R.L. de C.V. (“Nueva Wal-Mart De Mexico”) is governed by an agreement dated as of June 1, 2002 for an undefined period of time. Either we or Nueva Wal-Mart De Mexico may terminate this agreement at any time upon 30 days written notice after May 31, 2003. Under this agreement, Nueva Wal-Mart De Mexico is compensated based upon our total net sales. As of February 2, 2003, we operated in 60 Nueva Wal-Mart De Mexico permanent studios. When these studios complete their initial one-year term they will continue until terminated pursuant to the agreement’s notice provisions.

Germany.    Within Germany, our relationship with Wal-Mart Germany GmbH & CO.KG (“Wal-Mart Germany”) is governed by an agreement dated as of August 28, 2002. The agreement expires after 2 years, but will automatically renew for successive periods of 3 months each if not terminated by either party. Either party can terminate this agreement at the end of any term upon three months notice. This agreement allows us to use Wal-Mart designated space within its stores. Under this agreement, Wal-Mart Germany is compensated based upon our total net sales. As of February 2, 2003, we operated in 6 Wal-Mart Germany permanent studios.

United Kingdom.    Within the United Kingdom, our relationship with ASDA Stores Limited (“Wal-Mart U.K.”) is governed by a license agreement dated as of February 5, 2003. The agreement expires after 10 years. Under this agreement, Wal-Mart U.K. is compensated based upon our total net sales. We opened our first Wal-Mart U.K. permanent studio on February 7, 2003.

Other Licenses and Concessions

Meijer.    As of February 2, 2003, we operated in 24 Meijer permanent studios. Our relationship with Meijer, Inc. is governed by two master in-store license agreements dated June 25, 2001. These agreements give us the ability to operate a portrait studio in select Meijer stores. The term of the license for each studio begins on the earlier of the projected start date for each Meijer location and the date we commence operations in such location, and ends on the last day of the third license year. A license year is defined as the 12-month period from August 1 to July 31. Under this agreement, our licenses for 19 Meijer studios will terminate on December 31, 2004, and the licenses for 5 Meijer studios will terminate on December 31, 2005.

The terms of our master in-store license agreements with Meijer require us to pay, on a monthly basis with respect to each location, a base license fee and a supplemental license fee based upon our gross receipts. The license agreements permit us to use our designated space within Meijer’s locations solely for the purpose of operating a portrait studio and selling select portrait related products.

These license agreements can be terminated by us or Meijer with respect to any or all of licensed Meijer locations at any time upon 90 days prior written notice. In addition, Meijer has the right to terminate the agreement upon shorter notice periods or without notice in the event of (1) our failure to perform our obligations under the license agreement or pay license fees as required by the agreement, (2) our default in the performance of any non-financial covenants contained in the agreement, (3) any of the Meijer studios not being open for business during the hours specified in the agreement, (4) certain events of bankruptcy or insolvency relating to us, or (5) our abandonment of any studios covered by the agreement.

Navy.    We currently operate a studio within the Navy Exchange Naval Station Norfolk pursuant to an agreement that expires on April 30, 2004 and contains the possibility of three extensions of 12 months each upon mutual agreement of the parties. We pay a fee to Navy Exchange Norfolk based upon our total gross sales. The items to be sold as well as the prices charged by us are subject to the approval of the Navy Exchange Norfolk general manager.

In addition, we operate a studio within the Navy Exchange, Pearl Harbor, Hawaii, pursuant to an agreement that commenced October 25, 2002 and expires on October 24, 2004. We pay a fee to Hawaii District Navy Exchange based upon our total gross sales. The items sold as well as the prices charged by us are subject to the approval of the Technical Representative for the Hawaii District Navy Exchange.

Army/Air Force.    We have an agreement with the Army & Air Force Exchange Service (“AAFES”) that governs our sale of professional photography services in select AAFES exchanges in the United States. This agreement expires July 31, 2005. As of February 2, 2003, we operated eleven studios in AAFES exchanges.

The terms of the contract require us to pay a fee to AAFES based upon our total gross sales at AAFES exchanges. This contract allows us to operate our portrait studios during similar hours of operation as the AAFES exchanges governed by this contract and to use designated space within such exchanges.

This contract may be terminated in whole or in part by AAFES or us for any reason upon 90 days written notice and immediately upon written notice in the event of (1) our failure to pay license fees under the agreement, (2) certain events of bankruptcy or insolvency relating to us, or (3) our failure to perform our obligations under the agreement. In addition, this contract will automatically terminate, with respect to an AAFES exchange, upon the dispatch of written notice to us that such AAFES exchange is inactivated or the Army or Air Force base at which such exchange is located has been inactivated.

Callisto (PhotoParade®).    Under our arrangement with Callisto Corporation, we agree to pay to Callisto a royalty based on gross retail sales derived from the sale of each Portrait Gallery™ disk. We have agreed to sell the Portrait Gallery™ disk only as a bundled product with Callisto’s PhotoParade® screen saver CD. Furthermore, Callisto has agreed to pay PCA a royalty based on internet sales generated from customers who link to Callisto’s web site from the PhotoParade® CD sold in our studios.

Other.    We own other patents, trademarks and licenses we do not believe are material to our business.

Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Our Business

We are materially dependent upon Wal-Mart, and Wal-Mart may terminate, breach or otherwise limit our license agreements.

We are materially dependent upon our relationship with Wal-Mart, the continued goodwill of Wal-Mart and the integrity of the Wal-Mart brand name in the retail marketplace. Approximately 94.3% of our sales for fiscal 2002 was derived from sales in Wal-Mart stores. Our Wal-Mart permanent studios in the United States, Canada, Mexico, Germany and the U.K. are operated pursuant to license agreements. The license agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond our control. Our license agreements with various Wal-Mart entities have the following expiration dates: (1) for our U.S. Wal-Mart studios, the fifth anniversary of the opening of a Wal-Mart studio, if no renewal option is exercised; (2) for our Canadian Wal-Mart studios, various expiration dates, ranging from fiscal 2004 to 2008, depending upon the date each studio commenced operations; (3) for our Mexican Wal-Mart studios, terminable at will by either party after May 31, 2003; (4) for our Germany Wal-Mart studios, 2 years from August 28, 2002, but automatically renewed for successive periods of 6 months each if not terminated by either party (either party can terminate at the end of any term upon 3 months notice); and (5) for our U.K. Wal-Mart studios, 10 years from February 5, 2003. These agreements are more fully described in “—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

Wal-Mart is under no definitive obligation to renew existing locations. We do not have the right to close any poorly performing locations prior to the expiration of the term of the license for such locations. Although the license agreements prohibit Wal-Mart from licensing a permanent portrait studio to any other person in the stores in which we operate, they do not make us the exclusive provider for all Wal-Mart stores. In addition, the license agreements do not prohibit Wal-Mart from selling many of the tangible goods we sell, or from developing film, in other departments within its stores. In addition, there is always the risk that Wal-Mart might breach a license agreement. The loss or breach of any license from Wal-Mart would have a material adverse effect on our business, financial condition and results of operations. An adverse change in any other aspects of our business relationship with Wal-Mart, the reduction of the number of studios operated pursuant to such arrangements or changes in Wal-Mart’s expansion plans could have a material adverse effect on our business, financial condition and results of operations. See “—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

A prolonged economic downturn, a reduction in consumer spending or decreased customer traffic in our host stores could materially adversely affect our business.

Portrait photography services may be affected by prolonged, negative trends in the general economy. Any reduction in consumer confidence or disposable income in general may affect companies in this specialty retail service industry more significantly than companies in other industries. In addition, the portrait studios in Wal-Mart stores and Meijer stores rely largely on customer traffic generated by the host stores. The host stores, as part of the retail industry, may be affected by a prolonged downturn in the economy and a decrease in discretionary income of potential customers. For example, we previously provided portrait photography services in host stores operated by Kmart, which is currently in bankruptcy proceedings. During the term of our relationship with

Kmart, Kmart’s financial health worsened, and negatively impacted our own performance. There is no assurance that Wal-Mart or any other host stores in which we may operate will not suffer similar financial difficulties. A reduction in host store traffic would adversely affect our business, financial condition and results of operations.

We have experienced a history of net losses and deficiency of earnings to fixed charges.

For fiscal 2002, 2001 and 2000, we had net income of $14.4 million and a net loss of $19.3 million and $15.3 million, respectively. For fiscal 2002, 2001 and 2000, earnings were insufficient to cover fixed charges by $0.4 million, $17.4 million and $9.7 million, respectively. Although, we anticipate curing our deficiency of earnings to fixed charges, we may not succeed in establishing earnings sufficient to achieve this goal. A continued net loss and/or deficiency of earnings to fixed charges may prevent us from pursuing our strategies for growth and could cause us to be unable to meet our debt obligations, capital expenditure requirements or working capital needs.

We may not be able to finance the rapid growth we may experience.

Under our United States license agreement with Wal-Mart, Wal-Mart must license us 150 net new stores in each of the next four years and use its best efforts to do so thereafter. Further, Wal-Mart has agreed to use its best efforts to build our studios into the blueprint for all new Wal-Mart stores of 100,000 square feet or larger. We anticipate opening a studio in all new Wal-Mart stores where our studios are incorporated into the blueprint. There is no assurance that we can generate sufficient capital from operations or that outside financing sources will be available to finance such rapid growth. Further, the rapid growth of portrait studios within Wal-Mart could reduce the capital available for growth outside of Wal-Mart.

If we lose our key personnel, our business may be adversely affected.

Our continued success depends upon, to a large extent, the efforts and abilities of our key employees, particularly Barry Feld, our President, Chief Executive Officer and Chairman of the Board. See “Item 10. Directors and Executive Officers of the Registrant.” Mr. Feld’s departure would result in a loss of leadership and a strong contact person with Wal-Mart. We cannot assure you of the continued employment of Mr. Feld or any other members of management. Competition for qualified management personnel is intense. The loss of the services of our key employees or the failure to retain qualified employees when needed could materially adversely affect us.

Our business may be adversely affected if we cannot manage our operations or generate sufficient cash flow or obtain sufficient capital to fund future growth.

We intend to expand rapidly as Wal-Mart opens new stores. Our future growth will require us to manage our expanding domestic and international operations and to adapt our operational, manufacturing, financial and management systems to respond to changes in our business environment while maintaining a competitive cost structure. The expansion of our business has placed and will continue to place significant demands on us to improve our operational, manufacturing, financial and management systems, to develop further the management skills of our managers and supervisors, and to continue to retain, train, motivate and effectively manage our employees.

Our failure to manage any future growth effectively could materially adversely affect us. In addition, we have substantial fixed costs due to our two production facilities in the Charlotte, North Carolina area. These fixed costs make us vulnerable in the event of an economic downturn or other inability to generate sufficient cash flow.

We have experienced reduced sales at existing studios when we have opened new studios in close proximity to existing studios. Success of our growth strategy will depend on our ability to effectively minimize this effect. In addition, our license agreement with Wal-Mart prohibits us from opening a new non-Wal-Mart studio within a certain distance of any store where we operate a Wal-Mart portrait studio. We will need to ensure this prohibition does not negatively impact our non-Wal-Mart expansion plans.

Additionally, our ability to maintain and increase our sales base and to respond to shifts in customer demand and changes in industry trends will be partially dependent on our ability to generate sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing capital expenditures, infrastructure growth and acquisitions. There can be no assurances that we will be able to generate sufficient cash flow or that financing will be available on acceptable terms, or permitted to be incurred under the terms of our senior secured credit facility and any future indebtedness, to fund our future growth. Our failure to generate sufficient cash flow or obtain sufficient financing to fund our future growth could materially adversely affect us.

Our fourth quarter sales and income are disproportionately high and we are vulnerable to downturns in consumer holiday spending that can adversely affect our business.

Because of the retail nature of our services and our locations in discount stores, our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth fiscal quarter, typically late October/early November through late January/early February, generally produces a large percentage of annual sales and operating income. The fourth quarters in fiscal 2002, 2001, and 2000 have accounted for approximately 33%, 35%, and 33%, respectively, of our annual sales and 62%, 78%, and 89%, respectively, of our annual operating income. Our operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

If our competitors initiate price-cutting or changes in package configurations or introduce new technology, we may experience lower sales or higher costs.

The professional portrait photography industry, including both permanent and traveling studios, is highly competitive. Certain of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater capital and resources than we do. Moreover, evolving technology and business relationships may erode any proprietary barriers to entry that could keep our competitors from developing products or services similar to ours or from selling competing products or services in our markets.

The companies in the industry compete on the basis of value, price, quality, access, service, package size, technology and convenience of retail distribution channel. The major professional portrait studio companies, including CPI Corporation, Lifetouch and Olan Mills, operate permanent studios in retail chains and independent locations. To compete successfully, we must continue to remain competitive in areas of value, price, quality, access, service, package size, technology and convenience.

The evolution of digital portrait technology has introduced additional competition from companies, such as Picture People, which operate independent locations specializing in such portrait technology. Although we have not experienced a significant decline in the discount retail distribution channel due to such technology or companies, there can be no assurance that such technology, or companies specializing in such technology, will not take significant business from us if we do not also invest in such technology, resulting in either lower sales or higher cost of operation.

Furthermore, consumer products, particularly those that are value-priced, are subject to significant price competition. There can be no assurance we will not be forced to engage in price-cutting initiatives to respond to competitive and consumer pressures. The failure of our sales volumes to grow sufficiently to improve overall sales and income as a result of a competitive price reduction could materially adversely affect our business. See “—Competition.”

We are dependent upon key suppliers.

We are dependent upon AGFA Corporation as our key supplier of photographic film, paper and processing chemistry, which are manufactured in Germany. Any disruption in the business of AGFA or in the delivery of supplies from AGFA could have a material adverse impact on our business.

Our international expansion may not be successful and may expose us to additional risks that could adversely affect our business.

International operations in Canada, Mexico and Germany accounted for 8.1% of sales during fiscal 2002. We expect international sales to increase in the future as we continue to grow in Canada and Mexico and, potentially, as we continue to launch operations in Europe (our first U.K. studio opened February 7, 2003). Therefore, we would be more vulnerable to risks involving the geographic distance of operations, differences in language or culture, changes in business regulations and taxation and currency fluctuations and political instability. Further, there is no proven market for portrait photography services in retail studio locations in Europe. Therefore, our in-store studio model may not perform well in Europe.

We may not be able to keep pace with the evolution of technology and develop and invest in new technologies as required to effectively compete.

The evolution of digital portrait technology, computer technology, manufacturing technology and information technology may make it difficult to support present technologies or require us to invest in new technologies. There can be no assurance that we can generate sufficient capital from operations or that outside financing sources will be available to invest in such evolving technologies. To the extent we do invest in such technology, there is no assurance our investment will lead to increased sales or profits. In addition, our ability to develop digital technology, e-commerce capabilities and other new information and distribution technologies may affect our prospects.

Any disruption in our manufacturing process could have a material adverse impact on our business.

We are dependent upon the efficient operation of our portrait processing facilities to maintain our portrait quality, timeliness of delivery and low cost operation. Any disruption of the manufacturing process for any reason could have a material adverse impact on our business.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our business and prevent us from fulfilling our debt obligations.

We have outstanding a substantial amount of debt. As of February 2, 2003, this debt consisted primarily of the following:

•	$165.0 million of senior notes issued by subsidiaries of PCA International, Inc.,

•	$13.8 million of borrowings under our senior secured credit facility, excluding outstanding letters of credit in the amount of $10.8 million and capital leases of $0.1 million,

•	$32.5 million of senior subordinated discount notes issued by PCA International, Inc., and

•	$10.0 million of senior subordinated notes issued by a subsidiary of PCA International, Inc.

In addition, at that date, we were able to borrow $25.4 million of additional available credit under our senior secured credit facility, subject to satisfaction of customary borrowing conditions.

Our substantial amount of debt, as well as the guarantees of and security interests in the assets of our subsidiaries, could have material adverse consequences for holders of our securities and for us, including but not limited to

•	limiting our ability to satisfy our obligations with respect to the senior notes;

•	increasing our vulnerability to general and local adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our cash flow from operations to be used for payments on our debt;

•	reducing our ability to use our cash flow to fund our studio expansion program and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a disadvantage compared to competitors with less debt or greater resources.

Despite current indebtedness levels, we may be able to incur additional indebtedness, which could further increase the risks associated with our leverage.

Subject to the terms of our debt, we may be able to borrow additional debt in the future. Although all of our domestic subsidiaries are guarantors of the senior notes, our foreign subsidiaries are not. Thus, any debt they incur would be structurally senior to the senior notes. In addition, we are permitted to incur a specified amount of debt that is secured. For example we are permitted to borrow additional amounts under our senior secured credit facility. If we incur additional debt, the related risks that we now face could increase.

If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our indebtedness or obtain additional financing.

If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our indebtedness or obtain additional financing in order to fund our new studio openings and meet our obligations with respect to our other debt. We cannot be assured we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt.

The agreements governing our debt impose restrictions on our business.

The agreements governing our debt contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

Our senior secured credit facility also requires us to meet a number of financial ratios and tests.

Our ability to comply with these agreements may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in a default under the indenture governing the senior notes or our senior secured credit facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under our senior secured credit facility could be terminated. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest and principal payments on our debt.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K, including statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts, including information concerning possible or assumed future results of operations of PCA International, Inc. and its subsidiaries and those statements preceded by, followed by, or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to sales growth, earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

These forward-looking statements are based on our current expectations, speak only as of the date of this Annual Report on Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

Factors that may cause actual results to differ from expected results include, among others

•	Risks associated with substantial indebtedness, leverage, debt service and liquidity;

•	Risks associated with our relationship with Wal-Mart, our principal business relationship;

•	Performance of our new studios and their future operating results;

•	Risks of competition including, but not limited to, from companies currently operating in other photography markets;

•	Risks associated with the domestic professional portrait photography industry; and

•	Other risks and uncertainties affecting PCA International, Inc. and its subsidiaries referred to in this Form 10-K (see “Item 1. Business—Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

ITEM 2.    PROPERTIES

Over the last several years, PCA has made a substantial investment in its portrait photography manufacturing facilities in order to become, what management believes to be, one of the industry’s lowest cost producers. We own three facilities in the Charlotte, North Carolina area. The primary facility serves as our corporate headquarters, main production facility and warehouse and is approximately 167,000 square feet. A 60,000 square foot facility houses a second film production and portrait processing facility, a technology group focused on developing and implementing a new scaleable digital production process, our customer support center and administrative and sales offices. We also have a 31,400 square foot distribution center.

Additionally, we lease approximately 22,000 square feet of warehouse space in Charlotte, North Carolina under a lease that expires on October 31, 2003.

We own the equipment, furniture and fixtures in our permanent retail studios as well as our traveling and institutional equipment. Our photography manufacturing facilities are subject to a lien under our senior secured credit facility. There are no other major encumbrances with regard to our manufacturing equipment or facilities.

We do not have leases in Wal-Mart stores. Instead, we operate in Wal-Mart under license agreements as discussed in “Item 1. Business—Licenses, Trademarks and Patents.” Our license agreements provide that we are entitled to remove our equipment at the end of the license term. The license does not provide for a security interest in our equipment.

ITEM 3.    LEGAL PROCEEDINGS

We are currently party to various litigations and other legal proceedings that have arisen in the normal course of business. We do not believe the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting (the “Special Meeting”) of shareholders of the Company on December 9, 2002.

At the Special Meeting, the shareholders approved a proposal to amend and restate the Company’s restated Articles of Incorporation (the “Articles”) to (i) increase the number of authorized shares of the Company’s Series A redeemable convertible preferred stock (the “Series A”) from 15,000 to 15,287 shares, (ii) modify certain terms and provisions of the Series A relating to required payments upon redemption and the occurrence of certain extraordinary events and (iii) allow our shareholders to take action without a meeting by written consent.

Also at the Special Meeting, the shareholders approved a proposal to effect the merger of the Company into an established Delaware corporation to effect a change of the Company’s state of incorporation from North Carolina to Delaware via an Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company and PCA International (DE), Inc.

The following are the vote results (i) for the approval to amend and restate the Company’s Articles to increase the number of authorized shares of Series A, (ii) for the approval to amend and restate the Company’s Articles to modify the liquidation and redemption provisions of the Series A, (iii) for the approval to amend and restate the Company’s Articles to allow shareholders to take action without a meeting by written consent and (iv) for the approval of the Merger Agreement.

	FOR	AGAINST	ABSTAINING
Approval to amend and restate the Company’s Articles to increase the authorized shares of Series A	1,957,812	0	335,340

Approval to amend and restate the Company’s Articles to modify the liquidation and redemption provisions of the Series A	1,957,812	0	335,340

Approval to amend and restate the Company’s Articles to allow shareholders to take action without a meeting by written consent	1,957,812	0	335,340

Approval of the Merger Agreement	1,957,812	0	335,340

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PCA International, Inc.’s common stock is not traded on a stock exchange. As of May 2, 2003, there were 2,293,152 shares of record of PCA International, Inc.’s common stock.

We did not pay any dividends in fiscal 2002 or 2001. Our debt arrangements generally prohibit or restrict the payment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical consolidated financial data for and as of each of the fiscal years in the five-year period ended February 2, 2003 set forth below under the captions “Statement of Operations Data,” “Cash Flow Data,” “Other Financial Data” and “Balance Sheet Data” have been derived from PCA’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes of PCA International, Inc. and Subsidiaries included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to January 31, resulting in fiscal years of either 52 or 53 weeks. For example, our fiscal 2002 ended on February 2, 2003 and contained 52 weeks.

	For the Fiscal Year
	2002	2001(1)	2000	1999	1998
	(in thousands)
Statement of Operations Data:
Sales(2)	$296,616	$258,403	$227,470	$236,124	$227,100
Costs of sales	219,872	191,658	171,875	186,198	174,790
Gross profit	76,744	66,745	55,595	49,926	52,310
General and administrative expenses(3)	41,090	37,450	34,230	34,540	59,413
Amortization of intangibles	192	1,971	1,974	1,975	2,025
Income (loss) from operations	35,462	27,324	19,391	13,411	(9,128)
Interest expense, net	28,610	29,683	29,107	28,746	15,448
Other expense(4)	2,776	15,026	—	—	—
Early extinguishment of debt(5)	4,569	—	—	—	1,454
Income tax provision (benefit)(6)	(14,869)	168	(448)	8,913	(7,333)
Income (loss) before cumulative effect of accounting change	14,376	(17,553)	(9,268)	(24,248)	(18,697)
Cumulative effect of accounting change(7)	—	(1,728)	(5,990)	—	—
Net income (loss)	14,376	(19,281)	(15,258)	(24,248)	(18,697)
Pro forma net income (loss)(8)	14,376	(17,553)	(9,268)	(23,403)	(18,507)

Cash Flow Data:
Net cash provided by (used in) operating activities	$30,972	$12,695	$5,986	$10,986	$(12,405)
Net cash used in investing activities	(17,037)	(13,087)	(9,351)	(7,272)	(10,412)
Net cash provided by (used in) financing activities	(14,598)	(963)	(298)	(273)	15,269

Other Financial Data:
Capital expenditures	$17,037	$13,087	$11,591	$9,247	$11,022
Depreciation and amortization	10,090	11,027	11,451	13,455	14,858
Ratio of earnings to fixed charges(9)	—	—	—	—	—

	At End of Fiscal Year
	2002	2001	2000	1999	1998
Balance Sheet Data (in thousands):
Cash and cash equivalents	$2,522	$2,885	$4,822	$8,656	$4,952
Working capital (deficit)(10)	(35,792)	(49,619)	(37,613)	(20,259)	(16,111)
Total assets	152,469	131,129	126,752	137,924	151,520
Total consolidated debt	217,247	217,961	214,975	214,450	224,012
Series A(11)	34,924	7,688	14,914	14,902	—
Consolidated shareholders’ deficiency	(161,252)	(177,390)	(160,006)	(144,481)	(120,796)

Store Data:
Number of permanent studios:
Wal-Mart:
U.S.	1,707	1,537	1,381	1,254	1,096
Canada, Mexico, and Germany	256	210	171	157	141
Kmart	—	—	—	566	818
Other	38	30	10	—	—

Total	2,001	1,777	1,562	1,977	2,055

Notes

(1)	Our fiscal year 2001 consisted of 53 weeks. (All other years presented consisted of 52 weeks.)
(2)	The following table sets forth our sales by channel:

	For the Fiscal Year
	2002	2001	2000	1999	1998
	(in thousands)
Wal-Mart	$279,692	$247,404	$215,557	$188,267	$150,584
Kmart	—	—	4,758	41,273	69,293
Other	16,924	10,999	7,155	6,584	7,223

Total	$296,616	$258,403	$227,470	$236,124	$227,100

(3)	Includes the following items:

	For the Fiscal Year
	2002	2001	2000	1999	1998
	(in thousands)
Kmart studio closing costs, net of reimbursements from Kmart (a)	$—	$839	$3,233	$741	$—
Merger-related expenses (b)	—	—	—	—	25,890
Other expenses (c)	494	841	287	1,686	—

Total	$494	$1,680	$3,520	$2,427	$25,890

(a)	Consists of expenses incurred to close our studios in Kmart, including severance, net of reimbursements received from Kmart for unamortized leasehold improvements in our closed studios.
(b)	In August 1998, PCA completed a recapitalization pursuant to which Jupiter Partners became PCA’s controlling stockholder. In connection with this recapitalization, we incurred merger-related charges consisting of (i) a cash charge of $18.9 million for the cancellation of stock options, (ii) a non-cash charge of $2.5 million for rollover of stock options and (iii) fees and expenses of $4.5 million in connection with the merger.
(c)	Consists primarily of expenses for executive severance, search and relocation, and dispositions of non-Kmart related property and equipment.

(4)	Other expense represents the cumulative mark-to-market adjustment for the relevant fiscal year for the embedded derivative in PCA’s Series A in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended (see Note (7) below). In 1999, PCA issued to Jupiter Partners 15,000 shares of its Series A for net cash proceeds of $14.9 million. Prior to December 20, 2002, the Series A was convertible at any time and redeemable in cash on April 30, 2011 at the greater of (a) $1,000 per share or (b) the fair value of PCA’s common stock into which it is convertible, plus declared and unpaid dividends. On December 9, 2002, a special meeting of the shareholders of PCA was held and the shareholders approved modifications to provisions of the Series A. Upon the filing of restated articles of incorporation on December 20, 2002, PCA modified the liquidation and redemption provisions of the Series A. As a result of these changes, PCA has determined the embedded derivative in the Series A no longer meets the requirements of bifurcation and separate accounting under the provisions of SFAS 133. See Notes (3) and (9) of PCA’s consolidated financial statements beginning on pages 50 and 56, respectively.
(5)	On June 27, 2002, PCA LLC and PCA Finance Corp., wholly-owned subsidiaries of PCA International, Inc., issued $165.0 million in senior notes due 2009. Also on June 27, 2002, PCA LLC entered into a new senior secured credit facility, PCA LLC issued $10.0 million of senior subordinated notes, and PCA International, Inc. issued $30.0 million of senior subordinated discount notes. The net proceeds from the issuance of the senior notes, together with borrowings under the new senior secured credit facility and the proceeds from the sale of the senior subordinated notes and the senior subordinated discount notes, were used to repay PCA’s previously outstanding senior secured credit facility, its previously outstanding senior subordinated term loans, and related interest and fees. As a result of these extinguishments, PCA realized a loss on the early extinguishment of debt in fiscal 2002 of $4.6 million. This loss is comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

In fiscal 1998, we retired $45.8 million of senior debt and realized a loss on the early extinguishment of debt of $1.5 million relating to the write-off of deferred financing costs.

(6)	For fiscal 2001, 2000, and 1999, a valuation allowance was provided against deferred tax assets since we could not predict, based on the weight of available evidence, that it was more likely than not that such deferred tax assets would ultimately be realized. For fiscal 2002, sufficient evidence existed that we would be able to utilize the existing deferred tax assets, with the exception of deferred tax assets generated by operations in Argentina which were discontinued in fiscal 2000. Therefore, the majority of the valuation allowance was reversed. This change in the valuation allowance generated a tax benefit and additional net income of $18.6 million. See Note (6) of PCA’s consolidated financial statements beginning on page 51.
(7)	Effective for fiscal 2000, we changed our policy for recognizing revenues relating to digital photographic sales to be consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues from photographic sales are now recognized when the photographs are delivered to customers. Costs relating to portraits processed, or in process, are deferred when incurred and expensed when the photographs are delivered and the related photographic sales revenue is recognized. As a result of this change in accounting policy, we recorded a cumulative effect of accounting change of $(6.0) million in fiscal 2000. Prior to the change, sales were recognized when portraits were purchased at the time of photography and all costs incurred or to be incurred related to portraits processed or to be processed but not delivered were accrued and expensed.

Effective for fiscal 2001, we adopted SFAS 133. PCA’s Series A contains an embedded derivative under SFAS 133 which required bifurcation and separate accounting. As a result, PCA recorded a cumulative effect of accounting change under SFAS 133 of $(1.7) million for fiscal 2001. See Note (4) above.

(8)	As outlined in Note (7), we adopted SAB No. 101 in fiscal 2000. We accounted for the adoption of SAB No. 101 as a change in accounting principle and recorded a cumulative effect of accounting change in the year of adoption. Had this change in accounting principle been adopted during each year presented, the effects of SAB No. 101 would have been as follows:

	For the Fiscal Year
	2002	2001	2000	1999	1998
	(in thousands)
Income (loss) before cumulative effect of accounting change (as reported)	$14,376	$(17,553)	$(9,268)	$(24,248)	$(18,697)
Effect of SAB 101	—	—	—	845	190

Proforma income (loss)	$14,376	$(17,553)	$(9,268)	$(23,403)	$(18,507)

(9)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of net interest expense, amortization of deferred financing costs and the portion of rental expense deemed to be representative of the interest factor. For fiscal 2002, 2001, 2000, 1999 and 1998, earnings were insufficient to cover fixed charges by $0.4 million, $17.4 million, $9.7 million, $15.3 million and $24.6 million, respectively.
(10)	Current assets minus current liabilities.
(11)	In addition, as of February 2, 2003 and February 3, 2002, $0 and $24.5 million, respectively, was recorded on PCA’s balance sheet under “Other Liabilities” in respect to the fair value of the embedded derivative in the Series A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results could differ materially from those anticipated events or results due to various factors including, but not limited to, the risks set forth in “Item 1. Business—Risk Factors” in this Annual Report on Form 10-K.

Overview

PCA is one of the largest providers of professional portrait photography products and services in North America based on sales, number of customers and studio locations. We are a leader in the domestic pre-school portrait photography market and we believe we are the third largest company in the highly fragmented domestic professional portrait industry. For the fiscal year ended February 2, 2003, we served over 7.0 million customers through our retail and institutional channels and, at fiscal year end, operated 2,001 permanent portrait studios. Operating under the trade name Wal-Mart Portrait Studios, we are the sole portrait photography provider for Wal-Mart Stores, Inc., the world’s largest retailer in terms of sales. As of February 2, 2003, we operated 1,963 permanent portrait studios in Wal-Mart discount stores and supercenters in the United States, Canada, Mexico and Germany and provided traveling portrait photography services to approximately 1,100 additional Wal-Mart store locations in the United States. We opened our first studio in the U.K. on February 7, 2003. Under the trade name PCA International, Inc., we also serve other retail channels, such as Meijer, Inc. and select military bases, as well as institutional channels, such as church congregations and schools.

PCA has been in operation since 1967. Until January 1997, our business consisted principally of operating portrait studios in Kmart stores. At that time, PCA acquired American Studios, Inc., which was then the primary portrait photography provider to Wal-Mart stores in the United States and Mexico. As we expanded our Wal-Mart business, we began in the second quarter of fiscal 1997 to close certain of our underperforming studios in

Kmart stores. In response to these closings and our expansion in Wal-Mart, Kmart initiated closure of a number of our studios. In August 1998, PCA consummated a recapitalization pursuant to which Jupiter Partners became PCA’s controlling stockholder and thereafter hired a new senior management team. Led by Barry Feld, PCA’s Chairman, President and Chief Executive Officer, new management commenced wide-ranging initiatives to improve our cash flow and market share. After receiving a commitment from Wal-Mart to accelerate our expansion in Wal-Mart stores, we made a strategic decision to close all Kmart studios and redeploy those assets into Wal-Mart. We completed this process by the end of fiscal 2000. Sales from our Wal-Mart business has grown at a compound annual growth rate of 15.8% from fiscal 1997 to 2002.

Our sales are derived from the sale of portrait photography and ancillary portrait photography products. All such sales are recognized at the point of delivery to the customers. Outside the Wal-Mart environment, we continue to work closely with host retailers to add incremental permanent studio locations. We support studio expansions through leveraging existing marketing programs and services, including production and placement of in-store advertising, in-studio displays, direct marketing programs and general multi-media advertising. Because of the retail nature of our services, our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth quarter (typically late October/early November through late January/early February) generally produces a large percentage of annual sales and operating income. The fourth quarter in fiscal 2002, 2001 and 2000 accounted for approximately 33%, 35% and 33%, respectively, of our annual sales and 62%, 78% and 89%, respectively, of our annual operating income. We believe such seasonal trends will continue for the foreseeable future. Our operations can be adversely affected by inclement weather, especially during the important fiscal fourth quarter.

Our expenses include, but are not limited to, costs of sales, general and administrative, and amortization. Costs of sales include manufacturing costs (including depreciation) related to the production of portraits including photographic film, paper, processing chemistry and labor; salaries, benefits and related overhead (including depreciation) for photography services and sales; fees paid to our host environments; marketing and advertising; and other miscellaneous selling expenses. General and administrative expenses include salaries, benefits and related overhead (including depreciation) associated with corporate and field management functions and support services. Amortization expenses relate to intangible assets.

The following table presents certain consolidated statement of operations information stated as a percentage of total sales. Certain columns may not add due to rounding.

	Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
Sales	100.0%	100.0%	100.0%
Cost of sales	74.1%	74.2%	75.6%

Gross profit	25.9%	25.8%	24.4%
General and administrative	13.9%	14.5%	15.0%
Amortization of intangibles	0.1%	0.8%	0.9%

Income from operations	12.0%	10.6%	8.5%
Interest income	0.0%	0.0%	0.1%
Interest expense	(9.7)%	(11.5)%	(12.9)%
Other expense	(0.9)%	(5.8)%	0.0%
Early extinguishment of debt	(1.5)%	0.0%	0.0%

Loss before income taxes and cumulative effect of accounting change	(0.2)%	(6.7)%	(4.3)%
Income tax benefit (provision)	5.0%	(0.1)%	0.2%

Income (loss) before cumulative effect of accounting change	4.8%	(6.8)%	(4.1)%
Cumulative effect of accounting change	0.0%	(0.7)%	(2.6)%

Net income (loss)	4.8%	(7.5)%	(6.7)%

Results of Operations

2002 Fiscal Year Compared With 2001 Fiscal Year.

Sales for fiscal 2002 increased 14.8% to $296.6 million from $258.4 million in fiscal 2001. Sales from our Wal-Mart business were the largest contributor to growth, increasing 13.0% in fiscal 2002 to $279.7 million from $247.4 million in fiscal 2001. This increase was the result of the following: (1) an increase in same studio sales of 5.2%, or $6.7 million (adjusted due to fiscal 2001 having 53 weeks); (2) sales from newly opened permanent studios of $24.2 million; and (3) a $1.4 million increase in sales in our traveling locations. We ended the year with 2,001 permanent studios, representing 224 more studios than at the end of fiscal 2001. Additionally, sales from institutional portraiture increased $4.9 million in fiscal 2002 to $14.3 million from $9.4 million in fiscal 2001. This increase was the result of an increase in photography sessions in churches and schools.

Gross profit for fiscal 2002 increased 15.0% to $76.7 million from $66.7 million in fiscal 2001. Gross profit as a percentage of sales was 25.9% and 25.8% in fiscal 2002 and fiscal 2001, respectively. Prior to the fourth quarter of 2002, we had experienced an increase in year-to-date gross profit percentage. During the fourth quarter, a severe ice storm in the Charlotte, North Carolina metropolitan area negatively affected our manufacturing production facilities, and as a result, our gross profit percentage for the fiscal year remained flat with the prior year.

General and administrative expenses for fiscal 2002 increased 9.7% to $41.1 million from $37.5 million in fiscal 2001. General and administrative expenses as a percentage of sales were 13.9% and 14.5% for fiscal 2002 and 2001, respectively. This decrease as a percent of sales is a result of the increase in sales coupled with management’s focus on controlling overall corporate expenses. These general and administrative expenses included expenses in fiscal 2002 of $494,000 related to management restructuring expenses (executive severance, search and relocation) and loss on disposals of property and equipment.

Operating income for fiscal 2002 increased 29.8% to $35.5 million from $27.3 million in fiscal 2001. Operating income as a percentage of sales increased to 12.0% in fiscal 2002 from 10.6% in fiscal 2001. This increase reflects the net effect of changes in gross profit and general and administrative expenses as described above as well as the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 had a $1.8 million positive impact on operating income year over year due to amortization of goodwill being discontinued.

Net interest expense for fiscal 2002 decreased 3.6% to $28.6 million from $29.7 million in fiscal 2001 as a result of a decrease in amortization of deferred financing costs as well as a decrease in interest expense related to derivative financial instruments.

Other expense was $2.8 million in fiscal 2002 as compared to $15.0 million in fiscal 2001. Other expense represents the mark-to-market adjustment for the embedded derivative in our Series A, which met the criteria for bifurcation and separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), (“SFAS 133”) which we adopted in fiscal 2001. The embedded derivative value was computed based on several factors including the underlying value of our common stock at a point in time. In December 2002, our shareholders approved modifications to the terms of our Series A, and we have determined, based on these modified terms, the embedded derivative no longer meets the requirements for bifurcation and separate accounting. Therefore, we do not anticipate future mark-to-market adjustments in other expense related to this derivative.

In June 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a loss on early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Our income tax benefit was $14.9 million in fiscal 2002 compared to a $0.2 million income tax provision in fiscal 2001. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because, based on the weight of available evidence (operating performance, debt structure, forecasted earnings, etc.) at that time, it was not likely such assets would ultimately be realized. In fiscal 2002, we determined, based on the weight of available evidence, it is now more likely than not that such assets will ultimately be realized, with the exception of assets generated by operations in Argentina discontinued in fiscal 2000. Therefore, the valuation allowance on deferred tax assets was reduced from $18.7 million in fiscal 2001 to $77,000 in fiscal 2002. This resulted in a $18.6 million positive impact on net income. At the end of fiscal 2002, we had federal net operating loss carryforwards of $36 million expiring in various amounts from 2010 through 2023. Additionally, we have minimum tax credit carryforwards with indefinite expiration of approximately $1.1 million. Therefore, we do not anticipate paying federal or state corporate taxes in the coming year.

Our income before the cumulative effect of accounting change increased to $14.4 million in fiscal 2002 from a $17.6 million loss in fiscal 2001. The increase in income is a result of an $8.2 million increase in operating income, a $1.1 million decrease in net interest expense, a $4.6 million decrease due to the loss on early extinguishment of debt, a $12.3 million decrease in other expense related to the valuation of the redemption feature of our Series A, and a $15.0 million increase in income tax benefit.

2001 Fiscal Year Compared With 2000 Fiscal Year.

Sales for fiscal 2001 increased 13.6% to $258.4 million from $227.5 million in fiscal 2000. Sales from our Wal-Mart business were the largest contributor to growth, increasing 14.8% in fiscal 2001 to $247.4 million from

$215.6 million in fiscal 2000. This increase was the result of the following: (1) an increase in same studio sales of 3.2%, or $6.1 million; (2) sales from newly opened permanent studios of $26.4 million; and (3) a $700,000 decrease in sales in our traveling locations. We ended the year with 1,777 permanent studios, representing 215 more studios than at the end of fiscal 2000.

Gross profit for fiscal 2001 increased 20.1% to $66.7 million from $55.6 million in fiscal 2000. Gross profit as a percentage of sales increased to 25.8% from 24.4% in fiscal 2000. We attribute this increase in gross profit to the increase in overall sales, as well as to higher margins as we leveraged our manufacturing capacity and our studio labor efficiency. We leveraged our manufacturing capacity by producing more portrait units (as a result of increased sales) over a semi-variable cost structure in our manufacturing facilities.

General and administrative expenses for fiscal 2001 increased 9.4% to $37.5 million from $34.2 million in fiscal 2000. These general and administrative expenses included expenses in fiscal 2001 of $839,000 related to Kmart studio closing costs and $841,000 related to management restructuring expenses (executive severance, search and relocation). General and administrative expenses as a percentage of sales were 14.5% and 15.0% for fiscal 2001 and 2000, respectively. This decrease as a percent of sales is a result of the increase in sales coupled with management’s focus on controlling overall corporate expenses.

Operating income for fiscal 2001 increased 40.9% to $27.3 million from $19.4 million in fiscal 2000. Operating income as a percentage of sales increased to 10.6% in fiscal 2001 from 8.5% in fiscal 2000. This increase reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Net interest expense for fiscal 2001 increased 2.0% to $29.7 million from $29.1 million in fiscal 2000 as a result of increased borrowings under our existing credit facility to help finance the expansion of our business.

Other expense of $15.0 million for fiscal 2001 represented the year-to-date mark-to-market adjustment for the derivative in our Series A, which meets the criteria of an embedded derivative under SFAS 133, which we adopted in fiscal 2001.

Our income tax expense increased to $0.2 million in fiscal 2001 due to international taxes. Given our current and historical net losses, however, we do not anticipate paying federal or state corporate taxes in the near future.

Our loss before the cumulative effect of accounting changes increased to $17.6 million in fiscal 2001 from $9.3 million in 2000. The increase in loss is a result of other expense related to the valuation of the redemption feature of our Series A offset by the increase in sales and improved operating performance.

2000 Fiscal Year Compared with 1999 Fiscal Year.

Sales for fiscal 2000 decreased 3.7% to $227.5 million from $236.1 million in fiscal 1999. The impact of the accounting change was insignificant between fiscal 2000 and 1999. Restructuring activities and closing of our Kmart studios were the primary contributing factors to the decline in sales. These factors were offset by the opening of Wal-Mart studios. Sales excluding Kmart studios in fiscal 2000 increased 14.1% to $222.3 million from $194.9 million in fiscal 1999. Sales from our Wal-Mart business were the largest contributor to growth, increasing 14.5% in fiscal 2000 to $215.6 million from $188.3 million in fiscal 1999. This increase was the result of the following: (1) an increase in same studio sales of 6.5%, or $9.9 million; (2) sales from newly opened permanent studios of $20.4 million; and (3) a $3.0 million decrease in sales in our traveling locations. We ended the year with 1,562 permanent studios, representing 415 fewer studios than at the end of fiscal 1999 due to the closing of our Kmart studios.

Gross profit for fiscal 2000 increased 11.4% to $55.6 million from $49.9 million in fiscal 1999. Gross profit as a percentage of sales increased to 24.4% from 21.1% in fiscal 1999. We attribute this increase in gross profit to the closing of unprofitable Kmart studios coupled with increasing Wal-Mart studio operations.

General and administrative expenses for fiscal 2000 decreased 0.9% to $34.2 million from $34.5 million in fiscal 1999. General and administrative expenses in fiscal 2000 included $3.2 million of Kmart studio closing costs net of reimbursements paid by Kmart to us for unamortized leasehold improvements in our closed Kmart studios and $0.3 million related to management restructuring expenses (executive severance, search and relocation). General and administrative expenses as a percentage of sales were 15.1% and 14.6% for fiscal 2000 and 1999, respectively. This increase as a percent of sales was due primarily to the decrease in overall sales (due to the closing of our Kmart studios) as well as the expenses related to the restructuring of corporate management in fiscal 2000.

Operating income for fiscal 2000 increased 44.6% to $19.4 million from $13.4 million in fiscal 1999. Operating income as a percentage of sales increased to 8.5% in fiscal 2000 from 5.7% in fiscal 1999. This increase reflects the closing of underperforming Kmart locations and a reduction of general and administrative expenses.

Net interest expense for fiscal 2000 increased 1.3% to $29.1 million from $28.7 million in fiscal 1999 as a result of increased borrowings under our previous credit facility to help finance the expansion of our business as well as increases in the weighted averaged interest rate of our debt.

Our loss before the cumulative effect of an accounting change improved to $9.3 million in fiscal 2000 (and to $15.3 million when including the cumulative effect of the accounting change) from a loss of $24.2 million in fiscal 1999 through a combination of Kmart studio closings, leverage gained in our gross profit, and reductions in general and administrative expenses.

Liquidity and Capital Resources

Liquidity.    Our capital structure is highly leveraged. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During fiscal 2002, we used $17.0 million in cash on capital expenditures. However, we have seen an improvement in our working capital position (our working capital deficit decreased by $13.8 million during fiscal 2002), primarily as a result of our retirement of our previous debt structure and replacing it with a more favorable debt amortization schedule. From the end of fiscal 1998 until our debt restructuring on June 27, 2002, we had experienced an increase in our working capital deficit due to our exiting Kmart stores while aggressively expanding our Wal-Mart relationship.

Our assumption of the cash flow generated from operations is based on projections of our performance, which includes assumptions of the growth in number of studios and growth in comparable studio sales, among other factors. If these projections are not attained, this could adversely impact the amount of cash generated from operations and our access to additional borrowings.

Due to the seasonality of our operations, cash is generally consumed during the first three quarters and generated during the remaining fourth quarter. During the Christmas season, which falls in our fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

We entered into a new senior secured credit facility on June 27, 2002, which allows us to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of February 2, 2003, $13.8 million was outstanding in revolving loans in addition to $10.8 million in letters of credit. We had additional availability of $25.4 million. Our outstanding revolving loans bear interest at a rate equal to the London inter-bank offered rate (“LIBOR”) plus 3.5% or, at our option, the Alternate Base Rate (which is the higher of (i) the Bank of America, N.A. prime rate and (ii) the Federal Funds rate plus 0.50%) plus 2.5%. As of February 2, 2003, the weighted average interest rate on this facility was 5.0%. We may prepay loans and reduce the amounts available to us at any time by giving prior notice without premium or penalty. We are required to prepay loans with 100% of the net cash proceeds of all asset sales by us (subject to certain restrictions), 100% of the net cash proceeds from the issuance of debt (subject to certain restrictions), and 100% of the net cash proceeds from the issuance of equity by us, provided that such net cash proceeds from the issuance of equity may be applied to prepay up to 35% of PCA LLC’s outstanding senior notes. In addition, we are subject to mandatory prepayment obligations so that from December 15, 2003 through January 15, 2004 the aggregate principal amount of loans outstanding shall not exceed $15.0 million, and from December 15 through January 15 of each year thereafter the aggregate principal amount of loans outstanding shall not exceed $10.0 million. Our senior secured credit facility contains financial covenants that require us to comply with certain financial ratios and tests. As of February 2, 2003, we were in compliance with these ratios and tests:

Ratio/Test	Required Maximum	Required Minimum	Actual
Consolidated Total Leverage Ratio	5.50		4.60
Consolidated Senior Secured Leverage Ratio	1.25		0.24
Consolidated Fixed Charge Coverage Ratio		1.20	1.86
Consolidated Interest Coverage Ratio		1.50	2.04
Last Twelve Months EBITDA (as defined in agreement)		$40,000	$46,717
Consolidated Net Worth		$(227,027)	$(125,618)
Capital Expenditures (fiscal year 2002)	$20,000		$17,037

As of February 1, 2004, the ratios and tests will be as follows:

Ratio/Test	Required Maximum	Required Minimum
Consolidated Total Leverage Ratio	5.25
Consolidated Senior Secured Leverage Ratio	1.25
Consolidated Fixed Charge Coverage Ratio		1.20
Consolidated Interest Coverage Ratio		1.75
Last Twelve Months EBITDA (as defined in agreement)		$45,000
Consolidated Net Worth		$(227,027)
Capital Expenditures (fiscal year 2003)	$27,963

Also on June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes (the “Opco senior subordinated notes”). The Opco senior subordinated notes are subordinated to our senior secured credit facility and our senior notes and are guaranteed by PCA International, Inc. and all of PCA LLC’s domestic subsidiaries. The Opco senior subordinated notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. We must repay in full all amounts outstanding under the Opco senior subordinated notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The Opco senior subordinated notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict our ability to engage in certain activities. As of February 2, 2003, we were in compliance with such covenants.

Also on June 27, 2002, PCA International, Inc. issued $30.0 million of senior subordinated discount notes (the “Parent Notes”). The Parent Notes are subordinated to the guarantee of our senior secured credit facility and our senior notes by PCA International, Inc. The Parent Notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the Parent senior subordinated discount notes semiannually, in arrears. As of February 2, 2003, $2.5 million had been added to the outstanding principal amount. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. We must repay in full all amounts outstanding under the Parent Notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The Parent senior subordinated discount notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict our ability to engage in certain activities. As of February 2, 2003, we were in compliance with such covenants.

Capital Expenditures.    Capital expenditures were $17.0 million in fiscal 2002, $13.1 million in fiscal 2001, and $11.6 million in fiscal 2000. Capital expenditures during the same periods were principally for equipment and leasehold improvements in new permanent studios, as well as for expenditures for the upgrade of certain processing equipment in our two laboratory and processing facilities, and new computing equipment in our corporate office. Capital expenditures in fiscal 2002, 2001, and 2000 were financed from operations in addition to borrowings under our credit facilities. The most significant capital expenditures contemplated over the next five years will be for new studio openings.

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $31.0 million, $12.7 million, and $6.0 million in fiscal 2002, 2001, and 2000, respectively. The increase in cash provided by operating activities of $18.3 million in fiscal 2002 was due to the $8.2 million increase in our operating income, the $9.1 million increase in changes in accrued interest expense, and a $1.0 million increase in other operating cash flow components. The increase in cash provided by operating activities in fiscal 2001 was due to the $7.9 million increase in our operating income. The decrease in cash provided by operating activities in fiscal 2000 to $6.0 million from $11.0 million in fiscal 1999 was due to an overall decrease in sales as we exited Kmart stores, and resulting effects on operating assets and liabilities.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $17.0 million in fiscal 2002, $13.1 million in fiscal 2001, and $9.4 million in fiscal 2000. Net cash used in investing activities increased $3.9 million in fiscal 2002, $3.7 million in fiscal 2001 and $2.1 million in fiscal 2000. The primary reason for these increases was the acceleration of our expansion in the Wal-Mart host environment.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $14.6 million in fiscal 2002, $1.0 million in fiscal 2001, and $0.3 million in fiscal 2000. The increase in net cash used in fiscal 2002 was primarily the result of our debt restructuring in June 2002. The increase in net cash used in fiscal 2001 was due to repayments of long-term debt offset by increased net borrowings under our credit facility.

Preferred Stock.    In connection with our recapitalization during the second quarter of 1999, we issued 15,000 shares of Series A for net proceeds of $14.9 million (net of offering costs of $98,000). We used the proceeds from the issuance to prepay $10.0 million of debt under our previous credit facility and eliminate scheduled debt payments until October 2000, to pay $3.3 million in fees related to our previous credit facility and to repurchase $1.7 million of our common stock. The Series A is convertible at any time into 125 shares of common stock per share of Series A issued and outstanding and is redeemable at April 30, 2011 at $1,000 per share plus all declared and unpaid dividends. The Series A is a hybrid instrument, which is discussed in “Critical Accounting Policies—Derivative Financial Instruments.”

Critical Accounting Policies

In preparing the financial statements in accordance with accounting principles generally accepted in the United States (GAAP), we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable; however, we believe that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material effect on our consolidated results of operations, financial position, or liquidity for the periods presented here.

Our most critical accounting policies include revenue recognition and deferred costs, postretirement benefits, workers’ compensation, general insurance liability amounts, recoverability of deferred tax assets, derivative financial instruments and depreciation of property and equipment.

Revenue Recognition and Deferred Costs.    In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” in fiscal 2000, we began recording photographic sales when portraits and/or other merchandise are delivered to our customers. Costs relating to portraits processed, or in process, are deferred as incurred and expensed when the related photographic sales is recognized. Prior to the adoption of SAB No. 101 in fiscal 2000, sales were recorded when portraits were purchased at the time of photography. All costs incurred or to be incurred related to portraits processed or to be processed but not delivered were accrued and expensed.

Postretirement Benefits.    We sponsor a postretirement health care plan for certain retirees and current employees. We measure the cost of its obligations based on actuarial assumptions. This benefit is accrued and covers fewer than 70 people. In the event these actuarial assumptions are materially different from our future actual experience, our accrual for such postretirement benefits could be materially misstated. To date, however, we have not experienced a material difference between our estimates of cost based on actuarial assumptions and actual experience.

Workers’ Compensation and General Insurance.    We have established reserves for worker’s compensation and general insurance claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. The amount of these reserves could differ from our ultimate liability related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates.

Income Tax.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided against deferred tax assets if, based on the weight of available evidence, we determine that it is more likely than not that such assets will not ultimately be realized. During fiscal 2002, we determined that it was more likely than not that such assets will be realized. As a result, the valuation allowance was reduced to $77,000 in fiscal 2002 from $18.7 million in fiscal 2001.

Derivative Financial Instruments.    On January 29, 2001, we adopted SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

We may from time to time use derivative financial instruments designated as cash flow hedges, such as interest rate swaps, interest rate collars and interest rate cap agreements to manage exposure due to changes in cash interest requirements on its variable rate debt.

We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance of the counterparties, we do not expect such losses, if any, to be significant.

During fiscal 2001, we had an interest rate swap agreement that converted three-month floating LIBOR to a fixed 5.25% rate. This swap was for $60.0 million. We had an additional interest rate swap agreement for $20.0 million. This agreement was a collar with a top rate of 6.5% and a bottom rate of 5.25%. There was an additional interest rate cap agreement for $25.0 million. This agreement capped LIBOR at 7.0%. Each of these agreements expired December 3, 2001. The business purpose of these agreements was to limit our exposure to higher interest rates. We had in place an interest rate cap agreement for $94 million which expired December 3, 2002. This agreement capped LIBOR at 7.0%. The agreement was essentially separate from any loan agreement and paid us if LIBOR exceeded 7.0%. Since LIBOR was under 2.0% we did not profit from this agreement. As was the case in our previous agreements, the business purpose was to limit our exposure to higher interest rates.

Prior to December 2002, we determined our Series A met the definition of a hybrid instrument as outlined in SFAS 133. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock), as the host contract, and an embedded derivative consisting of a conversion option, which derived value, in part, based on the changes in the fair value of our common stock. Therefore, we separated the embedded derivative, valued it, and classified it as a component of “Other Liabilities” in our balance sheet. We valued the embedded derivative using the Black-Scholes option pricing model with an assumption of fair value of our underlying common stock. To value our common stock, we use the income approach, which considers expected returns on investment, which are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate present worth factor reflecting the risk inherent in the investment. In addition, we apply a discount because there is not a readily available market for our common stock. The value of our common stock we have calculated, therefore, could be different if we apply a different discount with regard to the marketability of our common stock as well as if we apply a different discount rate in our discounted net cash flow analysis. Consequently, the value of the embedded derivative could change based on differences in assumptions used in valuing our common stock.

In December 2002, our shareholders approved modifications to the liquidation and redemption provisions of the Series A. The redemption of the Series A is now at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, we have determined the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Depreciation of Property and Equipment.    We use the straight-line method to depreciate property and equipment over the estimated useful lives of these assets. A summary of estimated useful lives is as follows:

Land improvements	10 to 30 years
Buildings and improvements	10 to 55 years
Photographic, sales and finishing equipment	3 to 13 years
Studio improvements	3 to 10 years

In the event the estimated useful lives of these assets are materially different from their actual useful lives, the fair value of property and equipment could be materially different than the carrying value of these assets.

However, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate long-lived assets for financial impairment to determine if the carrying amount of such assets may not be fully recoverable. If the carrying amount is not fully recoverable, the assets are adjusted to their fair values.

Contractual Obligations and Commercial Commitments

The following summarizes the contractual cash obligations and other commercial commitments of PCA International, Inc. and its subsidiaries as of February 2, 2003. In addition, we have a contract with AGFA Corporation that requires us to purchase substantially all of our photographic film, paper and processing chemistry from AGFA Corporation, but does not specify a minimum purchase amount.

Contractual Obligations

	Repayment by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
PCA LLC (including subsidiaries):
Lines of credit (senior secured credit facility)	$13.8	$—	$3.8	$10.0	$—
Capital lease obligations	0.2	0.1	0.1	—	—
Operating lease obligations	0.8	0.5	0.3	—	—
Senior notes due 2009	165.0	—	—	—	165.0
Opco senior subordinated notes	10.0	—	—	—	10.0

Total PCA LLC	189.8	0.6	4.2	10.0	175.0

PCA International, Inc. (excluding subsidiaries):
Parent senior subordinated discount notes	32.5	—	—	—	32.5
Series A redeemable convertible preferred stock	15.0	—	—	—	15.0

Total PCA International, Inc.	47.5	—	—	—	47.5

Total contractual cash obligations	$237.3	$0.6	$4.2	$10.0	$222.5

Other Commercial Commitments

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Standby letters of credit	$10.8	$10.8	$—	$—	$—

Total commercial commitments	$10.8	$10.8	$—	$—	$—

Inflation Fluctuations

Over the past few years, inflation fluctuations have not had a significant impact on our financial condition or results of operations.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB No. 30. The Statement also amends SFAS No. 13, “Accounting For Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the Statement makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The rescission of SFAS Nos. 4, 44 and 64 is effective in 2003. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The amendments to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. We have early adopted the provisions of this Statement related to the rescission of SFAS No. 4 in fiscal 2002. All other provisions of the statement do not affect our financial position and results of operations.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not affect our financial position and results of operations.

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures about its obligations under certain guarantees that it has issued to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee prospectively for guarantees entered into or modified after December 31, 2002. The adoption of FIN No. 45 did not affect our financial position and results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 did not affect our financial position and results of operation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. During fiscal 2000, we entered into an interest rate cap that established a maximum interest rate for a specified dollar amount of debt. If the current market interest rate is below the maximum agreed-upon rate, we would pay interest on the specified dollar amount of debt, based on the current market rate. If the current market rate is greater than the maximum agreed-upon rate, we would pay interest on the specified dollar amount of debt based on the maximum rate. The fair market values of the cap at February 3, 2002, and at January 28, 2001, were $0 and $40,000, respectively. The interest rate cap agreement expired December 3, 2002. As of February 2, 2003, we have not entered into any other interest rate hedging agreements. In addition, a 1.0% change in the interest rate on our senior secured credit facility would have a $0.1 million affect on our financial position and results of operations based on the outstanding balance on our senior secured credit facility as of February 2, 2003.

We conduct business in foreign currencies in Canada, Mexico, Germany and the United Kingdom. A 10% change in the value of all foreign currencies would not have a material effect on our financial position, liquidity or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of

PCA International, Inc.:

We have audited the accompanying consolidated balance sheets of PCA International, Inc. and Subsidiaries (the “Company”) as of February 2, 2003 and February 3, 2002, and the related consolidated statements of operations, shareholders’ deficiency, and cash flows for each of the three years in the fiscal period ended February 2, 2003. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2003 and February 3, 2002 and the results of their operations and their cash flows for each of the three years in the fiscal period ended February 2, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 3 and 11, respectively, to the consolidated financial statements, the Company changed its method of accounting for revenue recognition during the fiscal year ended January 28, 2001, adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 29, 2001, and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on February 4, 2002.

/s/     DELOITTE & TOUCHE LLP

April 4, 2003

Charlotte, North Carolina

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 2, 2003	February 3, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,522	$2,885
Accounts receivable	1,723	1,493
Inventories	10,542	8,492
Deferred income taxes	4,303	1,294
Prepaid expenses and other assets	2,971	3,022

Total current assets	22,061	17,186
PROPERTY AND EQUIPMENT:
Land and improvements	2,305	2,305
Buildings and improvements	12,698	12,404
Photographic, sales and finishing equipment	123,530	109,562
Studio improvements	19,457	16,236
Construction in progress	1,143	1,889

Total	159,133	142,396
Less accumulated depreciation and amortization	101,371	91,500

Property and equipment, net	57,762	50,896
GOODWILL	51,557	51,531
DEFERRED FINANCING COSTS, NET	10,023	11,317
DEFERRED INCOME TAXES, NONCURRENT	11,027	—
INTANGIBLES AND OTHER ASSETS, NET	39	199

TOTAL ASSETS	$152,469	$131,129

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	February 2, 2003	February 3, 2002
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$—	$9,000
Current portion of long-term debt	94	11,333
Accounts payable—trade	26,627	24,231
Accrued insurance	3,960	3,120
Accrued income taxes	495	287
Accrued compensation	4,740	4,857
Accrued interest	12,084	4,236
Other accrued liabilities	9,853	9,741

Total current liabilities	57,853	66,805
LONG-TERM DEBT	217,153	197,628
DEFERRED INCOME TAXES	—	1,294
OTHER LIABILITIES	3,791	35,104

TOTAL LIABILITIES	278,797	300,831
COMMITMENTS AND CONTINGENCIES SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares)	34,924	7,688
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; outstanding—2,293,152 shares)	458	458
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding at fiscal 2002—287)	642	—
Warrants to purchase common stock (issued and oustanding at fiscal 2002—306,610 and at fiscal 2001—508,300)	2,947	4,843
Additional paid-in capital	2,861	—
Deficit	(167,741)	(182,173)
Accumulated other comprehensive loss	(419)	(518)

Total shareholders’ deficiency	(161,252)	(177,390)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$152,469	$131,129

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
SALES	$296,616	$258,403	$227,470
COST OF SALES	219,872	191,658	171,875

GROSS PROFIT	76,744	66,745	55,595
GENERAL AND ADMINISTRATIVE	41,090	37,450	34,230
AMORTIZATION OF INTANGIBLES	192	1,971	1,974

INCOME FROM OPERATIONS	35,462	27,324	19,391
INTEREST INCOME	14	44	159
INTEREST EXPENSE	(28,624)	(29,727)	(29,266)
OTHER EXPENSE	(2,776)	(15,026)	—
EARLY EXTINGUISHMENT OF DEBT	(4,569)	—	—

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(493)	(17,385)	(9,716)
INCOME TAX BENEFIT (PROVISION)	14,869	(168)	448

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	14,376	(17,553)	(9,268)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1,728)	(5,990)

NET INCOME (LOSS)	$14,376	$(19,281)	$(15,258)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY AND  COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Warrants to Purchase Series A Redeemable Convertible Preferred Stock		Warrants to Purchase Common Stock		Additional Paid-In Capital	Deficit	Compre- hensive Income (Loss)	Accumul- ated Other Compre-hensive Income (Loss)	Total Share-holders’ Deficiency
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 30, 2000	2,293,152	$458	—	$—	254,150	$1,982	$—	$(147,086)		$165	$(144,481)
Comprehensive loss:
Net loss								(15,258)	$(15,258)		(15,258)
Foreign currency translation adjustment, net of taxes									(255)	(255)	(255)

Total comprehensive loss									$(15,513)

Accretion of Series A redeemable convertible preferred stock								(12)			(12)

BALANCE, JANUARY 28, 2001	2,293,152	458	—	—	254,150	1,982	—	(162,356)		(90)	(160,006)
Comprehensive loss:
Net loss								(19,281)	$(19,281)		(19,281)
Foreign currency translation adjustment, net of taxes									(428)	(428)	(428)

Total comprehensive loss									$(19,709)

Accretion of Series A redeemable convertible preferred stock								(536)			(536)
Issuance of Warrants					254,150	2,861					2,861

BALANCE, FEBRUARY 3, 2002	2,293,152	458	—	—	508,300	4,843	—	(182,173)		(518)	(177,390)
Comprehensive Income:
Net income								14,376	$14,376		14,376
Foreign currency translation adjustment, net of taxes									99	99	99

Total comprehensive income									$14,475

Accretion of Series A redeemable convertible preferred stock								56			56
Issuance of Warrants			287	642	52,460	965					1,607
Cancellation of Warrants					(254,150)	(2,861)	2,861				—

BALANCE, FEBRUARY 2, 2003	2,293,152	$458	287	$642	306,610	$2,947	$2,861	$(167,741)		$(419)	$(161,252)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
OPERATING ACTIVITIES:
Net income (loss)	$14,376	$(19,281)	$(15,258)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,090	11,027	11,451
Amortization of deferred financing cost	2,114	2,868	2,277
Interest expense-effective interest method	(509)	(514)	556
Cumulative effect of accounting change	—	1,728	5,990
Change in fair value of derivative instruments	2,776	15,026	—
Early extinguishment of debt	4,569	—	—
Amortization of debt discounts	374	—	—
Decrease in allowance for doubtful accounts	—	(31)	(908)
Provision for deferred income taxes	(15,330)	—	—
Loss on disposal of property and equipment	46	228	640
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(230)	(374)	(667)
Inventories	(2,051)	(1,867)	(1,178)
Prepaid expenses and other assets	51	(898)	(754)
Other noncurrent assets	(32)	75	(124)
Accounts payable—trade	2,396	1,981	5,655
Accrued expenses	931	1,360	(80)
Accrued interest	11,983	2,843	382
Other accrued liabilities	(582)	(1,476)	(1,996)

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,972	12,695	5,986

INVESTING ACTIVITIES:
Purchase of property and equipment	(17,037)	(13,087)	(11,591)
Proceeds from sales of property and equipment	—	—	2,240

NET CASH USED IN INVESTING ACTIVITIES	(17,037)	(13,087)	(9,351)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	162,060	—	—
Proceeds from issuance of PCA International, Inc. senior subordinated discount notes	30,000	—	—
Proceeds from issuance of PCA LLC senior subordinated notes	10,000	—	—
Increase in borrowings under senior secured credit facility and capital lease obligations	79,700	42,264	22,000
Repayment of senior secured credit facility and capital lease obligations	(74,983)	(33,137)	(22,056)
Repayment of senior subordinated term loans	(210,393)	(8,375)	(242)
Deferred financing cost	(10,982)	(1,715)	—

NET CASH USED IN FINANCING ACTIVITIES	(14,598)	(963)	(298)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	300	(582)	(171)

DECREASE IN CASH AND CASH EQUIVALENTS	(363)	(1,937)	(3,834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,885	4,822	8,656

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,522	$2,885	$4,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,106	$24,415	$25,823

Income taxes paid	$23	$244	$310

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital lease	$—	$269	$—

Issuance of warrants	$1,607	$2,861	$—

Cancellation of warrants	$(2,861)	$—	$—

Paid-in-kind interest capitalized	$4,135	$2,232	$823

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—PCA International, Inc. and its subsidiaries (the “Company”) are engaged in the sale and processing of professional color portraits of children, adults and families. The Company operates portrait studios within Wal-Mart stores and supercenters in the United States, Canada, Mexico, Germany and the United Kingdom (“U.K.”) (the first U.K. studio was opened February 7, 2003) as well as other retail channels, such as Meijer, Inc. and select military bases. The Company also operates an extensive traveling business providing portrait photography services in additional retail locations and to church congregations and other institutions.

Principles of Consolidation—The consolidated financial statements include the accounts of PCA International, Inc. and its subsidiaries. Subsidiaries include PCA LLC, PCA Finance Corp., PCA National LLC, American Studios, Inc., PCA Photo Corporation of Canada, Inc., American Studios de Mexico, SA de CV, PCA International Deutschland GmbH and PCA International (UK) Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the Sunday nearest the end of January. The fiscal year 2002 ended February 2, 2003 and included 52 weeks, while the fiscal year 2001 ended February 3, 2002 included 53 weeks and the fiscal year 2000 ended January 28, 2001 included 52 weeks. The Company’s fiscal quarters are generally thirteen-week periods. In 53-week years, the fourth quarter has fourteen weeks.

Concentrations:

Source of Revenue—Approximately 94.3%, 95.7%, and 94.8% of sales for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001, respectively, were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the United States, Canada, Mexico, and Germany that commit the Company to a percentage-of-sales commission payable to Wal-Mart. The agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond the Company’s control.

Source of Supply—The Company purchases substantially all of its photographic film, paper, and processing chemistry from one supplier. Although there are a limited number of manufacturers of these products, management believes other suppliers could provide similar products. A change in suppliers, however, could cause a delay in portrait production, a possible loss of sales, and an increase in costs, which would adversely affect operating results.

Foreign Operation—Included in the Company’s consolidated balance sheets at February 2, 2003 and February 3, 2002 are net assets located in Mexico of $1.3 million and $2.2 million, respectively, net liabilities located in Canada of $36,000 and $0.3 million, respectively, net liabilities located in Germany of $0.3 million and $0, and net liabilities located in the United Kingdom of $12,000 and $0.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include, but are not limited to, deferral of costs related to undelivered portraits, worker’s compensation and general property and casualty liability self insurance reserves, useful lives of property and equipment and the fair value of the Company’s common stock and derivative instruments. Actual results could differ from those estimates.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Transactions—Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal period. Gains and losses on foreign currency transactions are included in the determination of net income for the period. Such gains and losses were immaterial for fiscal 2002, 2001 and 2000 and were primarily related to the fluctuation in the Mexican peso.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable—Due to the nature of accounts receivable, there was no allowance for doubtful accounts at February 2, 2003 and February 3, 2002.

Inventories—Inventories include photographic film, paper, processing chemistry, photographic and sales supplies, add-on merchandise, and work-in-progress on undelivered portraits which are valued at the lower of cost or market, cost being determined on the first-in, first-out basis.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. A summary of estimated useful lives is as follows:

Land improvements	10 to 30 years
Buildings and improvements	10 to 55 years
Photographic, sales and finishing equipment	3 to 15 years
Studio improvements	3 to 10 years

Construction-in-progress represents short-term capital projects such as camera, background, and lighting system construction. Depreciation of these assets commence at the time the projects are completed and placed into service.

Maintenance and repairs are charged to expense as incurred. When properties are disposed, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense for the fiscal years ended February 2, 2003, February 3, 2002, and January 28, 2001 was $9.9 million, $9.1 million, and $9.5 million, respectively.

Impairment of Long-Lived Assets—Under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted February 4, 2002, the Company periodically evaluates its long-lived assets for financial impairment to determine if the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted future cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values.

Goodwill and Intangible Assets—During fiscal 1996, the Company purchased the outstanding common stock of American Studios, Inc. (“ASI”). The acquisition was accounted for by the purchase method and the excess of the purchase price over the fair value of the net identifiable assets acquired, (approximately $60.7 million), was recorded as goodwill and other acquired intangibles. Prior to February 4, 2002, goodwill was amortized on a straight-line basis over 35 years. Other acquired intangibles are amortized on a straight-line basis over their estimated useful lives. On February 4, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Impairment would be recognized when the expected undiscounted future operating cash flows derived from such intangible assets are less than their carrying value (see Note 11). Accumulated amortization as of February 2, 2003 and February 3, 2002 was $9.0 million.

Deferred Financing Costs—Deferred financing costs primarily consist of fees and expenses incurred in obtaining long-term financing. The deferred costs are amortized over the life of the associated debt, ranging from 5 to 8 years. Accumulated amortization as of February 2, 2003 and February 3, 2002 totaled $1.0 million and $7.5 million, respectively.

Self Insurance—The Company is self insured for certain losses relating to workers’ compensation and general property and casualty liabilities. The Company has stop-loss coverage to limit the exposure arising from these claims. Self insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience.

Postretirement Benefits—The Company sponsors a postretirement health care plan for certain retirees and employees. The Company measures the cost of its obligations based on actuarial assumptions. This benefit is accrued and covers a very small portion of the Company’s base of employees and retirees (see Note 7).

Photographic Sales and Deferred Costs—Sales are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed, or in process, are deferred and included in inventory as incurred and expensed when the related photographic sales are recognized. Prior to the accounting change at the beginning of fiscal 2000 (see accounting change below) sales were recorded when portraits were purchased at the time of photography and all costs incurred or to be incurred related to portraits processed or to be processed but not delivered were accrued and expensed.

Cost of Sales—Cost of sales consists of the following components: (1) advertising materials and supplies needed for photography and sales, including film and equipment depreciation; (2) the cost to produce portraits, including freight, labor, depreciation and management of photography and production facilities; (3) the production of directories for churches and other institutions and commissions paid to the host store; and (4) the labor and commissions paid to employees for all phases of customer acquisition, photography and sales processes, associated payroll taxes, related benefits and travel.

Advertising—Costs associated with advertising are charged to operations at the time the advertisement is first distributed. Advertising expenses were $14.5 million, $12.7 million, and $11.3 million for the years ended February 2, 2003, February 3, 2002, and January 28, 2001, respectively.

Store Pre-opening Costs—Costs of opening new retail studios are charged to operations as incurred.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided against deferred tax assets if, based on the weight of available evidence, the Company determines that it is more likely than not those assets will not ultimately be realized (see Note 6).

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments—On January 29, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. From time to time, depending on the Company’s debt structure, the Company uses derivative financial instruments designated as cash flow hedges, such as interest rate swaps, interest rate collars, and interest rate cap agreements to manage exposure due to changes in cash interest requirements on its variable rate debt. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company’s derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance of the counterparties, the Company does not expect such losses, if any, to be significant. The Company may enter into certain hedging agreements to reduce its exposure to market risks from changing interest rates (“interest rate swaps”). When utilizing an interest rate swap agreement, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the debt if the item hedged remains outstanding, or immediately, if the item hedged does not remaining outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately (see Note 3).

The Company may also utilize a hedging instrument which hedges market interest rates (“collars”). Under this type of instrument, the Company agrees to a minimum interest rate and a maximum interest rate for a specified dollar amount of debt. If the current market rate is below the minimum agreed-upon rate, the Company will pay interest on the specified dollar amount of debt based on the minimum interest rate. If the current market rate is above the maximum agreed-upon rate, the Company will pay interest on the specified dollar amount of debt based on the maximum interest rate. If the current market rate is between the minimum interest rate and the maximum interest rate, the Company will pay interest on the specified dollar amount of debt based on the current market rate (see Note 3).

The Company may also utilize another hedging instrument to reduce the risk of changing interest rates (“caps”). Under this type of instrument, a maximum interest rate is established for a specified dollar amount of debt. If the current market rate is below the maximum agreed-upon rate, the Company will pay interest on the specified dollar amount of debt, based on the current market rate. If the current market rate is greater than the maximum agreed-upon rate, the Company will pay interest on the specified dollar amount of debt based on the maximum rate (see Note 3).

It is not the Company’s current intention to enter into agreements, which contain embedded derivatives. However, if such agreements are executed, the Company will assess any embedded derivative based on the criteria outlined in SFAS No. 133 to determine if the derivative is required to be bifurcated and accounted for separately. As of February 3, 2002, the Company had one such derivative in its Series A redeemable convertible preferred stock (“Series A”) (see Note 3). On December 20, 2002, the Company’s shareholders approved changes in the terms of the Series A which removes the need to bifurcate and account for separately an embedded derivative (see Note 3 and Note 9).

Research and Development—The Company incurred $0.9 million, $0.9 million, and $1.5 million related to research and development activities during the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001, respectively. Such costs are charged to cost of sales as incurred.

Stock Option Plan—The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interpretations. As such, compensation expense relating to stock options granted to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price (see Note 9).

As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company’s net income as reported and the proforma amounts are indicated below:

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
	(in thousands)
Net income (loss) attributable to common shareholders:
As reported	$14,376	$(19,281)	$(15,258)

Proforma	$14,363	$(19,288)	$(15,265)

Fair Value of Financial Instruments—The Company is required to disclose in its consolidated financial statements the fair value of all financial instruments, including assets and liabilities both on and off the balance sheet, for which it is practicable to estimate such fair value. Fair value methods, assumptions and estimates for the Company are as follows:

•	Cash and cash equivalents, accounts receivable, prepaid expenses, short-term borrowings, accounts payable—trade and accrued expenses—the carrying amount approximates fair value because of the short maturity of these instruments.

•	Noncurrent liabilities—the carrying amount approximates fair value because such liabilities consist primarily of actuarially determined postretirement liabilities using current market rate assumptions, accrued interest based on the effective interest method, derivative instruments recorded at fair value, and long-term debt at market rates currently offered.

The Company’s long-term debt has fair values as of February 2, 2003 and February 3, 2002 of approximately $231.5 million and $209.0 million, respectively (see Note 2).

Impact of Newly Issued Accounting Standards—In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30. The Statement also amends SFAS No. 13, “Accounting For Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the Statement makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The rescission of SFAS Nos. 4, 44 and 64 is effective in fiscal 2003. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. The amendments to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company early adopted the provisions of this Statement related to the rescission of SFAS No. 4 in fiscal 2002. The result of adopting SFAS No. 145 was to reduce income before taxes by $4.6 million (representing the loss on early extinguishment of debt discussed in Note 2), while net

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income remained unchanged. All other provisions of the Statement do not affect the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is applicable to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not affect the Company’s financial position and results of operations.

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures regarding obligations under certain guarantees and indemnities in interim and annual financial statements for periods ending after December 15, 2002. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee prospectively for guarantees entered into or modified after December 31, 2002. The adoption of FIN No. 45 did not affect the Company’s financial position and results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are reflected in the notes to the consolidated financial statements.

Accounting Change—Effective for fiscal 2001, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (see Note 3.)

Effective for fiscal 2000, the Company changed its policy for recognizing revenues relating to digital photographic sales, to be consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues from photographic sales are now recognized when the photographs are delivered to customers. Previously, sales were recognized at the time of photography. The Company recorded the cumulative effect of this accounting change in fiscal 2000 which resulted in an increase of the net loss of approximately $6 million (no tax effect) in fiscal 2000.

Related Party—The Company reimbursed its principle shareholder for certain expense incurred by the shareholder on behalf of the Company for the years ended February 2, 2003, February 3, 2002 and January 28, 2001 in the amounts of $52,000, $73,000 and $22,000, respectively.

Reclassifications—Certain financial statement items have been reclassified to conform to the current year’s format.

2.    DEBT

On June 27, 2002, PCA LLC (“Issuer”) and PCA Finance Corp. (“Co-issuer”) issued $165 million of 11.875% senior notes due 2009 (“Senior Notes”) at an offering price of 98.218%. The Senior Notes discount of

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.9 million is being amortized to interest expense on a straight-line basis through August 1, 2009. In connection with this issuance, the Company contributed all of the equity it held in its subsidiaries to PCA LLC, a newly formed entity, so that all subsidiaries are directly or indirectly owned by PCA LLC. Additionally, PCA LLC entered into an agreement with the Company whereby the Company transferred substantially all of its assets and assigned all contracts to which it was a party, except for certain instruments relative to its stock option plan and other equity arrangements, to PCA LLC. In accordance with SFAS No. 141, “Business Combinations”, the Company has recorded this transfer of equity interests and assets at carrying amounts since the exchange occurred between entities under common control. Payment of the $165 million Senior Notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries (other than the Co-issuer) (See Note 12 for guarantor and non-guarantor financial information). Interest is paid semi-annually on February 1 and August 1 of each year.

PCA LLC entered into a new senior secured credit facility on June 27, 2002, which allows PCA LLC to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. Outstanding revolving loans under this credit facility bear interest at a rate equal to the London inter-bank offered rate (“LIBOR”) plus 3.5% or, at PCA LLC’s option, the Alternate Base Rate (which is the higher of (i) the Bank of America, N.A. prime rate and (ii) the Federal Funds rate plus 0.50%) plus 2.5%. PCA LLC may prepay loans and reduce the amounts available to PCA LLC at any time by giving prior notice without premium or penalty. PCA LLC is required to prepay loans with 100% of the net cash proceeds of all asset sales by the Parent and its subsidiaries (subject to certain restrictions), 100% of the net cash proceeds from the issuance of debt (subject to certain restrictions), and 100% of the net cash proceeds from the issuance of equity by the Parent and/or any of its subsidiaries, provided that such net cash proceeds may be applied to prepay up to 35% of the outstanding Senior Notes. In addition, PCA LLC is subject to mandatory prepayment obligations so that from December 15, 2002 through January 15, 2003 the aggregate principal amount of loans outstanding shall not exceed $20.0 million, from December 15, 2003 through January 15, 2004 the aggregate principal amount of loans outstanding shall not exceed $15.0 million, and from December 15 through January 15 of each year thereafter the aggregate principal amount of loans outstanding shall not exceed $10.0 million. At February 2, 2003, $13.8 million in aggregate principal was outstanding and classified as long-term debt, $10.8 million in standby letters of credit was outstanding, and $ 25.4 million was available for borrowings under the facility. The weighted average interest rate on aggregate principal outstanding at February 2, 2003 was 5.0%. PCA LLC’s senior secured credit facility contains financial covenants that require PCA LLC to comply with certain financial ratios and tests. At February 2, 2003, the Company was in compliance with such covenants.

Also on June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes (“Opco Notes”). The Opco Notes are subordinated to the new senior secured credit facility and the Senior Notes and are guaranteed by PCA International, Inc. and all of PCA LLC’s domestic subsidiaries (other than the Co-issuer). The Opco Notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. PCA LLC must repay in full all amounts outstanding under the Opco Notes by June 27, 2010. PCA LLC may repay amounts outstanding in whole or in part at specified premiums at any time. The Opco Notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict the Parent’s and its subsidiaries’ ability to engage in certain activities. At February 3, 2002, the Company was in compliance with such covenants.

Also on June 27, 2002, PCA International, Inc. issued $30.0 million of senior subordinated discount notes (“Parent Notes”) and warrants to purchase common stock and preferred stock of the Company (see Note 9.) The value of the warrants at the time of issuance, $1.6 million, has been treated as a discount to the Parent Notes with the discount being amortized to interest expense on a straight-line basis through June 27, 2010. The Parent Notes are subordinated to the guarantee of the new senior secured credit facility and the Senior Notes by PCA International, Inc. The Parent Notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the Parent Notes semiannually, in arrears. After June 27, 2007,

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest will be payable in cash semiannually in arrears at the rate of 16.5%. In fiscal 2002, as a result, $2.5 million was added to the outstanding principal amount. PCA International, Inc. must repay in full all amounts outstanding under the Parent Notes by June 27, 2010. PCA International, Inc. may repay amounts outstanding in whole or in part at specified premiums at any time. The Parent Notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict the Parent’s and its subsidiaries’ ability to engage in certain activities. At February 2, 2003, the Company was in compliance with such covenants.

The net proceeds of $157.1 million from the issuance of the Senior Notes by PCA LLC were used, together with borrowings under the new senior secured credit facility ($24.9 million) and the net proceeds from the sale of the Opco Notes ($9.7 million), to pay a dividend to the Company ($191.7 million). The Company used such dividend, together with the net proceeds from the sale of the Parent Notes ($29.1 million), to repay its previously outstanding senior secured credit facility ($113.3 million), its previously outstanding senior subordinated term loans ($105.1 million), and related interest and fees ($2.4 million). As a result of these extinguishments, the Company realized a loss on the early extinguishment of debt in fiscal 2002, of $4.6 million. The loss was comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

Prior to June 27, 2002, debt financing consisted of (a) $150 million in Senior Credit Facility (“Credit Facility”), and (b) $100 million in Senior Subordinated Debt converted to term loans. The Credit Facility included a $35 million five-year term loan (“Tranche A”), a $90 million seven-year term loan (“Tranche B”) and a $25 million five-year revolving line of credit (“Revolving Credit Facility”). The term loans were due in quarterly installments of principal and interest, which increased on an aggregate annual basis from $3.5 million in the first year to $42.5 million in the seventh year. At February 3, 2002, the Company had $9 million in short-term borrowings outstanding under the Revolving Credit Facility, $10 million in standby letters of credit outstanding, and $6 million available under its revolving credit facility. The weighted average interest rate on short-term borrowings at February 3, 2002 was 5.48%.

Interest rates under the Credit Facility were based on LIBOR (or a bank base rate, as selected by the Company) plus an applicable percentage that may be adjusted depending on the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization (as defined in the terms to the Credit Facility) (“EBITDA”). The Revolving Credit Facility and the Tranche A term loan bore interest at a rate equal to LIBOR plus 3.25%, and the Tranche B term loan bore interest at a rate equal to LIBOR plus 3.75%. The Credit Facility was secured by substantially all of the assets of the Company, including 100% of the outstanding capital stock of all domestic subsidiaries. The Credit Facility contained various financial covenants and limitations, including the maintenance of specific financial ratios, with which the Company was in compliance as of February 3, 2002 and January 28, 2001. The terms of the Credit Facility also prohibited the payment of dividends by the Company.

The term loans bore interest at an increasing rate with a provision that the rate was not permitted to exceed the lesser of 16.75% or the maximum interest rate allowable by law. However, the maximum “cash interest” rate payable by the borrower under the term loans was 14% and the remainder (“paid-in-kind interest”) could be deferred and added to unpaid principal, at the Company’s election. For the fiscal years ended January 28, 2001, February 3, 2002 and February 2, 2003, the Company elected $823,000, $2.2 million and $1.7 million, respectively, of paid-in-kind interest under the term loans. Interest expense on this debt was calculated by the effective yield method. Financing costs due to the conversion, including a rollover fee and amendment fees of $3.3 million were deferred and were amortized over the remaining life of the term loans. Pursuant to an agreement entered into in connection with such conversion, the lenders were entitled to receive warrants to purchase up to 5% of the fully diluted capital stock of the Company at an initial exercise price of $0.20 per share. As a result, warrants representing the right to acquire 5% of fully diluted capital stock (254,150 shares) of the

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company were issued to the lenders. At the date of issuance of the warrants, the fair value of the underlying company stock was estimated at $8.30 per share which was used to determine the value of deferred financing costs and warrants in the accompanying consolidated financial statements. Such deferred financing costs were amortized to interest expense using the effective interest method over the remaining life of the term loans.

On April 9, 2001, the Company negotiated an amendment to both the Credit Facility and the Senior Subordinated Debt Agreement. These amendments adjusted the financial covenant requirements for the fiscal periods beginning February 2001 through January 2003. As part of the amendment to the Senior Subordinated Debt Agreement, the Company entered into a Warrant Agreement under which the lenders thereunder were entitled to receive warrants to purchase 254,150 shares of capital stock of the Company at an initial exercise price of $0.20 per share. At the measurement date, the fair value of the underlying common stock was estimated at $11.50 per share which was used to determine the value of deferred financing costs and warrants in the accompanying consolidated financial statements. Such deferred financing costs were amortized to interest expense using the effective interest method over the remaining life of the term loans. Under the provisions of this Warrant Agreement, all of the warrants issued in connection with these amendments would be cancelled in the event the Company repaid the Credit Facility and Senior Subordinated Debt in their entirety by June 30, 2002. Due to the refinancing transactions on June 27, 2002, mentioned above, the Company met this repayment requirement and, therefore, cancelled the warrants. This cancellation resulted in an increase in additional paid-in capital of $2.9 million.

The Company’s long-term debt at February 2, 2003 and February 3, 2002 is summarized as follows:

	February 2, 2003	February 3, 2002
	(in thousands)
Senior Notes, net of discount	$162,316	$—
Senior Secured Credit Facility	13,800	—
Senior Subordinated Notes (Opco Notes)	10,000	—
Senior Subordinated Discount Notes (Parent Notes), net of discount	30,985	—
Senior Term Loan Tranche A	—	18,500
Senior Term Loan Tranche B	—	86,750
Senior Subordinated Debt converted to term loans	—	103,483
Other	146	228

Total debt	217,247	208,961
Less—current portion of long-term debt	94	11,333

Long-term debt	$217,153	$197,628

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2003	$94
2004	3,852
2005	—
2006	—
2007	10,000
2008 and thereafter	207,475

Total debt maturities	$221,421

Debt discounts	(4,174)

Total debt	$217,247

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 29, 2001, the Company adopted SFAS No. 133, as amended, which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities, respectively, and marked-to-market each period through earnings or accumulated other comprehensive income, as appropriate. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon the adoption of SFAS No. 133, the Company recognized transition adjustments of approximately $0.2 million within accumulated other comprehensive loss as a cumulative effect of an accounting change related to its interest rate caps, collar and swap, and of approximately $1.7 million within earnings as a cumulative effect of an accounting change related to the derivative instrument embedded in the Series A. Prior to the adoption of SFAS No. 133, the Company accounted for its hedging activities under the settlement method.

Under the provisions of SFAS No. 133, the accounting for changes in the fair value of derivative instruments at each new measurement date is dependent on the intended use of such derivative instruments. Changes in the fair value of derivative instruments not designated as hedges are immediately recognized in earnings. The effective and ineffective portion of changes in the fair value of derivative instruments designated as hedges of assets, liabilities or firm commitments, referred to as fair value hedges, are typically recognized in earnings as an offset to changes in the fair value of the related hedged assets, liabilities or firm commitments. The effective portion of changes in the fair value of derivative instruments designated as hedges of forecasted transactions, referred to as cash flow hedges, are deferred and recorded in accumulated other comprehensive loss. The ineffective portion of changes in the fair value of derivative instruments designated as cash flow hedges are immediately recognized in earnings. The Company determines the fair value of its derivative instruments through option-pricing models using current market prices and volatility.

Interest Rate Swaps

The interest rate swap agreement was in effect from December 1998 through December 2001 and was settled on a quarterly basis. This agreement was a floating to fixed rate swap, which meant that the interest payable on $60 million in notional amount of the Company’s floating rate debt was payable at a fixed rate of the sum of 5.75%, plus the applicable percentage as determined under the terms of the credit agreement, based upon a consolidated leverage ratio. As this instrument was classified as a cash flow hedge, it was classified as a component of other assets or other liabilities as appropriate, with the corresponding variable rate debt obligations being classified as a component of debt in the consolidated balance sheet. The Company has assumed no ineffectiveness with regard to this interest rate swap agreement as it qualifies for the short-cut method of accounting for cash flow hedges of debt obligations. The fair market value of this instrument was immaterial at January 28, 2001 and the instrument expired during December 2001.

The interest rate collar and the $25 million notional interest rate cap expired during December 2001.

Interest Rate Caps

The remaining interest rate cap had a notional amount of $94 million, a maximum rate of 7% and is in effect from December 2001 through December 2002. The fair value of the $94 million notional interest rate cap was immaterial at February 3, 2002. During the years ended February 2, 2003, and February 3, 2002, the Company recognized interest expense of $0.0 and $1.0 million, respectively, associated with these instruments.

Series A Redeemable Convertible Preferred Stock

In connection with a 1999 recapitalization, the Company issued $15 million of its Series A for net cash proceeds of $14.9 million. On December 9, 2002, a special meeting of the shareholders of the Company was held

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the shareholders approved modifications to provisions of the Series A. Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A were modified. The redemption of the Series A by the Company will be at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, the Company has determined the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Upon the adoption of SFAS No. 133 in fiscal 2001, the Series A met the definition of a hybrid instrument. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock), as the host contract, and an embedded derivative consisting of the conversion option, which derives its value, in part, based on the changes in fair value of the Company’s common stock. The embedded derivative instrument was not clearly and closely related to the underlying debt instrument since the economic characteristics and risks associated with this derivative are based on equity prices. Therefore, in accordance with SFAS No. 133, the Company separated the embedded derivative instrument from the hybrid instrument based on their relative fair values and classified the embedded derivative as a component of other liabilities in the consolidated balance sheets until December 20, 2002.

In order to determine the SFAS No. 133 transition adjustment associated with the Series A, the Company first determined the initial carrying amount of the embedded derivative instrument based on its relative fair value as of the date that it was issued. The Company then separated the fair value of the embedded derivative instrument from the preferred stock and the resulting difference in the initial carrying amount, after separation of the embedded derivative, has been accounted for as a discount on the underlying preferred stock. The carrying amount of the preferred stock as of January 29, 2001 (date of adoption of SFAS No. 133) was then determined based on its initial fair value adjusted for any subsequent activity, such as amortization of the discount arising from the separation of the embedded derivative instrument. The carrying amount of the embedded derivative instrument as of January 29, 2001 was also determined based on its fair value as of that date. The difference between the carrying amount of the preferred stock as of January 29, 2001, just prior to the adoption of SFAS No. 133, and the sum of the adjusted carrying amount of the underlying preferred stock and fair value of the embedded derivative instrument as of January 29, 2001, resulted in a one-time after-tax charge to earnings of approximately $1.7 million, which was classified as a component of the cumulative effect of accounting change in the consolidated statement of operations, and an adjustment to the carrying value of the preferred stock of $7.8 million.

Changes in the fair value of the embedded derivative instrument are classified as a component of other expense in the consolidated statement of operations. In fiscal 2002 and fiscal 2001, the mark-to-market change in the fair value of the derivative instrument resulted in a charge of $2.8 million and $15.0 million, respectively. As of February 3, 2002, the fair value of the embedded derivative, as determined by an independent valuation, was $24.5 million and was included in other liabilities in the consolidated financial statements. In addition, the Company had an independent valuation performed for the derivative prior to the change in the redemption and liquidation provisions on December 20, 2002. The value of the derivative was determined to be $27.3 million on December 20, 2002. Given the change in the liquidation and redemption provisions of the Series A and, thus, the elimination of the need to bifurcate and separately account for the embedded derivative, the $27.3 million was reclassified into the Series A on the balance sheet. The revised carrying amount of the Series A on December 20, 2002 of $35.4 million is being accreted to the $15.0 million par value over the life of the Series A using the effective interest method (See Note 9).

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of:

	February 2, 2003	February 3, 2002
	(in thousands)
Accrued taxes other than income	$2,018	$1,932
Other accrued expenses	3,558	3,098
Customer deposits	4,277	4,711

Total	$9,853	$9,741

5.    OTHER LIABILITIES

Other liabilities are comprised of the following:

	February 2, 2003	February 3, 2002
	(in thousands)
Fair value of embedded derivative in Series A	$—	$24,516
Accrued effective interest on increasing rate long-term debt	—	6,103
Accrued interest	551	—
Long-term portion of retiree benefit obligation	1,080	1,504
Long-term portion of workers’ compensation obligations	2,160	2,981

	$3,791	$35,104

6.    INCOME TAXES

PCA International, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax benefit (provision) attributable to income from operations are as follows:

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
	(in thousands)
Current:
Federal	$(200)	$—	$652
State	(26)	—	(37)
Foreign	—	(168)	(167)

	(226)	(168)	448

Deferred:
Federal	(2,386)	(42)	1,188
State	377	(29)	106
Foreign	(1,488)	838	1,687
Valuation allowance change	18,592	(767)	(2,981)

	15,095	—	—

Total benefit (provision)	$14,869	$(168)	$448

For the years ended February 2, 2003, February 3, 2002, and January 28, 2001, the provision for income taxes differs from the amount of income tax determined by using the applicable U.S. statutory rate. A

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reconciliation of the amount computed by applying the statutory federal income tax rate to income from operations to the consolidated income tax benefit (provision) follows:

	For the Fiscal Years Ended
	February 2, 2003		February 3, 2002		January 28, 2001
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Tax benefit at statutory federal rates	$167	34%	$5,910	34%	$3,304	34%
Expenses not deductible	(228)	(46)	(215)	(1)	(207)	(2)
State income tax benefit, net of federal income tax benefit and valuation allowance	3,252	660	136	1	(24)	(1)
Additional foreign subsidiary taxes, net of valuation allowance	542	110	(33)	(1)	(14)	(1)
Amortization of goodwill	—	—	(644)	(4)	(644)	(7)
Preferred stock derivative	(944)	(191)	(5,108)	(29)	—	—
Non-deductible interest	(1)	—	(244)	(1)	(1,400)	(13)
Valuation allowance	12,470	2,531	43	1	(1,325)	(13)
Other (principally stock options cancelled)	(389)	(79)	(13)	(1)	758	8

Total benefit (provision)	$14,869	3,019%	$(168)	(1)%	$448	5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 2, 2003 and February 3, 2002 are as follows:

	February 2, 2003	February 3, 2002
	(in thousands)
Deferred tax assets:
Current:
Inventory, principally due to obsolescence reserve	$207	$207
Workers’ compensation	1,984	1,422
Reserves, principally due to accrual for financial reporting purposes	290	341
Studio closure costs, principally due to accrual for financial reporting purposes	14	86
Revenue recognition, principally due to SAB 101	1,808	2,574
Valuation allowance	—	(3,336)

Net current deferred tax assets	4,303	1,294

Noncurrent:
Alternative minimum tax and other tax credits	1,139	1,609
Net operating loss carryforward (federal, state, foreign)	16,053	16,849
Life and health, principally due to adoption of SFAS No. 106	471	619
Intangibles	—	300
Stock option, principally due to compensation element	765	980
Deferred interest expense	618	715
Unrealized currency translation loss	235	—
Other	31	50
Valuation allowance	(77)	(15,333)

Net noncurrent deferred tax assets	19,235	5,789

Total deferred tax assets	23,538	7,083
Deferred tax liabilities—noncurrent—plant and equipment, principally due to differences in depreciation	(8,208)	(7,083)

Net deferred tax assets	$15,330	$—

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended February 3, 2002, a valuation allowance was provided against the deferred tax assets since management could not predict, based on the weight of available evidence, that it was more likely than not that such deferred tax assets would ultimately be realized. For the period ended February 2, 2003, sufficient evidence existed that the company would be able to utilize the existing deferred tax assets, with the exception of deferred tax assets generated by discontinued Argentina operations. Therefore, the majority of the valuation allowance was reversed. This generated a tax benefit of approximately $18.6 million.

At February 2, 2003, the Company has federal net operating loss carryforwards of approximately $36 million expiring in various amounts beginning 2010 through 2023; however, net operating loss carryforwards may be subject to restriction under Section 382 and the separate return limitation year rules of the Internal Revenue Code due to the acquisition of ASI. Additionally, the Company has minimum tax credit carryforwards with indefinite expiration of approximately $1.1 million.

7.    EMPLOYEE BENEFITS

The Company has a profit sharing plan with annual discretionary contributions by the Company as directed by the Board of Directors for all employees who meet certain eligibility requirements. The Company made no contributions in fiscal 2002, fiscal 2001 or fiscal 2000.

The Company also sponsors a 401(k) plan for all employees. Employees may elect to contribute up to seventy-five percent of their gross wages. The Company does not contribute to this plan.

The Company provides health and life insurance benefits, effective February 1, 1992, to those persons already retired on February 1, 1992 and to those employees who were 55 years of age with 5 years of service on February 1, 1992. The plan provides for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. An eligible employee who retires after February 1, 1992 can receive benefits after attaining the age of 65. The plan was terminated in March 1993 and only employees in the plan prior to March 1993 are eligible for benefits.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6% at February 2, 2003, 5% at February 3, 2002 and 6% at January 28, 2001. There were no assumptions for trends since the Company’s obligation was limited to the dollar amounts previously stated.

The following tables set forth the change in projected benefit obligation and funded status of the health and life insurance benefits plan as of February 2, 2003 and February 3, 2002:

	February 2, 2003	February 3, 2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,604	$1,695
Benefits paid	(145)	(105)
Net periodic benefit cost	67	86
Actuarial gain	(306)	(72)

Benefit obligation at end of year	$1,220	$1,604

Funded status	$(1,220)	$(1,604)

Accrued benefit cost	$(1,220)	$(1,604)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs are as follows:

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
	(in thousands)
Interest cost	$67	$86	$99
Amortization	—	—	(21)

Net periodic benefit costs	$67	$86	$78

Of the above accrued postemployment costs, $1.1 million at February 2, 2003 and $1.5 million at February 3, 2002 are included in Other Liabilities in the accompanying consolidated balance sheets, while $0.1 million and $0.1 million, respectively, are classified as Other Accrued Liabilities

8.    COMMITMENTS AND CONTINGENCIES

The Company is committed under lease arrangements covering certain computer and office equipment. The approximate minimum rental payments under existing non-cancelable leases with initial or remaining terms of more than one year at February 2, 2003 are as follows (in thousands):

2003	$490
2004	244
2005	19
2006	1
2007	—
Thereafter	—

Total	$754

Certain of the Company’s operating lease agreements have renewal options. Rental expense for all operating leases was $0.5 million, $0.2 million and $0.1 million for the fiscal years ended February 2, 2003, February 3, 2002 and January 28, 2001, respectively.

Prior to February 4, 2002, the Company had a long-term non-cancelable supply agreement for the purchase of film, photographic paper and chemicals. For the fiscal years ended February 3, 2002, and January 28, 2001, the Company purchased $24.0 million, and $21.7 million, respectively under the terms of this agreement. On February 4, 2002, the Company entered into a new supply agreement. This agreement is for a period of five years and requires the Company to purchase substantially all of its annual North American requirements for photographic paper, film and chemicals during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. As of February 2, 2003, the Company was in compliance with this agreement.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    SHAREHOLDERS’ DEFICIENCY

Redeemable Convertible Preferred Stock—Series A—On May 3, 1999, the Company completed the sale of 15,000 shares of its Series A to Jupiter Partners II L.P. (“Jupiter Partners”) for cash consideration of $15.0 million ($1,000 per share). The Company’s net proceeds from the sale totaled $14.9 million (net of offering costs of $98,000).

Series A stockholders are entitled to receive a dividend or distribution when the Board of Directors declares a dividend or makes any other distribution to the holders of common stock. Such dividend or distribution to Series A holders will be equal to the amount of dividend or distribution that would be paid on the common stock into which the Series A is convertible. Any such amounts shall be paid to the holders of Series A at the same time such dividend is paid to holders of common stock. No such dividends have been declared.

The Series A stock has voting rights equal to 125 shares of common stock, and at any time at the option of the holder, can be converted into 125 shares of the Company’s common stock, subject to adjustment for certain events. The Series A preferred stockholders shall also have the right to appoint one director to the Company’s Board of Directors.

Prior to December 20, 2002, the Company was required to redeem, to the extent it had legally available funds, all of the shares of Series A on April 30, 2011. At the time of redemption, the Company was to have paid to the holders of Series A the greater of $1,000 per share or the fair market value of the common stock into which such Series A shares are convertible, plus all declared and unpaid dividends. In the event that the Company did not have sufficient legally available funds on such date to redeem all outstanding shares of the Series A, then the Company would redeem on the redemption date the number of shares of the Series A which it had legally available funds to redeem. The shares not redeemed on the redemption date would have been redeemed in whole or from time to time in part on the first date on which the Company had legally available funds for the redemption. Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A were modified. The redemption of the Series A by the Company is now at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends. For the year ended February 2, 2003, the Company had no declared but unpaid dividends.

Related preferred stock issuance costs of $98,000 incurred in the initial issuance of the preferred stock will be ratably accreted over the 12-year period to April 2011 using the effective interest method. In addition, the carrying value of the embedded derivative in the Series A (recorded in Other Liabilities) at December 20, 2002 of $27.3 million was reclassed to Series A from Other Liabilities as the embedded derivative no longer requires bifurcation and separate accounting. Therefore, the balance in the Series A in excess of the par value subsequent to this reclass is being accreted over the remaining periods to April 2011 using the effective interest method to the par value of the Series A of $15.0 million.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the activity for Series A:

	Shares	Amount (in thousands)
Sale of Series A (net of $98 of costs)	15,000	$14,902
Accretion of Series A preferred stock discount	—	12

Balance, January 28, 2001	15,000	14,914
Effect of accounting change	—	(7,762)
Accretion of Series A discount	—	536

Balance, February 3, 2002	15,000	7,688
Reclassification of embedded derivative value to Series A	—	27,292
Accretion of Series A discount and carrying amount	—	(56)

Balance, February 2, 2003	15,000	$34,924

Stock Options—The 1996 Omnibus Long-Term Compensation Plan (the “1996 Plan”) provides for the issuance of up to 811,550 shares of the Company’s common stock (the same number that had been available for issuance under the Company’s 1990 Non-Qualified Stock Option Plan (the “1990 Plan”) and the 1992 Non-Qualified Stock Option Plan (the “1992 Plan”). The 1996 Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards. Under the 1996 Plan, the Compensation Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (“SARs”), Performance Restricted Stock Awards, Performance Awards, and performance units (collectively, “Awards”) to senior level employees of the Company. In addition, the 1996 Plan provides for the grant of stock options to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options.

The Company has also adopted the PCA International, Inc. Stock Option Plan (the “New Option Plan”). The purpose of the New Option Plan is to provide for certain officers, directors and key personnel of the Company and certain of its affiliates an equity-based incentive to maintain and to enhance the performance and profitability of the Company. The New Option Plan authorizes the Company to grant to participants options to purchase up to 555,000 shares of common stock. In addition to the 555,000 shares of common stock authorized under the New Option Plan, the Company’s Board of Directors authorized options to purchase up to an additional 100,000 shares of the Company’s common stock for newly hired employees, promoted employees and in recognition of outstanding employee performance. The program relating to these options is administered on substantially similar terms as the New Option Plan.

Subject to the provisions of the New Option Plan, the option committee (the “Committee”) appointed by the Board of Directors, or any persons designated by the Committee, will have sole and complete authority to determine the participants to whom options will be granted, the number of shares to be covered by each option, the exercise price and the conditions and limitations applicable to the exercise thereof. As provided in each stock option agreement and in the New Option Plan, options become exercisable over time. Except to the extent otherwise provided in the applicable stock option agreement, each option vests ratably over 5 years.

In addition, in fiscal 2000 the Company issued warrants for the purchase of 254,150 shares of its common stock at an exercise price of $0.20 per share in connection with the conversion of the Senior Subordinated Debt

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to term loans, and in fiscal 2001 the Company issued warrants for the purchase of 254,150 shares of its common stock at an exercise price of $0.20 per share in connection with amendments to the Senior Credit Facility and the Senior Subordinated Debt Agreement. These amounts were recorded as deferred financing costs at fair value and were being amortized to interest expense over the term of the notes. On June 27, 2002, the Company restructured its debt (See Note 2) and wrote off unamortized deferred financing costs associated with the prior debt. In addition, the warrants issued in fiscal 2001 for the purchase of 254,150 shares of the Company’s common stock were cancelled on June 27, 2002.

Also on June 27, 2002, the Company issued warrants for the purchase of 52,460 shares of its common stock at an exercise price of $0.01 per share and 287 shares of its Series A at an exercise price of $0.01 per share in connection with issuing the Parent Notes. The value of the warrants at the time of issuance was reflected as a discount on the Parent Notes and is being amortized to interest expense over the life of the Parent Notes.

At February 2, 2003, the range of exercise prices and the weighted average remaining contractual life of options and warrants outstanding are as follows:

	Options and Warrants Outstanding		Number of Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Wgt. Avg. Remaining Contractual Life
$0.01	52,747	7.4	52,747
$0.20	254,150	3.6	254,150
$8.00	300,050	3.7	255,550
$18.50	5,000	5.1	2,500
$26.50	330,450	4.0	235,950
$30.00	117,500	5.6	50,750

	1,059,897		851,647

The weighted average fair value per option granted in fiscal 2002 and fiscal 2001 was $5.69 and $0, respectively. The weighted average fair value of warrants granted in fiscal 2002 and 2001 was $30.48 and $11.38, respectively. The Company valued its stock options using the minimum value method, and its warrants using the Black-Scholes and Rubenstein compound option methods.

Weighted average fair value per option	February 2, 2003	February 3, 2002	January 28, 2001
Assumptions used:
Weighted average expected volatility	0% - 40%	0% - 25%	0% - 60%
Weighted average expected dividend yield	0%	0%	0%
Weighted average risk-free interest rate	4.79% - 4.93%	5.19% - 5.25%	5.63% - 6.05%
Weighted average expected life, in years	5 - 8	5 - 10	5 - 8

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information regarding the stock option plans and warrants:

	Number of Shares	Weighted Average Price
Options outstanding January 30, 2000	905,547	$11.90
Options Cancelled	(22,700)	(17.25)
Options Granted	175,000	27.73

Options and warrants outstanding January 28, 2001	1,057,847	14.40
Options Cancelled	(28,100)	(28.59)
Options Granted	30,000	28.83
Warrants Granted	254,150	0.20

Options and warrants outstanding February 3, 2002	1,313,897	11.68
Options Cancelled	(57,597)	(10.75)
Warrants Cancelled	(254,150)	(0.20)
Options Granted	5,000	30.00
Warrants Granted	52,747	0.01

Options and warrants outstanding February 2, 2003	1,059,897	$13.99

10.    BUSINESS SEGMENTS

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves permanent and traveling studios in retail stores and military bases in the United States, Canada, Mexico, Germany and the United Kingdom (the first U.K. studio was opened on February 7, 2003). The Institutional Portraiture segment serves institutional markets such as church congregations and schools.

The Company evaluates performance and allocates resources based on sales, gross profit excluding depreciation, and EBITDA (a non-GAAP financial measure). We define EBITDA as income (loss) before extraordinary item and cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in our Series A, plus interest, taxes, depreciation, and amortization. Although the Company may maintain information at the segment level, certain indicators such as assets and capital expenditures are not evaluated at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
	(in thousands)
February 2, 2003
Sales	$282,309	$14,307	$296,616
Gross profit before amortization and depreciation	83,137	1,473	84,610
General and administrative before amortization and depreciation	36,279	2,779	39,058

EBITDA	46,858	(1,306)	45,552
Depreciation in cost of sales			(7,866)
Depreciation in general and administrative			(2,032)
Amortization of intangibles			(192)
Interest income			14
Interest expense			(28,624)
Other expense			(2,776)
Early extinguishment of debt			(4,569)

Loss before income taxes			$(493)

February 3, 2002
Sales	$249,012	$9,391	$258,403
Gross profit before amortization and depreciation	73,095	1,338	74,433
General and administrative before amortization and depreciation	34,169	1,913	36,082

EBITDA	38,926	(575)	38,351
Depreciation in cost of sales			(7,688)
Depreciation in general and administrative			(1,368)
Amortization of intangibles			(1,971)
Interest income			44
Interest expense			(29,727)
Other expense			(15,026)

Loss before income taxes and cumulative effect of accounting change			$(17,385)

January 28, 2001
Sales	$220,849	$6,621	$227,470
Gross profit before amortization and depreciation	62,919	1,230	64,149
General and administrative before amortization and depreciation	32,288	1,019	33,307

EBITDA	30,631	211	30,842
Depreciation in cost of sales			(8,554)
Depreciation in general and administrative			(923)
Amortization of intangibles			(1,974)
Interest income			159
Interest expense			(29,266)

Loss before income taxes and cumulative effect of accounting change			$(9,716)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data

	United States	Canada	Mexico	Other Foreign	Consolidated
	(in thousands)
February 2, 2003
Sales	$272,628	$17,018	$6,876	$94	$296,616
Long-lived assets	100,041	5,573	2,807	937	109,358
February 3, 2002
Sales	$237,985	$14,826	$5,592	$—	$258,403
Long-lived assets	95,340	4,932	2,354	—	102,626
January 28, 2001
Sales	$210,001	$12,926	$4,533	$10	$227,470
Long-lived assets	94,590	4,452	1,804	—	100,846

11.    GOODWILL

On February 4, 2002 the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company compared the fair value of its two reporting units, retail and institutional portraiture, to the net assets or equity of these reporting units. Fair value was derived utilizing the income approach which considers expected returns on an investment, which are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment. Based on this comparison, the Company determined there was no impairment in the carrying value of goodwill.

The effect of the non-amortization provisions of SFAS No. 142 is as follows:

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
	(in thousands)
Reported net income (loss)	$14,376	$(19,281)	$(15,258)
Add back: Goodwill amortization	—	1,779	1,782

Adjusted net income (loss)	$14,376	$(17,502)	$(13,476)

The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	February 2, 2003	February 3, 2002
	(in thousands)
Amortized intangible assets (noncompete agreements):
Gross carrying amount	$—	$1,090
Accumulated amortization	—	(898)

Net amortized intangible assets	$—	$192

Unamortized intangible assets:
Goodwill	$51,557	$51,531

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Years Ended
	February 2, 2003	February 3, 2002	January 28, 2001
	(in thousands)
Aggregate amortization expense	$192	$1,971	$1,974

12.    GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The Company has determined that separate, complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following information sets forth condensed consolidated financial statements of the guarantor and non-guarantor companies (see Note 2).

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 2, 2003

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$2,312	$210	$—	$2,522
Accounts receivable, net	—	1,472	251	—	1,723
Inventories	—	10,493	49	—	10,542
Deferred income taxes	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	2,356	615	—	2,971

Total current assets	—	20,936	1,125	—	22,061

Investments and intercompany receivables	(126,328)	(10,481)	(3,619)	140,428	—
Property and equipment, net	—	54,044	3,718	—	57,762
Goodwill, intangible and other assets, net	—	51,570	26	—	51,596
Deferred financing costs, net	—	10,023	—	—	10,023
Deferred income taxes, noncurrent	—	11,027	—	—	11,027

Total assets	$(126,328)	$137,119	$1,250	$140,428	$152,469

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$—	$94	$—	$—	$94
Accounts payable—trade	—	26,467	160	—	26,627
Accrued insurance	—	3,960	—	—	3,960
Accrued income taxes	—	495	—	—	495
Accrued compensation	—	4,697	43	—	4,740
Other accrued liabilities	—	21,860	77	—	21,937

Total current liabilities	—	57,573	280	—	57,853

Long-term debt, less current portion	—	217,153	—	—	217,153
Other liabilities	—	3,791	—	—	3,791
Series A redeemable convertible preferred stock	34,924	—	—	—	34,924
Total shareholders’ equity (deficiency)	(161,252)	(141,398)	970	140,428	(161,252)

Total liabilities and shareholders’ equity (deficiency)	$(126,328)	$137,119	$1,250	$140,428	$152,469

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 3, 2002

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$2,678	$207	$—	$2,885
Accounts receivable, net	—	1,013	480	—	1,493
Inventories	—	8,434	58	—	8,492
Deferred income taxes	—	1,294	—	—	1,294
Prepaid expenses and other assets	—	2,654	368	—	3,022

Total current assets	—	16,073	1,113	—	17,186
Investments and intercompany receivables	(145,186)	551	(1,212)	145,847	—
Property and equipment, net	—	48,547	2,349	—	50,896
Goodwill, intangible and other assets, net	—	51,722	5	3	51,730
Deferred financing costs, net	—	11,317	—	—	11,317

Total assets	$(145,186)	$128,210	$2,255	$145,850	$131,129

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$9,000	$—	$—	$9,000
Current portion of long-term debt	—	11,333	—	—	11,333
Accounts payable—trade	—	24,231	—	—	24,231
Accrued insurance	—	3,120	—	—	3,120
Accrued income taxes	—	287	—	—	287
Accrued compensation	—	4,810	47	—	4,857
Other accrued liabilities	—	13,966	11	—	13,977

Total current liabilities	—	66,747	58	—	66,805
Long-term debt, less current portion	—	197,628	—	—	197,628
Deferred income taxes	—	1,294	—	—	1,294
Other liabilities	24,516	10,588	—	—	35,104
Series A redeemable convertible preferred stock	7,688	—	—	—	7,688
Total shareholders’ equity (deficiency)	(177,390)	(148,047)	2,197	145,850	(177,390)

Total liabilities and shareholders’ equity (deficiency)	$(145,186)	$128,210	$2,255	$145,850	$131,129

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fiscal Year Ended February 2, 2003

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$289,646	$6,970	$—	$296,616
Cost of sales	—	213,205	6,667	—	219,872

Gross profit	—	76,441	303	—	76,744
General and administrative	—	39,591	1,499	—	41,090
Amortization of intangibles	—	192	—	—	192

Income (loss) from operations	—	36,658	(1,196)	—	35,462
Interest income	—	11	3	—	14
Interest expense	—	(28,624)	—	—	(28,624)
Other expense	(2,776)	—	—	—	(2,776)
Early extinguishment of debt	—	(4,569)	—	—	(4,569)
Investment income (loss) in equity of wholly-owned subsidiary	17,152	(1,193)	—	(15,959)	—

Income (loss) before income taxes	14,376	2,283	(1,193)	(15,959)	(493)
Income tax benefit (provision)	—	14,869	—	—	14,869

Net income (loss)	$14,376	$17,152	$(1,193)	$(15,959)	$14,376

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fiscal Year Ended February 3, 2002

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$252,811	$5,592	$—	$258,403
Cost of sales	—	187,839	4,593	(774)	191,658

Gross profit	—	64,972	999	774	66,745
General and administrative	—	36,073	603	774	37,450
Amortization of intangibles	—	1,971	—	—	1,971

Income from operations	—	26,928	396	—	27,324
Interest income	—	41	3	—	44
Interest expense	—	(29,727)	—	—	(29,727)
Other expense	(15,026)	—	—	—	(15,026)
Investment income (loss) in equity of wholly-owned subsidiary	(2,527)	231	—	2,296	—

Income (loss) before income taxes and cumulative effect of accounting change	(17,553)	(2,527)	399	2,296	(17,385)
Income tax provision	—	—	(168)	—	(168)

Income (loss) before cumulative effect of accounting change	(17,553)	(2,527)	231	2,296	(17,553)
Cumulative effect of accounting change	(1,728)	—	—	—	(1,728)

Net income (loss)	$(19,281)	$(2,527)	$231	$2,296	$(19,281)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Fiscal Year Ended January 28, 2001

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$222,937	$4,533	$—	$227,470
Cost of sales	—	168,918	2,957	—	171,875

Gross profit	—	54,019	1,576	—	55,595
General and administrative	—	33,751	479	—	34,230
Amortization of intangibles	—	1,974	—	—	1,974

Income from operations	—	18,294	1,097	—	19,391
Interest income	—	156	3	—	159
Interest expense	—	(29,266)	—	—	(29,266)
Investment income (loss) in equity of wholly-owned subsidiary	(15,258)	1,100	—	14,158	—

Income (loss) before income taxes and cumulative effect of accounting change	(15,258)	(9,716)	1,100	14,158	(9,716)
Income tax benefit	—	448	—	—	448

Income (loss) before cumulative effect of accounting change	(15,258)	(9,268)	1,100	14,158	(9,268)
Cumulative effect of accounting change	—	(5,990)	—	—	(5,990)

Net income (loss)	$(15,258)	$(15,258)	$1,100	$14,158	$(15,258)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Fiscal Year Ended February 2, 2003

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$28,491	$2,481	$—	$30,972

Net cash used in investing activities	—	(14,593)	(2,444)	—	(17,037)

Net cash used in financing activities	—	(14,598)	—	—	(14,598)

Effect of exchange rate changes on cash	—	334	(34)	—	300

Increase (decrease) in cash and cash equivalents	—	(366)	3	—	(363)
Cash and cash equivalents at beginning of period	—	2,678	207	—	2,885

Cash and cash equivalents at end of period	$—	$2,312	$210	$—	$2,522

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Fiscal Year Ended February 3, 2002

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$12,155	$540	$—	$12,695

Net cash used in investing activities	—	(12,628)	(459)	—	(13,087)

Net cash used in financing activities	—	(963)	—	—	(963)

Effect of exchange rate changes on cash	—	(647)	65	—	(582)

Increase (decrease) in cash and cash equivalents	—	(2,083)	146	—	(1,937)
Cash and cash equivalents at beginning of period	—	4,761	61	—	4,822

Cash and cash equivalents at end of period	$—	$2,678	$207	$—	$2,885

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Fiscal Year Ended January 28, 2001

(in thousands)

	Parent/ Guarantor	Issuer or Issuer’s Predecessor and Guarantor Entities	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$5,593	$393	$—	$5,986

Net cash used in investing activities	—	(8,962)	(389)	—	(9,351)

Net cash used in financing activities	—	(298)	—	—	(298)

Effect of exchange rate changes on cash	—	(177)	6	—	(171)

Increase (decrease) in cash and cash equivalents	—	(3,844)	10	—	(3,834)
Cash and cash equivalents at beginning of period	—	8,605	51	—	8,656

Cash and cash equivalents at end of period	$—	$4,761	$61	$—	$4,822

13.    SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial data for fiscal years 2002 and 2001 are as follows (in thousands):

	Q1	Q2	Q3	Q4	Total
Fiscal Year Ended February 2, 2003
Sales	$67,922	$61,779	$68,264	$98,651	$296,616
Gross profit	16,985	13,014	13,369	33,376	76,744
Income (loss) from operations	6,998	2,751	3,558	22,155	35,462
Net income (loss)	(1,820)	(8,870)	(4,186)	29,252	14,376

Fiscal Year Ended February 3, 2002
Sales	$55,450	$50,848	$61,289	$90,816	$258,403
Gross profit	11,393	9,807	13,443	32,102	66,745
Income (loss) from operations	2,078	635	3,397	21,214	27,324
Net income (loss)	(11,134)	(7,062)	(5,812)	4,727	(19,281)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The members of each of PCA’s Board of Directors are as follows:

Name	Age
Thomas A. Berglund	42
Terry J. Blumer	44
Barry J. Feld	46
Bridgette P. Heller	41
John F. Klein	40
Eric F. Scheuermann	37
John A. Sprague	50

The directors serving on PCA’s Board of Directors hold office until such directors death, resignation, retirement, removal, disqualification, or until his/her successor has been duly elected.

Thomas A. Berglund has served as a director since August 1998. He is a partner of Jupiter Partners and has been associated with the firm since 1994. Prior to that, he served for three years with the Invus Group, a privately funded buy-out group. Mr. Berglund currently serves as an Investment Manager for Jupiter.

Terry J. Blumer has served as a director since August 1998. He co-founded the predecessor to Jupiter Partners in 1994. Prior to that, he was associated with Goldman, Sachs &Co. for over eight years, most recently as an Executive Director. Mr. Blumer currently serves as an Investment Manager for Jupiter.

Barry J. Feld has been our President and Chief Executive Officer and a director since August 1999. He was appointed Chairman of the Board of PCA in January 2000.

Bridgette P. Heller has served as a director since March 1998. She spent seventeen years with Kraft Foods, from September 1985 to September 2002, most recently as the Executive Vice President and General Manager for the North American Coffee portfolio. Ms. Heller is currently employed as an independent Marketing Strategy Consultant.

John F. Klein has served as a director since August 1998. He is a partner of Jupiter Partners and has been associated with the firm since 1995. Prior to that, he served for three years as a consultant with Bain & Company, a management consulting firm. Mr. Klein currently serves as an Investment Manager for Jupiter.

Eric F. Scheuermann has served as a director since August 1998. He is a partner of Jupiter Partners and joined the firm in March 1998. Prior to joining Jupiter Partners, he was a consultant for three years with McKinsey & Company, a management consulting firm, and was an attorney with Latham & Watkins, a law firm. Mr. Scheuermann currently serves as an Investment Manager for Jupiter.

John A. Sprague has served as a director since August 1998. He co-founded the predecessor to Jupiter Partners in 1994. Prior to that, he was associated with Forstmann Little & Co. for eleven years, most recently as a general partner. Mr. Sprague currently serves as an Investment Manager for Jupiter.

Executive Officers of Registrant

Name	Age	Positions and Offices
Barry J. Feld	46	President, Chief Executive Officer and Chairman of the Board
Eric H. Jeltrup	58	Executive Vice President and Chief Technical Officer
James O. Mattox	50	Executive Vice President, Operations
Donald Norsworthy	44	Executive Vice President, Chief Financial Officer and Treasurer
J. Robert Wren, Jr.	55	Executive Vice President, General Counsel and Secretary
Rick Gemereth	45	Chief Information Officer

Mr. Feld has served as our President and Chief Executive Officer since August 1999 and became Chairman of PCA’s Board of Directors in January 2000. From November 1998 to June 1999, he was President and Chief Operating Officer of Vista Eyecare, Inc., a specialty eyecare retailer. He joined Vista Eyecare as a result of the acquisition of New West Eyeworks, Inc., where he had been serving as President since May 1991 and as Chief Executive Officer and Director since February 1994. From 1987 to May 1991 he was at Frame-n-Lens Optical, Inc. and served as its President before joining New West. Prior to that, he served in various senior management positions at Pearle Health Services. Following the acquisition of New West Eyeworks in October 1998 and Frame-n-Lens Optical in July 1998, Vista Eyecare experienced significant difficulties converting the marketing and merchandising strategies of New West Eyeworks and Frame-n-Lens Optical to its own discount retail strategy. As a result, Vista Eyecare, Inc. and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2000. Mr. Feld is a member of the Board of Directors of Cost Plus World Markets. Mr. Feld is a graduate of Essex College and the Stanford University Executive Management Program.

Mr. Jeltrup serves as Executive Vice President and Chief Technology Officer. He is responsible for setting our company’s technology agenda, developing technologies related to our cameras, automated production and digital processing systems, and managing our production operations. He has been with us in various positions ranging from research and development to production and distribution since 1976. He received a Bachelor of Electrical Engineering from Rensselaer Polytechnic Institute and a Masters of Electrical Engineering from the University of South Florida.

Mr. Mattox serves as Executive Vice President of Operations. He is responsible for managing Wal-Mart, Meijer and military operations in the United States. He joined us in 1997 as Senior Vice President of Operations with our acquisition of American Studios. Mr. Mattox was instrumental in building the Wal-Mart relationship at American Studios from 1993 to 1997, where he served most recently as Senior Vice President of Operations. From 1977 to 1993, Mr. Mattox served in various sales management roles with us, including Senior Vice President of Operations. Mr. Mattox is a graduate of Western Carolina University.

Mr. Norsworthy joined us in November 1999 as Executive Vice President and Chief Financial Officer. Mr. Norsworthy heads the Finance and Accounting Departments and serves as a strategic advisor to the Chief Executive Officer. Between 1992 and 1999, Mr. Norsworthy served in a number of senior financial positions at Vista Eyecare, Inc., including Vice President of Finance and Assistant Treasurer, Director of Treasury Operations, and Manufacturing Controller. Mr. Norsworthy received an Economics degree from the University of Georgia and a Masters in Business Administration from Georgia State University.

Mr. Wren joined us as Executive Vice President and General Counsel in January 1997 with our acquisition of American Studios. Prior to that, and since 1993, Mr. Wren served in a variety of roles at American Studios, including as Director, Executive Vice President, General Counsel and, most recently, as President and Chief Executive Officer. Mr. Wren is a graduate of Wake Forest University. He received his J.D., with honors, from George Washington University Law School, and a Masters in Business Administration from The Wharton School at the University of Pennsylvania.

Mr. Gemereth joined us in September 2000 and serves as Chief Information Officer. He is responsible for developing and maintaining our proprietary digital imaging system, studio information systems, corporate systems and infrastructure technologies. He is also in charge of information technology capital planning and investment. Prior to joining us, Mr. Gemereth served for four years at Southern Union Company as Vice President of Information Technology and Director of Application Development. Between 1982 and 1996, he served in a variety of positions at Revco Drug Stores, Inc. or its predecessors, most recently as Director of MIS Systems. Mr. Gemereth holds a bachelor’s degree in information science and a master’s degree in quality systems from Xavier University.

ITEM 11.     EXECUTIVE COMPENSATION

The following provides compensation information for our chief executive officer and each of our next four most highly compensated executive officers (which, together with the chief executive officer, we refer to as the “named executive officers”):

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
Barry J. Feld President, Chief Executive Officer and Chairman	2002 2001	330,000 327,308	165,000 60,000	(1 (1	) )	— —	1,395 7,463	(2) (3)
Eric H. Jeltrup Executive Vice President and Chief Technical Officer	2002 2001	260,000 260,000	15,000 25,000	(1 (1	) )	— —	3,096 3,096	(2) (2)
James O. Mattox Executive Vice President, Operations	2002 2001	230,750 204,577	40,000 32,169	(1 (1	) )	— 5,000	969 828	(2) (2)
Donald Norsworthy Executive Vice President, Chief Financial Officer and Treasurer	2002 2001	195,000 181,218	92,500 35,000	(1 (1	) )	— —	518 35,721	(2) (4)
J. Robert Wren, Jr. Executive Vice President, General Counsel and Secretary	2002 2001	260,000 260,000	10,000 2,500	(1 (1	) )	— —	2,616 1,656	(2) (2)

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of “Salary” and “Bonus.”
(2)	Includes amounts received as group term life insurance benefits.
(3)	Includes $953 received as a group term life insurance benefit, $3,130 in relocation expenses and $3,380 that was paid for a life insurance policy of which Mr. Feld’s wife is a beneficiary.
(4)	Includes $35,239 in relocation expenses, of which $30,320 were to compensate Mr. Norsworthy for income taxes on relocation expenses for which he was reimbursed, and $483 in group term life insurance benefits.

Option Grants in Last Fiscal Year

No named executive officers of the Company received option grants in fiscal 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to options exercised in fiscal 2002 by the named executive officers and remaining options held at the end of fiscal 2002:

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercied Options Held at Fiscal Year End Exercisable/ Unexercisable(#)	Value of Unexercised In- the-Money Options Held at Fiscal Year End Exercisable/ Unexercisable($)(1)
Barry J. Feld	0	—	203,750/76,250	745,875/248,625
Eric H. Jeltrup	0	—	26,300/4,800	195,390/28,080
James O. Mattox	0	—	22,100/11,000	141,570/11,700
Donald Norsworthy	0	—	18,750/6,250	109,688/36,563
J. Robert Wren, Jr.	0	—	25,400/3,000	226,980/17,550

(1)	PCA’s common stock is not actively traded on any stock exchange. The value of unexercised options is based upon a value of $19.70 per share of PCA’s common stock as of February 2, 2003, based on a valuation derived using an income approach that considers expected returns on investment discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards.

Employment and Severance Arrangements

Mr. Barry Feld became our President and Chief Executive Officer in August 1999. He was appointed Chairman of the Board in January 2000. Mr. Feld’s employment agreement was effective as of August 16, 1999 and has an indefinite term. Initially, Mr. Feld’s employment agreement provides for a base salary of $300,000 initially, subject to periodic reviews by, and adjustments at the discretion of, the Board of Directors, and an annual bonus of up to 60% of his base salary for each year, subject to achievement of performance goals set in advance by the Board of Directors. The agreement also provided for the grant to Mr. Feld of options to purchase the following numbers of shares of PCA’s common stock: (1) 85,000 shares at $8.00 per share, and (2) 170,000 shares at $26.50 per share, the options of each grant vesting in four equal annual installment dates beginning on the first anniversary of his commencement date as Chief Executive Officer. These options will expire eight years after the commencement date of Mr. Feld’s employment, and will vest fully and must be exercised prior to or simultaneously with a change in control, not including an initial public offering. The options are subject to customary tag-along and drag-along rights. Upon Mr. Feld’s death or disability or termination without cause, unvested options will be cancelable by us, and none of his options will be subject to acceleration. Upon Mr. Feld’s termination for cause, all of his options will be cancelable by us. Upon Mr. Feld’s resignation as Chief Executive Officer, only his unvested options will be cancelable, but all his options may be accelerated to require exercise within sixty (60) days or become cancelable immediately thereafter.

Severance benefits payable to Mr. Feld in the event we terminate his employment other than for cause consist of a cash payment of 150% of his base salary in 18 equal monthly installments if we terminate him prior to August 16, 2000. In the event that certain changes of control occur and Mr. Feld is offered comparable employment by us or our affiliate or successor after such change of control, he has agreed to accept such employment for at least twelve months following such change of control if requested, or else to forfeit 25% of the options he receives under the agreement. In the event that both (1) Jupiter Partners sells PCA’s securities for consideration in excess of its aggregate investment in us at the time of Mr. Feld’s employment agreement, and (2) the aggregate net spread value, which is the market price less exercise price of Mr. Feld’s options to purchase PCA’s shares at the time of such sale is less than $1 million, we will compensate Mr. Feld for the difference. Finally, Mr. Feld is entitled under the agreement to serve as Chairman of PCA’s Board of Directors.

Mr. Jeltrup entered into an employment agreement with us in June 1997, which agreement was amended in August 1998. The employment agreement provides for a base salary of $250,000 initially and periodic reviews by, and adjustments at the discretion of, our Board of Directors. The employment agreement also allows Mr. Jeltrup to participate in any management bonus program, including our stock option plan, and earn up to 50% of his base salary for the year under such programs. The employment agreement is terminable with or without cause by us. Severance benefits payable to Mr. Jeltrup in the event we terminate his employment without cause or in the event of his death or disability consist of a cash payment of 36 times his average monthly compensation received during the preceding five-year period and the immediate vesting of all options previously granted to Mr. Jeltrup. In the event of a termination for cause, Mr. Jeltrup will have no further rights to compensation. Mr. Jeltrup has agreed not to compete with us for a period of two years after termination of his employment for any reason.

Mr. Mattox entered into an employment agreement with us effective as of January 28, 1997 for a term of one year, and providing for certain compensation and benefits beyond the term of the agreement. In the event we terminate Mr. Mattox’s employment other than for cause and we do not offer employment to Mr. Mattox at the end of the term or thereafter upon the same or better terms, or Mr. Mattox chooses to terminate his employment voluntarily, Mr. Mattox will be paid a lump-sum severance benefit equal to $70,000 and $125,000 paid in 12 equal monthly installments. In the event of a termination for cause, Mr. Mattox will receive a lump sum severance benefit of $70,000.

Mr. Norsworthy entered into an employment agreement with us in October 1999. The employment agreement provides for a base annual salary of $175,000 and a $25,000 signing bonus, and provides for a bonus of up to 50% of his base annual salary. The agreement also provided for the grant to Mr. Norsworthy of options to purchase the following numbers of shares of PCA’s common stock: (1) 12,500 shares at $8.00 per share, and (2) 12,500 shares at $26.50 per share, the options of each grant vesting in four equal annual installment dates beginning on the first anniversary of his employment. The employment agreement is terminable with or without cause. Severance benefits payable to Mr. Norsworthy in the event we terminate his employment without cause consist of six additional months of his base salary, payable monthly. Mr. Norsworthy also received reimbursement for relocation costs under his agreement.

Mr. Wren entered into an employment agreement with us effective as of January 28, 1997 for a term of three years, and providing for certain compensation and benefits beyond the term of the agreement. In the event we do not offer employment to Mr. Wren at the end of the term or thereafter upon the same or better terms, Mr. Wren will be paid a lump-sum severance benefit equal to 100% of his base salary. In the event Mr. Wren chooses to terminate his employment voluntarily, he will be paid a severance benefit equal to 100% of his base salary in twelve monthly installments. In the event of a termination for cause, Mr. Wren will have no further rights to compensation.

Management Stock Option Plan

PCA adopted the PCA International, Inc. Stock Option Plan, effective as of August 25, 1998. The purpose of the 1998 Option Plan is to provide for certain officers, directors and key personnel of PCA and certain of its affiliates an equity-based incentive to maintain and to enhance its performance and profitability. In addition, PCA maintains the 1996 Omnibus Long-Term Compensation Plan, under which options to purchase 107,100 shares of its common stock remain outstanding as of February 2, 2003. Options under this plan are exercisable at $8.00 per share, and as of February 3, 2002, all the outstanding options are 100% vested, but remain subject to the terms and conditions of the 1996 Omnibus Long-Term Compensation Plan.

The 1998 Option Plan authorizes the grant to participants of options to purchase up to 555,000 shares of common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of changes in PCA’s capitalization.

Subject to the provisions of the 1998 Option Plan, the option committee appointed by PCA’s Board of Directors, or any person or persons designated by the committee, will have sole and complete authority to determine the participants to whom options will be granted, the number of shares to be covered by each option, the exercise price for options and the conditions and limitations applicable to their exercise. Except to the extent otherwise provided in the applicable stock option agreement, each option will become exercisable with respect to 20% of the shares of common stock subject thereto on each of the first, second, third and fourth anniversaries of the date of grant if the grantee is still employed by us on each relevant date, and each option will become 100% exercisable on the fifth anniversary of the date of grant if the grantee is still employed by us at such date.

As of the date of a change of control as set forth in the 1998 Option Plan, any unexercisable portion of any option granted under the 1998 Option Plan will be deemed exercisable immediately prior to such change of control, and any previously unexercisable portion of any option not exercised prior to such change of control will be canceled.

In addition to the 555,000 shares of common stock authorized under the 1998 Option Plan, PCA’s Board of Directors authorized options to purchase up to an additional 100,000 shares of PCA’s common stock at an exercise price of $30.00 per share for newly hired employees, promoted employees and in recognition of outstanding employee performance. The program relating to these options is administered on substantially similar terms as PCA’s 1998 Option Plan.

Compensation of Directors

Bridgette P. Heller, PCA’s non-employee, non-Jupiter Partners director, received $3,000 for each meeting of PCA’s Board of Directors attended during fiscal 2002. Ms. Heller does not receive compensation for committee participation or special assignments. In addition, all reasonable expenses incurred by directors in connection with their service on PCA’s Board of Directors were reimbursed by PCA.

Compensation Committee Interlocks and Insider Participation

Bridgette Heller and John Klein have been the members of the compensation committee of PCA’s Board of Directors since May 16, 2000. Any disagreement and subsequent tie vote is resolved by presenting the matter to the entire Board of Directors.

Mr. Klein is a partner of Jupiter Partners, which entered into a stockholders agreement and a registration rights agreement with PCA pursuant to PCA’s recapitalization. The terms of the above-referenced agreements are more fully described under “Certain Relationships and Related Party Transactions.” Except as set forth in the previous sentence, neither Ms. Heller nor Mr. Klein was an officer of PCA or any of its subsidiaries during fiscal 2002, was formerly an officer of PCA or any of its subsidiaries or had any relationship with PCA or any of its subsidiaries during fiscal 2002 other than those disclosed under “—Compensation of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

PCA LLC and PCA Finance Corp. are wholly owned by PCA. The following table sets forth, as of May 2, 2003, certain information regarding the beneficial ownership of PCA’s common stock by (1) each person who beneficially owns more than 5% of the outstanding shares of PCA’s common stock, (2) each named executive officer, (3) each director of PCA and (4) all directors and executive officers of PCA as a group:

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Jupiter Partners II L.P.(2)	3,832,812	(3)	92.0%
Thomas A. Berglund	3,832,812	(4)	92.0%
Terry J. Blumer	3,832,812	(4)	92.0%
Barry J. Feld	210,000	(5)	8.4%
Bridgette P. Heller	7,500	(5)	*
John F. Klein	3,832,812	(4)	92.0%
Eric F. Scheuermann	3,832,812	(4)	92.0%
John A. Sprague	3,832,812	(4)	92.0%
Bank of America Corporation	152,490	(6)	6.2%
Joseph H. Reich	115,405		5.0%
Eric H. Jeltrup	55,300	(5)	2.4%
James O. Mattox	32,640	(5)(7)	1.3%
Donald Norsworthy	18,750	(5)	*
J. Robert Wren, Jr.	40,400	(5)(8)	1.7%
All executive officers and directors as a group (12 persons)	4,209,902	(5)	93.7%

*	Less than 1% of the outstanding shares of PCA’s common stock.
(1)	Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power, including power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise. All shares of common stock issuable upon conversion of currently convertible preferred stock or preferred stock convertible within 60 days after the date set forth above or subject to options that are currently exercisable or exercisable within 60 days after the date set forth above are deemed to be beneficially owned by the holders of such preferred stock or options. For the purpose of calculating each holder’s or the executive officers and directors as a group percentage of the class, no shares of common stock issuable upon conversion of such convertible preferred stock or subject to such options are deemed to be outstanding other than shares of common stock issuable upon conversion of such convertible preferred stock or subject to options held by such holder or members of such group.
(2)	The address for Jupiter Partners and Messrs. Berglund, Blumer, Klein, Scheuermann and Sprague is 30 Rockefeller Plaza, Suite 4525, New York, New York 10112.
(3)	Includes 1,875,000 shares of common stock that are issuable upon conversion of shares of Series A.
(4)	Represents shares of common stock beneficially owned by Jupiter Partners. Messrs. Berglund, Blumer, Scheuermann, Sprague and Klein exercise investment and voting power over the shares beneficially owned by Jupiter Partners. Each of Messrs. Berglund, Blumer, Sprague, Scheuermann and Klein disclaim beneficial ownership of all common stock owned by Jupiter Partners, except to the extent of their respective beneficial ownership interests in Jupiter Partners.
(5)

The numbers and percentages of shares shown in the table above include stock options covering common stock exercisable and preferred stock convertible into common stock within 60 days of the date set forth above as follows: Mr. Feld—210,000; Ms. Heller—7,500; Mr. Jeltrup—26,300; Mr. Mattox—25,600; Mr. Norsworthy—18,750; and Mr. Wren—25,400; and all executive officers and directors as a group

(including such individuals)—2,201,050. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options.
(6)	Represents shares of common stock that are issuable upon the exercise of outstanding warrants held by a subsidiary of Bank of America Corporation. The address for Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina 28255.
(7)	Includes 300 shares owned by Mr. Mattox’s children.
(8)	Includes 15,000 shares of common stock owned by a partnership of which Mr. Wren is a general partner.

Equity Participation Plan Information

The following table gives information about the Company’s stock option plan as of February 2, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,059,897	$13.99	9,100
Equity compensation plans not approved by security holders	—	—	—

Total	1,059,897	$13.99	9,100

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 27, 2002, the closing date of offering of senior notes by PCA LLC, PCA LLC entered into agreements with the Company whereby the Company transferred to PCA LLC substantially all its assets and assigned to PCA LLC all contracts (or, in cases where such assignment is impracticable, all economic benefits under such contracts) to which it is a party (except for certain instruments relating to its stock option plan and other equity arrangements) and PCA LLC assumed all of the obligations thereunder.

On June 27, 2002, PCA LLC and its domestic subsidiaries entered into a tax sharing agreement with the Company. Under this tax sharing agreement, PCA LLC agreed to pay the Company for federal, state and local income taxes that PCA LLC would be required to pay if PCA LLC were treated as the common parent of a group consisting only of PCA LLC and certain of its subsidiaries, but adjusted to take into account certain net tax benefits generated by the Company.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements in Part II, Item 8, are filed as part of this report.

2.	Schedule

The Schedule on page 80 is filed as part of this report.

3.	Exhibits

See Index to Exhibits on page 84 of this report.

The exhibits are filed with or incorporated by reference in this report.

(b)	Reports on Form 8-K.

We did not file any current report on Form 8-K during the quarter ended February 2, 2003.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES  SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Decrease in Tax Valuation Allowance	Balance at End of Period
Year ended February 2, 2003 income tax valuation allowance	$18,669	$—	$—	$(18,592)	$77
Year ended February 3, 2002 income tax valuation allowance	17,902	842	—	(75)	18,669
Year ended January 28, 2001 income tax valuation allowance	12,351	5,551	—	—	17,902

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2003.

PCA INTERNATIONAL, INC. Registrant

By:	/s/ BARRY J. FELD
Barry J. Feld President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BARRY J. FELD Barry J. Feld	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	May 2, 2003

/s/ DONALD NORSWORTHY Donald Norsworthy	Executive Vice President, Chief Financial Officer and Treasurer(Principal Financial and Accounting Officer)	May 2, 2003

/s/ THOMAS A. BERGLUND Thomas A. Berglund	Director	May 2, 2003

/s/ TERRY J. BLUMER Terry J. Blumer	Director	May 2, 2003

/s/ BRIDGETTE P. HELLER Bridgette P. Heller	Director	May 2, 2003

/s/ JOHN F. KLEIN John F. Klein	Director	May 2, 2003

/s/ ERIC F. SCHEUERMANN Eric F. Scheuermann	Director	May 2, 2003

/s/ JOHN A. SPRAGUE John A. Sprague	Director	May 2, 2003

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Barry J. Feld, President, Chief Executive Officer, and Chairman of the Board of PCA International, Inc. (the “Registrant”), certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Registrant;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

/s/ BARRY J. FELD
Barry J. Feld President, Chief Executive Officer, and Chairman of the Board

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Donald Norsworthy, Executive Vice President and Chief Financial Officer of PCA International, Inc. (the “Registrant”), certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Registrant;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

/s/ DONALD NORSWORTHY
Donald Norsworthy Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

Exhibit Number		Description

3.1	**	Articles of Incorporation of PCA International, Inc., as currently in effect.

3.2	*

By-laws of PCA International, Inc. (incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 to the registration statement on Form S-4 of PCA LLC and PCA Finance Corp. filed October 22, 2002 (Registration No. 333-98653; No. 333-96653-01 to 333-98653-07))

4.1	*	Indenture, dated as of June 27, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto and The Bank of New York, as trustee.

4.2	*	Form of 11.875% Senior Note due 2009 of PCA LLC and PCA Finance Corp. (included as Exhibit A to Exhibit 4.1 to Form S-4).

4.3	*

Exchange and Registration Rights Agreement, dated as of June 20, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto, and Goldman, Sachs & Co. and Banc of America Securities LLC as initial purchasers.

4.4	*	Purchase Agreement, dated as of June 27, 2002, among PCA LLC, the Guarantors party thereto, and GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P.

4.5	*	Form of 13.75% Senior Subordinated Note of PCA LLC.

4.6	*	Purchase Agreement, dated as of June 27, 2002, among PCA International, Inc., and GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P.

4.7	*	Form of 16.50% Senior Subordinated Note of PCA International, Inc.

4.8	*

Credit Agreement, dated as of June 27, 2002, among PCA LLC, the Guarantors party thereto, the Lenders party thereto from time to time, and Bank of America, N.A. as agent and Banc of America Securities LLC as Lead Arranger and Book Manager.

10.1	*

Master In-Store License Agreement, dated as of June 25, 2001, between Meijer Stores Limited Partnership and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission).

10.2	*	Master In-Store License Agreement, dated as of June 25, 2001, between Meijer, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission).

10.3	*	AGFA/PCA 2002 Sales Contract, dated as of February 4, 2002, between Agfa Corporation and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission).

10.4	*	Amendment No. 1, dated as of April 5, 2002, to the AGFA/PCA 2002 Sales Contract.

10.5	*

Sub-Tenancy Contract, dated as of June 1, 2002, between Nueva Wal Mart De Mexico, S DE R.L. DE C.V. and American Studios De Mexico, S.A. DE C.V. (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment).

10.6	*	License Agreement, dated as of April 4, 2002, between Wal-Mart Stores, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission).

10.7	*	Amendment Number One to Wal-Mart Master License Agreement, dated as of June 17, 2002.

10.8	*	License Agreement, dated as of February 9, 1996, between Wal-Mart Canada, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission).

10.9	*	1998 Stock Option Plan of PCA International, Inc.

Exhibit Number		Description

10.10	*	Form of Stock Option Agreement relating to the 1998 Stock Option Plan.

10.11

1996 Omnibus Long-Term Compensation Plan of PCA International, Inc. (incorporated herein by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of PCA International, Inc. for the quarter ended April 28, 1996 (SEC file number 0-8550)).

10.12	*	Purchase Agreement, dated as of June 20, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto, and Goldman, Sachs & Co. and Banc of America Securities LLC as initial purchasers.

10.13	*	Form of Agreement relating to the 1996 Omnibus Long-Term Compensation Plan of PCA International, Inc.

10.14	*	Warrant Agreement, dated as of August 25, 1999, between United States Trust Company of New York and PCA International, Inc.

10.15	*	Warrant Agreement, dated as of June 27, 2002, among PCA International, Inc., and GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P.

10.16	*	Stockholders Agreement, dated as of August 25, 1998, among PCA International, Inc., Jupiter Partners II L.P. and the other parties thereto.

10.17	*	Stockholders’ Agreement, dated as of August 25, 1999, among Jupiter Partners II L.P., Nationsbridge, L.L.C., The Chase Manhattan Bank and PCA International, Inc.

10.18	*	Stockholders’ Agreement, dated as of June 27, 2002, among Jupiter Partners II L.P., PCA International, Inc., GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P.

10.19	*	Registration Rights Agreement, dated as of August 25, 1999, among PCA International, Inc. and the purchasers party thereto.

10.20	*	Registration Rights Agreement, dated as of August 25, 1998, between Jupiter Partners II L.P. and PCA International, Inc.

10.21	*	Registration Rights Agreement, dated as of June 27, 2002, among PCA International, Inc. and the Purchasers party thereto.

10.22	*	Offer of Employment, dated as of October 12, 1999, between Donald Norsworthy and PCA International, Inc.

10.23	*	Offer of Employment, dated as of June 15, 1999, between Barry J. Feld and PCA International, Inc.

10.24

Employment and Non-Compete Agreement, dated as of January 28, 1997, between J. Robert Wren, Jr. and PCA International, Inc. (incorporated herein by reference to Exhibit 10(n) to the Annual Report on Form 10-K of PCA International, Inc. for the year ended February 2, 1997 (SEC file number 0-8550)).

10.25	*	Employment and Non-Compete Agreement, dated as of January, 1997, between James O. Mattox and PCA International, Inc.

10.26

Employment and Non-Compete Agreement, dated as of June 9, 1997, between Eric H. Jeltrup and PCA International, Inc. (incorporated herein by reference to Exhibit 10(p) to the Quarterly Report on Form 10-Q of PCA International, Inc. for the quarter ended August 3, 1997 (SEC file number 0-8550)).

10.27	*	Amendment No. 1, dated as of August 25, 1998, to the Employment and Non-Compete Agreement between Eric H. Jeltrup and PCA International, Inc.

10.28	*	ISDA Master Agreement, dated as of January 27, 1997, between National Bank, N.A. and PCA International, Inc.

Exhibit Number		Description

10.29	*	Extension Agreement, dated as of March 31, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc.

10.30	*	Extension Agreement, dated as of April 4, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc.

12.1	**	Statement of Computation of Ratios of Earnings to Fixed Charges.

21.1	**	Subsidiaries of PCA International, Inc.

99.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to PCA LLC and PCA Finance Corp. Form S-4 Registration Statement Under the Securities Act of 1933 filed November 20, 2002 (No. 333-98653; No. 333-98653-01 to 333-98653-07)
**	Filed herewith