Form 10-Q
period 2003-05-04
PCA INTERNATIONAL INC
filed 2003-06-18
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 18, 2003, there were 2,293,152 shares of the Registrant’s common stock outstanding.

i

Part I. Financial Information

Item 1. Financial Statements

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	May 4, 2003	February 2, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,398	$2,522
Accounts receivable	1,901	1,723
Inventories	11,675	10,542
Deferred income taxes	4,303	4,303
Prepaid expenses and other assets	3,490	2,971

Total current assets	25,767	22,061
PROPERTY AND EQUIPMENT:
Land and improvements	2,305	2,305
Buildings and improvements	12,698	12,698
Photographic, sales and finishing equipment	127,847	123,530
Studio improvements	20,494	19,457
Construction in progress	3,030	1,143

Total	166,374	159,133
Less accumulated depreciation and amortization	104,387	101,371

Property and equipment, net	61,987	57,762
GOODWILL	51,600	51,557
DEFERRED FINANCING COSTS, NET	9,625	10,023
DEFERRED INCOME TAXES, NONCURRENT	12,332	11,027
OTHER ASSETS	34	39

TOTAL ASSETS	$161,345	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(dollar amounts in thousands)

	May 4, 2003	February 2, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$7,400	$—
Current portion of long-term debt	97	94
Accounts payable—trade	26,647	26,627
Accrued insurance	3,933	3,960
Accrued income taxes	480	495
Accrued compensation	5,397	4,740
Accrued interest	5,702	12,084
Other accrued liabilities	14,966	9,853

Total current liabilities	64,622	57,853
LONG-TERM DEBT	218,481	217,153
OTHER LIABILITIES	5,822	3,791

TOTAL LIABILITIES	288,925	278,797
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares)	34,042	34,924
SHAREHOLDERS' DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; issued and outstanding—2,293,152 shares)	458	458
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	2,861	2,861
Deficit	(168,534)	(167,741)
Accumulated other comprehensive income (loss)	4	(419)

Total shareholders' deficiency	(161,622)	(161,252)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$161,345	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended
	May 4, 2003	May 5, 2002
SALES	$71,556	$67,922
COST OF SALES	55,362	50,937

GROSS PROFIT	16,194	16,985
GENERAL AND ADMINISTRATIVE	11,502	9,939
AMORTIZATION OF INTANGIBLES	—	48

INCOME FROM OPERATIONS	4,692	6,998
INTEREST INCOME	2	2
INTEREST EXPENSE	(7,674)	(6,754)
OTHER EXPENSE	—	(2,066)

LOSS BEFORE INCOME TAXES	(2,980)	(1,820)
INCOME TAX BENEFIT	1,305	—

NET LOSS	$(1,675)	$(1,820)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended
	May 4, 2003	May 5, 2002
OPERATING ACTIVITIES:
Net loss	$(1,675)	$(1,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,726	2,316
Amortization of deferred financing cost	429	745
Interest expense-effective interest method	—	(320)
Change in fair value of derivative instruments	—	2,066
Amortization of debt discounts	153	—
Provision for deferred income taxes	(1,305)	—
Loss on disposal of property and equipment	45	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(178)	(936)
Inventories	(1,133)	629
Prepaid expenses and other assets	(519)	48
Other noncurrent assets	5	(9)
Accounts payable—trade	20	1,619
Accrued expenses	615	36
Accrued interest	(6,382)	458
Other current and non-current accrued liabilities	7,144	2,875

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(55)	7,707

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,384)	(4,093)
Proceeds from sales of property and equipment	2	—

NET CASH USED IN INVESTING ACTIVITIES	(6,382)	(4,093)

FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	21,900	7,500
Repayment of senior secured credit facility and capital lease obligations	(13,322)	(6,520)
Repayment of senior subordinated term loans	—	(2,750)
Deferred financing cost	(31)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,547	(1,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(234)	(87)

INCREASE IN CASH AND CASH EQUIVALENTS	1,876	1,757
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,522	2,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,398	$4,642

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except where noted)

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of PCA International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen-week periods ended May 4, 2003 and May 5, 2002 are not necessarily indicative of the results for the fiscal years ending February 1, 2004 and February 2, 2003, respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

Certain financial statement items have been reclassified to conform to the current period’s format.

2. STOCK OPTION PLAN

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense relating to stock options granted to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price (see Note 9 to the Consolidated Financial Statements (Item 8.) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.)

As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company’s net income as reported and the proforma amounts are indicated below:

	For the Thirteen Weeks Ended
	May 4, 2003	May 5, 2002
Net loss attributable to common shareholders:
As reported	$(1,675)	$(1,820)

Proforma	$(1,685)	$(1,822)

3. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Company is currently assessing the impact of this Statement which is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company is currently assessing the impact of this Statement which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

4. SEASONALITY

Sales of portrait photography and ancillary portrait photography products are highly seasonal, with the holiday season accounting for a high percentage of sales as well as operating income. The fourth quarter (generally, late October/early November through late January/early February) typically produces a large percentage of annual sales and operating income. First quarter and second quarter results may be affected by the timing of the Easter holiday.

5. COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen weeks ended May 4, 2003 and May 5, 2002 was comprised of the following:

	For the Thirteen Weeks Ended
	May 4, 2003	May 5, 2002
Net loss	$(1,675)	$(1,820)
Foreign currency translation adjustment, net of taxes	423	(173)

Total comprehensive loss	$(1,252)	$(1,993)

6. DERIVATIVE: SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with a 1999 recapitalization, the Company issued $15 million in Series A redeemable convertible preferred stock (“Series A”) for cash proceeds of $14.9 million. On December 9, 2002, a special meeting of the shareholders of the Company was held and the shareholders approved modifications to provisions of the Series A. Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A were modified. The redemption of the Series A by the Company will be at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, the Company has determined the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Upon the adoption of SFAS No. 133 in fiscal 2001, the Series A met the definition of a hybrid instrument. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock), as the host contract, and an embedded derivative consisting of the conversion option, which derives its value, in part, based on the changes in fair value of the Company’s common stock. The embedded derivative instrument was not clearly and closely related to the underlying debt instrument because the economic characteristics and risks associated with this derivative are based on equity prices. Therefore, in accordance with SFAS No. 133, the Company separated the embedded derivative instrument from the host contract based on their relative fair values and classified the embedded derivative as a component of other liabilities in the consolidated balance sheets until December 20, 2002. Changes in the fair value of the derivative were classified as a component of other expenses in the consolidated statement of operations. For the thirteen weeks ended May 5, 2002, the mark-to-market change in the fair value resulted in a charge of $2.1 million.

The Company had an independent valuation performed for the derivative prior to the change in the redemption and liquidation provisions on December 20, 2002. The value of the derivative was determined to be $27.3 million on December 20, 2002. Given the change in the liquidation and redemption provisions of the Series A and, thus, the elimination of the need to bifurcate and separately account for the embedded derivative, the $27.3 million was reclassified into the Series A on the balance sheet. The revised carrying amount of the Series A on December 20, 2002 of $35.4 million is being accreted to the $15.0 million par value over the life of the Series A using the effective interest method. As of May 4, 2003 and February 2, 2003, the Series A carrying amount was $34.0 million and $34.9 million, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	May 4, 2003	February 2, 2003
Accrued taxes other than income	$2,719	$2,018
Other accrued expenses	4,209	3,558
Customer deposits	8,038	4,277

	$14,966	$9,853

8. OTHER LIABILITIES

Other liabilities are comprised of the following:

	May 4, 2003	February 2, 2003
Accrued interest	$1,905	$551
Long-term portion of retiree benefit obligation	1,041	1,080
Long-term portion of workers' compensation obligations	2,876	2,160

	$5,822	$3,791

9. GOODWILL AND INTANGIBLE ASSETS

As of May 4, 2003 and February 2, 2003, the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	May 4, 2003	February 2, 2003
Unamortized intangible assets:
Goodwill	$51,600	$51,557

	For the Thirteen Weeks Ended
	May 4, 2003	May 5, 2002
Aggregate amortization expense	$—	$48

10. UNITED KINGDOM OPERATIONS

During the thirteen-weeks ended May 4, 2003, the Company opened its first United Kingdom (“U.K.”) studio in a Wal-Mart/ASDA store. Additionally, the Company opened a second U.K. studio on May 23, 2003. Costs of opening these studios were charged to operations as incurred.

11. BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves permanent and traveling studios in retail stores and military bases in the United States, Canada, Mexico, Germany and the United Kingdom. The Institutional Portraiture segment serves institutional markets such as church congregations and schools.

The Company evaluates performance and allocates resources based on sales and EBITDA (a non-GAAP financial measure). We define EBITDA as income (loss) before extraordinary item and cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in our Series A (other expense), plus interest, taxes, depreciation and amortization. Although the Company may maintain information at the segment level, certain indicators such as assets and capital expenditures are not evaluated at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

A significant portion of the Company’s assets consist of depreciable assets. Because depreciation and amortization are non-cash items, management believes the presentation of EBITDA is useful. Management believes EBITDA provides meaningful information regarding the Company’s financial condition and results of operations because EBITDA is useful for evaluating the Company’s operating performance.

The following table reconciles net loss to EBITDA:

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended May 4, 2003
Net loss	$(1,284)	$(391)	$(1,675)
Add back:
Depreciation and amortization	2,674	52	2,726
Income tax benefit	(1,265)	(40)	(1,305)
Interest income	(2)	—	(2)
Interest expense	7,394	280	7,674
Other expense	—	—	—

EBITDA	$7,517	$(99)	$7,418

For the thirteen weeks ended May 5, 2002
Net loss	$(1,269)	$(551)	$(1,820)
Add back:
Depreciation and amortization	2,276	40	2,316
Income tax benefit	—	—	—
Interest income	(2)	—	(2)
Interest expense	6,431	323	6,754
Other expense	2,066	—	2,066

EBITDA	$9,502	$(188)	$9,314

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended May 4, 2003
Sales	$68,548	$3,008	$71,556
EBITDA	$7,517	$(99)	$7,418

For the thirteen weeks ended May 5, 2002
Sales	$64,549	$3,373	$67,922
EBITDA	$9,502	$(188)	$9,314

Geographic Data as of and for the Thirteen Weeks Ended:

	United States	Canada	Mexico	Other Foreign	Consolidated
May 4, 2003
Sales	$66,099	$3,412	$1,955	$90	$71,556
Long-lived assets	103,496	5,924	3,101	1,100	113,621

May 5, 2002
Sales	$63,198	$3,200	$1,524	$—	$67,922
Long-lived assets	96,558	4,956	2,813	—	104,327

12. GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The Company has determined that separate, complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following information sets forth condensed consolidated financial statements of the guarantor and non-guarantor companies (see Note 2 to the Consolidated Financial Statements (Item 8.) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

May 4, 2003

(Unaudited)

(in thousands)

	Parent/ Guarantor	Issuer and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$4,175	$223	$—	$4,398
Accounts receivable	—	1,711	190	—	1,901
Inventories	—	11,624	51	—	11,675
Deferred income taxes	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	2,900	590	—	3,490

Total current assets	—	24,713	1,054	—	25,767

Investments and intercompany receivables	(127,580)	(8,822)	(4,164)	140,566	—
Property and equipment, net	—	57,808	4,179	—	61,987
Goodwill, intangible and other assets, net	—	51,612	22	—	51,634
Deferred financing costs, net	—	9,625	—	—	9,625
Deferred income taxes, noncurrent	—	12,332	—	—	12,332

Total assets	$(127,580)	$147,268	$1,091	$140,566	$161,345

Liabilities and shareholders' equity (deficiency):
Short-term borrowings	$—	$7,400	$—	$—	7,400
Current portion of long-term debt	—	97	—	—	97
Accounts payable—trade	—	26,503	144	—	26,647
Accrued insurance	—	3,933	—	—	3,933
Accrued income taxes	—	480	—	—	480
Accrued compensation	—	5,341	56	—	5,397
Accrued interest	—	5,702	—	—	5,702
Other accrued liabilities	—	14,907	59	—	14,966

Total current liabilities	—	64,363	259	—	64,622

Long-term debt, less current portion	—	218,481	—	—	218,481
Other liabilities	—	5,822	—	—	5,822
Series A redeemable convertible preferred stock	34,042	—	—	—	34,042
Total shareholders' equity (deficiency)	(161,622)	(141,398)	832	140,566	(161,622)

Total liabilities and shareholders' equity (deficiency)	$(127,580)	$147,268	$1,091	$140,566	$161,345

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 2, 2003

(Unaudited)

(in thousands)

	Parent/ Guarantor	Issuer and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$2,312	$210	$—	$2,522
Accounts receivable	—	1,472	251	—	1,723
Inventories	—	10,493	49	—	10,542
Deferred income taxes	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	2,356	615	—	2,971

Total current assets	—	20,936	1,125	—	22,061

Investments and intercompany receivables	(126,328)	(10,481)	(3,619)	140,428	—
Property and equipment, net	—	54,044	3,718	—	57,762
Goodwill, intangible and other assets, net	—	51,570	26	—	51,596
Deferred financing costs, net	—	10,023	—	—	10,023
Deferred income taxes, noncurrent	—	11,027	—	—	11,027

Total assets	$(126,328)	$137,119	$1,250	$140,428	$152,469

Liabilities and shareholders' equity (deficiency):
Current portion of long-term debt	$—	$94	$—	$—	$94
Accounts payable—trade	—	26,467	160	—	26,627
Accrued insurance	—	3,960	—	—	3,960
Accrued income taxes	—	495	—	—	495
Accrued compensation	—	4,697	43	—	4,740
Accrued interest	—	12,084	—	—	12,084
Other accrued liabilities	—	9,776	77	—	9,853

Total current liabilities	—	57,573	280	—	57,853

Long-term debt, less current portion	—	217,153	—	—	217,153
Other liabilities	—	3,791	—	—	3,791
Series A redeemable convertible preferred stock	34,924	—	—	—	34,924
Total shareholders' equity (deficiency)	(161,252)	(141,398)	970	140,428	(161,252)

Total liabilities and shareholders' equity (deficiency)	$(126,328)	$137,119	$1,250	$140,428	$152,469

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended May 4, 2003

(Unaudited)

(in thousands)

	Parent/ Guarantor	Issuer and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$69,511	$2,045	$—	$71,556
Cost of sales	—	53,210	2,152	—	55,362

Gross profit	—	16,301	(107)	—	16,194
General and administrative	—	11,405	97	—	11,502
Amortization of intangibles	—	—	—	—	—

Income (loss) from operations	—	4,896	(204)	—	4,692
Interest income	—	2	—	—	2
Interest expense	—	(7,674)	—	—	(7,674)
Other expense	—	—	—	—	—
Investment income (loss) in equity of wholly-owned subsidiary	(1,675)	(204)	—	1,879	—

Income (loss) before income taxes	(1,675)	(2,980)	(204)	1,879	(2,980)
Income tax benefit	—	1,305	—	—	1,305

Net income (loss)	$(1,675)	$(1,675)	$(204)	$1,879	$(1,675)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended May 5, 2002

(Unaudited)

(in thousands)

	Parent/ Guarantor	Issuer and Guarantor Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$66,398	$1,524	$—	$67,922
Cost of sales	—	49,545	1,392	—	50,937

Gross profit	—	16,853	132	—	16,985
General and administrative	—	9,648	291	—	9,939
Amortization of intangibles	—	48	—	—	48

Income (loss) from operations	—	7,157	(159)	—	6,998
Interest income	—	2	—	—	2
Interest expense	—	(6,753)	(1)	—	(6,754)
Other expense	(2,066)	—	—	—	(2,066)
Investment income (loss) in equity of wholly-owned subsidiary	246	(160)	—	(86)	—

Income (loss) before income taxes	(1,820)	246	(160)	(86)	(1,820)
Income tax benefit (provision)	—	—	—	—	—

Net income (loss)	$(1,820)	$246	$(160)	$(86)	$(1,820)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended May 4, 2003 Compared With Thirteen Weeks Ended May 5, 2002.

Sales for the thirteen weeks ended May 4, 2003 (“Q1 2003”) increased 5.4% to $71.6 million from $67.9 million for the thirteen weeks ended May 5, 2002 (“Q1 2002”). Sales from our Wal-Mart business were the largest contributor to growth, increasing 6.2% in Q1 2003 to $68.0 million from $64.0 million in Q1 2002. The increase in Q1 2003 was the result of sales from newly opened permanent studios of $5.7 million offset by a decrease in same studio sales of $1.5 million. The decrease in same store sales is the result of the timing of the Easter holiday and our revenue recognition policy to record sales when portraits are delivered to customers. The Easter holiday occurred in fiscal week eleven in Q1 2003 as compared to fiscal week eight in Q1 2002. Only 12.0% of customers photographed during the week of Easter were delivered by the end of Q1 2003 while 92.3% were delivered by the end of Q1 2002. We ended Q1 2003 with 2,049 permanent studios, representing 219 more studios than at the end of Q1 2002.

Gross profit decreased 4.8% to $16.2 million in Q1 2003 from $17.0 million in Q1 2002. Gross profit as a percentage of sales decreased to 22.6% in Q1 2003 from 25.0% in Q1 2002. The decrease we experienced in Q1 2003 was volume related due to the timing of the delivery of Easter portraits. Because of our policy to recognize sales and related cost of sales only upon the delivery of portraits to customers and Easter occurring late in Q1 2003, a substantial portion of Easter week portrait sales and cost of sales was recognized in the second quarter of fiscal 2003. In fiscal 2002, portrait delivery for the peak Easter volume was substantially completed in Q1 2002.

General and administrative expenses increased 15.5% in Q1 2003 to $11.5 million from $10.0 million in Q1 2002. General and administrative expenses as a percentage of sales were 16.1% and 14.7% for Q1 2003 and Q1 2002, respectively. This increase of $1.5 million is a result of an increase in workers’ compensation, life and health insurance, professional services, cost of living adjustments for corporate personnel and employee incentives.

Operating income decreased 33.0% in Q1 2003 to $4.7 million from $7.0 million in Q1 2002. Operating income as a percentage of sales decreased to 6.6% in Q1 2003 from 10.3% in Q1 2002. These changes reflect the net effect of changes in gross profit and general and administrative expenses as described above.

Net interest expense increased 13.6% in Q1 2003 to $7.7 million from $6.7 million in Q1 2002 as a result of increased borrowings under our credit facility to help finance the expansion of our business and the increase in the weighted averaged interest rate of our debt.

Other expense was $0 in Q1 2003 as compared to $2.1 million in Q1 2002. Other expense in Q1 2002 represented the mark-to-market adjustment for the derivative in our Series A redeemable convertible stock (“Series A”), which met the criteria of an embedded derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which we adopted in fiscal 2001. The embedded derivative value was computed based on several factors including the underlying value of our common stock at the time of computation. On December 9, 2002, our shareholders approved modifications to the terms of our Series A and it became effective upon the filing of restated articles of incorporation on December 20, 2002. We determined, based on these modified terms, the embedded derivative no longer meets the requirements for bifurcation and separate accounting. Therefore, no mark-to-market adjustment was made in Q1 2003.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During Q1 2003, we used $6.4 million in cash on capital expenditures as compared to $4.1 million during Q1 2002. Our working capital deficit has decreased to $38.9 million at the end of Q1 2003 from $53.0 million at the end of Q1 2002, primarily as a result of our retirement of our previous debt structure and replacing it with a more favorable debt structure.

Due to the seasonality of our operations, cash is generally consumed during the first three quarters and generated during the remaining fourth quarter. During the Christmas season, which falls in our fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

On June 27, 2002, we completed an offering of $165 million 11.875% senior notes due 2009 through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. PCA LLC also entered into a senior secured credit facility on June 27, 2002, which allows it to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of May 4, 2003, $22.4 million was outstanding in revolving loans in addition to $10.8 million in letters of credit. We had additional availability of $16.8 million. As of May 4, 2003, the weighted average interest rate on this facility was 5.63%. The senior secured credit facility is guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. Also on June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes due June 27, 2010. These notes are subordinated to the senior secured credit facility and the 11.875% senior notes and are guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. Also on June 27, 2002, PCA International, Inc. issued $30.0 million of senior subordinated discount notes due June 27, 2010. These notes are subordinated to PCA International, Inc.’s guarantee of the senior secured credit facility and the senior notes. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. Each of these individual debt instruments contain covenants which we were in compliance with as of May 4, 2003.

Capital Expenditures. Capital expenditures were $6.4 million in Q1 2003 as compared to $4.1 million in Q1 2002. Capital expenditures were principally for equipment and studio improvements in new permanent studios, as well as for expenditures for the upgrade of certain equipment in existing permanent studios. Capital expenditures were financed from borrowings under our senior secured credit facility. The most significant capital expenditures contemplated over the next five years will be for new studio openings.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $55,000 in Q1 2003 as compared to net cash provided by operating activities of $7.7 million in Q1 2002. The decrease in cash provided by operating activities of $7.8 million was primarily due to the $5.1 million decrease in net cash provided by operating assets and liabilities (the most significant change being the timing of our accrued interest payments; our senior notes interest payment was made on February 3, 2003) and the $2.3 million decrease in operating income as a result of the difference in timing of the Easter holiday.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $6.4 million in Q1 2003 from $4.1 million in Q1 2002. The reason for this increase is the acceleration of our expansion in the Wal-Mart host environment.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $8.5 million in Q1 2003 and net cash used in financing activities was $1.8 million in Q1 2002. Financing activities in Q1 2003 primarily related to the ordinary borrowings and repayments under our senior secured credit facility.

Preferred Stock. Prior to December 2002, we determined our Series A met the definition of a hybrid instrument. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock) as the host contract and an embedded derivative consisting of a conversion option, which derived its value, in part, based on the changes in the fair value of our common stock. Therefore, we separated the embedded derivative, valued it, and classified it as a component of “Other Liabilities” in our balance sheet. We valued the embedded derivative using the Black-Scholes option pricing model with an assumption of fair value of our underlying common stock. To value our common stock, we used the income approach, which considers expected returns on investment, which are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis was utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate present worth factor reflecting the risk inherent in the investment. In addition, we applied a discount because there is not a readily available market for our common stock. The value of our common stock we calculated, therefore, could be different if we applied a different discount with regard to the marketability of our common stock as well as if we applied a different discount rate in our discounted net cash flow analysis. Consequently, the value of the embedded derivative could have changed based on differences in assumptions used in valuing our common stock.

In December 2002, our shareholders approved modifications to the liquidation and redemption provisions of the Series A. The redemption of the Series A is now at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share of the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, we have determined the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting. Therefore, in Q1 2002 we recognized $2.1 million in other expense for the mark-to-market adjustment related to the fair value of the embedded derivative while we recognized no expense in Q1 2003.

Recent Developments

During the thirteen-weeks ended May 4, 2003, we opened our first United Kingdom (“U.K.”) studio in a Wal-Mart/ASDA store. Costs of opening these studios were charged to operations as incurred. No material costs were incurred during the thirteen week period ended May 4, 2003. Additionally, we opened a second studio in the U.K. on May 23, 2003.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” that are not historical facts, including information concerning possible or assumed future results of operations of PCA International, Inc. and its subsidiaries and those statements preceded by, followed by, or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to revenue growth, earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

These forward-looking statements are based on our current expectations, speak only as of the date of this Quarterly Report on Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

Factors that may cause actual results to differ from expected results include, among others

—	Risks associated with substantial indebtedness, leverage, debt service and liquidity;

—	Risks associated with our relationship with Wal-Mart, our principal business relationship;

—	Performance of our new stores and their future operating results;

—	Risks of competition from, including, but not limited to, companies currently operating in other photography markets;

—	Risks associated with the domestic professional portrait photography industry; and

—	Other risks and uncertainties affecting PCA International, Inc. and its subsidiaries referred to in this Form 10-Q (see especially “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of May 4, 2003, we have not entered into any interest rate hedging agreements. In addition, a 1.0% change in the interest rate on our senior secured credit facility would have a $0.2 million annualized effect on our financial position and results of operations based on the outstanding balance on our senior secured credit facility as of May 4, 2003.

We conduct business in foreign currencies in Canada, Mexico, Germany and the United Kingdom. A 10% change in the value of all foreign currencies would not have a material effect on our financial position, liquidity or results of operations.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

No reports were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCA International, Inc.
(Registrant)

By:	/S/ BARRY J. FELD

Barry J. Feld
President, Chief Executive Officer, and Chairman of the Board

By:	/S/ DON NORSWORTHY

Don Norsworthy
Executive Vice President, Chief Financial Officer and Treasurer

Dated:	June 18, 2003

CERTIFICATIONS

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Barry J. Feld, President, Chief Executive Officer, and Chairman of the Board of PCA International, Inc. (the “Registrant”), certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of PCA International, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Date:  June 18, 2003

By:	/S/ BARRY J. FELD
Barry J. Feld
President, Chief Executive Officer, and Chairman of the Board

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Don Norsworthy, Executive Vice President and Chief Financial Officer of PCA International, Inc. (the “Registrant”), certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of PCA International, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Date:  June 18, 2003

By:	/S/ DON NORSWORTHY
Don Norsworthy
Executive Vice President, Chief Financial Officer and Treasurer