Form 10-Q
period 2003-08-03
PCA INTERNATIONAL INC
filed 2003-09-17
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 17, 2003, there were 2,294,352 shares of the registrant’s common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	August 3, 2003	February 2, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,635	$2,522
Accounts receivable	2,454	1,723
Inventories	11,682	10,542
Deferred income taxes	4,303	4,303
Prepaid expenses and other assets	3,741	2,971

Total current assets	27,815	22,061
PROPERTY AND EQUIPMENT:
Land and improvements	2,305	2,305
Buildings and improvements	12,678	12,698
Photographic, sales and finishing equipment	130,574	123,530
Studio improvements	21,214	19,457
Construction in progress	4,193	1,143

Total	170,964	159,133
Less accumulated depreciation and amortization	106,671	101,371

Property and equipment, net	64,293	57,762
GOODWILL	51,609	51,557
DEFERRED FINANCING COSTS, NET	9,301	10,023
DEFERRED INCOME TAXES, NONCURRENT	13,426	11,027
OTHER ASSETS	33	39

TOTAL ASSETS	$166,477	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(dollar amounts in thousands)

	August 3, 2003	February 2, 2003
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$17,600	$—
Current portion of long-term debt	100	94
Accounts payable—trade	29,309	26,627
Accrued insurance	4,092	3,960
Accrued income taxes	452	495
Accrued compensation	5,336	4,740
Accrued interest	492	12,084
Other accrued liabilities	12,781	9,853

Total current liabilities	70,162	57,853
LONG-TERM DEBT	221,288	217,153
OTHER LIABILITIES	3,960	3,791

TOTAL LIABILITIES	295,410	278,797
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares)	33,183	34,924
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; issued and outstanding—August 3, 2003—2,294,352 shares; February 2, 2003—2,293,152)	459	458
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	2,870	2,861
Deficit	(169,058)	(167,741)
Accumulated other comprehensive income (loss)	24	(419)

Total shareholders’ deficiency	(162,116)	(161,252)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$166,477	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
SALES	$71,309	$61,779	$142,865	$129,701
COST OF SALES	55,284	48,765	110,646	99,702

GROSS PROFIT	16,025	13,014	32,219	29,999
GENERAL AND ADMINISTRATIVE	10,846	10,215	22,348	20,154
AMORTIZATION OF INTANGIBLES	—	48	—	96

INCOME FROM OPERATIONS	5,179	2,751	9,871	9,749
INTEREST INCOME	3	3	5	5
INTEREST EXPENSE	(7,659)	(7,060)	(15,333)	(13,814)
OTHER INCOME (EXPENSE)	—	5	—	(2,061)
EARLY EXTINGUISHMENT OF DEBT	—	(4,569)	—	(4,569)

LOSS BEFORE INCOME TAXES	(2,477)	(8,870)	(5,457)	(10,690)
INCOME TAX BENEFIT	1,094	—	2,399	—

NET LOSS	$(1,383)	$(8,870)	$(3,058)	$(10,690)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

	For the Twenty-six Weeks Ended
	August 3, 2003	August 4, 2002
OPERATING ACTIVITIES:
Net loss	$(3,058)	$(10,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,607	4,773
Amortization of deferred financing cost	804	1,286
Interest expense-effective interest method	—	(509)
Change in fair value of derivative instruments	—	2,061
Early extinguishment of debt	—	4,569
Amortization of debt discounts	307	63
Provision for deferred income taxes	(2,399)	—
Loss on disposal of property and equipment	150	21
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(731)	(185)
Inventories	(1,140)	663
Prepaid expenses and other assets	(770)	(367)
Other noncurrent assets	6	(14)
Accounts payable - trade	2,682	4,551
Accrued expenses	685	384
Accrued interest	(8,913)	(234)
Other current and non-current accrued liabilities	3,097	4,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,673)	10,372

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,744)	(7,853)
Proceeds from sales of property and equipment	7	—

NET CASH USED IN INVESTING ACTIVITIES	(11,737)	(7,853)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(dollar amounts in thousands)

	For the Twenty-six Weeks Ended
	August 3, 2003	August 4, 2002
FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	47,900	47,900
Repayment of senior secured credit facility and capital lease obligations	(29,145)	(29,340)
Repayment of senior subordinated term loans	—	(210,393)
Deferred financing cost	(82)	(10,188)
Proceeds from issuance of senior notes	—	162,060
Proceeds from issuance of PCA International, Inc. senior subordinated discount notes	—	30,000
Proceeds from issuance of PCA LLC senior subordinated term loans	—	10,000
Issuance of common stock	10	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,683	39

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(160)	1

INCREASE IN CASH AND CASH EQUIVALENTS	3,113	2,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,522	2,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,635	$5,444

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants	$—	$1,607

Cancellation of warrants	$—	$(2,861)

Paid-in-kind interest capitalized	$2,679	$1,660

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except where noted)

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of PCA International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen week and twenty-six week periods ended August 3, 2003 and August 4, 2002 are not necessarily indicative of the results for the fiscal years ending February 1, 2004 and February 2, 2003, respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

Certain financial statement items have been reclassified to conform to the current period’s format.

2. STOCK OPTION PLAN

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense relating to stock options granted to employees is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price (see Note 9 to the Consolidated Financial Statements (Item 8.) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.)

As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. The Company’s net income as reported and the pro forma amounts are indicated below:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net loss attributable to common shareholders:
As reported	$(1,383)	$(8,870)	$(3,058)	$(10,690)

Proforma	$(1,393)	$(8,871)	$(3,078)	$(10,693)

3. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not affect the Company’s financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify preferred stock as a liability at fair value when it becomes manditorily redeemable. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not affect the Company’s financial position and results of operations.

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

5. COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen weeks and twenty-six weeks ended August 3, 2003 and August 4, 2002 was comprised of the following:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net loss	$(1,383)	$(8,870)	$(3,058)	$(10,690)
Foreign currency translation adjustment, net of taxes	20	20	443	(153)

Total comprehensive loss	$(1,363)	$(8,850)	$(2,615)	$(10,843)

6. DERIVATIVE: SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with a 1999 recapitalization, the Company issued an aggregate amount of $15.0 million of Series A Redeemable Convertible Preferred Stock (“Series A”) for cash proceeds of $14.9 million. On December 9, 2002, a special meeting of the shareholders of the Company was held and the shareholders approved modifications to the liquidation and redemption provisions of the Series A. Upon the filing of the restated articles of incorporation of the Company on December 20, 2002, the liquidation and redemption provisions of the Series A were modified. The Series A may now be redeemed at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events is now $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, the Company has determined that the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Upon the adoption of SFAS No. 133 in fiscal 2001, the Series A met the definition of a hybrid instrument. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock), as the host contract, and an embedded derivative consisting of the conversion option, which derives its value, in part, based on changes in the fair value of the Company’s common stock. The embedded derivative instrument was not clearly and closely related to the underlying debt instrument because the economic characteristics and risks associated with this derivative are based on equity prices. Therefore, in accordance with SFAS No. 133, the Company separated the embedded derivative instrument from the host contract based on their relative fair values and classified the embedded derivative as a component of other liabilities in the consolidated balance sheets until December 20, 2002. Changes in the fair value of the derivative were classified as a component of other expenses in the consolidated statement of operations. For the thirteen weeks and twenty-six weeks ended August 4, 2002, the mark-to-market change in the fair value resulted in other income of $5,000 and other expense of $2.1 million, respectively.

The Company had an independent valuation performed regarding the fair value of the embedded derivative prior to the change in the redemption and liquidation provisions on December 20, 2002. The fair value of the embedded derivative was determined to be $27.3 million on December 20, 2002. Given the change in the liquidation and redemption provisions of the Series A and, thus, the elimination of the need to bifurcate and separately account for the embedded derivative, the $27.3 million was reclassified into the Series A on the balance sheet. The revised carrying amount of the Series A on December 20, 2002 of $35.4 million is being accreted to the $15.0 million par value over the life of the Series A using the effective interest method. As of August 3, 2003 and February 2, 2003, the Series A carrying amount was $33.2 million and $34.9 million, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities were comprised of the following:

	August 3, 2003	February 2, 2003
Accrued taxes other than income	$2,708	$2,018
Other accrued expenses	3,954	3,558
Customer deposits	6,119	4,277

	$12,781	$9,853

8. OTHER LIABILITIES

Other liabilities were comprised of the following:

	August 3, 2003	February 2, 2003
Accrued interest	$596	$551
Long-term portion of retiree benefit obligation	1,060	1,080
Long-term portion of workers’ compensation obligations	2,304	2,160

	$3,960	$3,791

9. GOODWILL AND INTANGIBLE ASSETS

As of August 3, 2003 and February 2, 2003, the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	August 3, 2003	February 2, 2003
Unamortized intangible assets:
Goodwill	$51,609	$51,557

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Aggregate amortization expense	$—	$48	$—	$96

10. BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves permanent and traveling studios in retail stores and military bases in the United States, Canada, Mexico, Germany and the United Kingdom. The Institutional Portraiture segment serves institutional markets such as church congregations and schools.

The Company evaluates performance based on sales and Adjusted EBITDA (a non-GAAP financial measure). Adjusted EBITDA is also a significant financial covenant under the terms of the Company’s senior secured credit facility (see Note 2 to the Consolidated Financial Statements (Item 8.) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003) upon which the Company’s performance is evaluated. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in the Series A (other expense), early extinguishment of debt, interest, taxes, depreciation and amortization. Although the Company may maintain information at the segment level, certain indicators such as assets and capital expenditures are not evaluated at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful information to investors because it is used by management to evaluate the operating performance of the business and compare the Company’s operating performance with that of its competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including the mark-to-market change in the fair value of the Series A and the loss on early extinguishment of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. The Company therefore utilizes Adjusted EBITDA as a useful alternative to net income as an indicator of operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While management believes that some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations, and management, therefore, utilizes Adjusted EBITDA as an operating performance measure in conjunction with GAAP measures such as net income and gross margin.

The following table reconciles net loss to Adjusted EBITDA:

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended August 3, 2003
Net loss	$(1,099)	$(284)	$(1,383)
Reconciling items:
Depreciation and amortization	2,838	43	2,881
Income tax benefit	(1,059)	(35)	(1,094)
Interest income	(3)	—	(3)
Interest expense	7,345	314	7,659

Adjusted EBITDA	$8,022	$38	$8,060

For the thirteen weeks ended August 4, 2002
Net loss	$(7,935)	$(935)	$(8,870)
Reconciling items:
Depreciation and amortization	2,415	42	2,457
Interest income	(3)	—	(3)
Interest expense	6,738	322	7,060
Other income	(5)	—	(5)
Early extinguishment of debt	4,424	145	4,569

Adjusted EBITDA	$5,634	$(426)	$5,208

	Retail Portraiture	Institutional Portraiture	Consolidated
For the twenty-six weeks ended August 3, 2003
Net loss	$(2,383)	$(675)	$(3,058)
Reconciling items:
Depreciation and amortization	5,512	95	5,607
Income tax benefit	(2,323)	(76)	(2,399)
Interest income	(5)	—	(5)
Interest expense	14,739	594	15,333

Adjusted EBITDA	$15,540	$(62)	$15,478

For the twenty-six weeks ended August 4, 2002
Net loss	$(9,204)	$(1,486)	$(10,690)
Reconciling items:
Depreciation and amortization	4,691	82	4,773
Interest income	(5)	—	(5)
Interest expense	13,169	645	13,814
Other expense	1,943	118	2,061
Early extinguishment of debt	4,424	145	4,569

Adjusted EBITDA	$15,018	$(496)	$14,522

Business Segment Data	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended August 3, 2003
Sales	$68,351	$2,958	$71,309
Adjusted EBITDA	$8,022	$38	$8,060

For the thirteen weeks ended August 4, 2002
Sales	$58,728	$3,051	$61,779
Adjusted EBITDA	$5,634	$(426)	$5,208

For the twenty-six weeks ended August 3, 2003
Sales	$136,899	$5,966	$142,865
Adjusted EBITDA	$15,540	$(62)	$15,478

For the twenty-six weeks ended August 4, 2002
Sales	$123,277	$6,424	$129,701
Adjusted EBITDA	$15,018	$(496)	$14,522

Geographic Data as of and for the Thirteen Weeks and Twenty-Six Weeks Ended:	United States	Canada	Mexico	Other Foreign	Consolidated
August 3, 2003
Sales for the Thirteen Weeks Ended	$64,878	$4,201	$2,088	$142	$71,309
Sales for the Twenty-Six Weeks Ended	130,977	7,613	4,043	232	142,865
Long-lived assets	105,452	5,863	3,181	1,439	115,935

August 4, 2002
Sales for the Thirteen Weeks Ended	$56,688	$3,427	$1,664	$—	$61,779
Sales for the Twenty-Six Weeks Ended	119,886	6,627	3,188	—	129,701
Long-lived assets	97,842	4,913	2,760	30	105,545

11. GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

On June 27, 2002, PCA LLC (the “Issuer”) and PCA Finance Corp. (the “Co-issuer”) issued an aggregate amount of $165 million of 11.875% senior notes due 2009 (the “Senior Notes”) at an offering price of 98.218%. Payment of the Senior Notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries (other than the Co-issuer).

The Company has determined that separate and complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following information sets forth condensed consolidated financial statements of the guarantor and non-guarantor companies (see Note 2 to the Consolidated Financial Statements (Item 8.) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

August 3, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$5,433	$202	$—	$5,635
Accounts receivable	—	2,209	245	—	2,454
Inventories	—	11,638	44	—	11,682
Deferred income taxes	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	3,147	594	—	3,741

Total current assets	—	26,730	1,085	—	27,815
Investments and intercompany receivables	(94,821)	(45,876)	(5,806)	146,503	—
Property and equipment, net	—	59,693	4,600	—	64,293
Goodwill, intangible and other assets, net	—	51,622	20	—	51,642
Deferred financing costs, net	—	9,301	—	—	9,301
Deferred income taxes, noncurrent	—	13,426	—	—	13,426

Total assets	$(94,821)	$114,896	$(101)	$146,503	$166,477

Liabilities and shareholders’ deficiency:
Short-term borrowings	$—	$17,600	$—	$—	17,600
Current portion of long-term debt	—	100	—	—	100
Accounts payable - trade	—	29,095	214	—	29,309
Accrued insurance	—	4,092	—	—	4,092
Accrued income taxes	—	452	—	—	452
Accrued compensation	—	5,314	22	—	5,336
Accrued interest	—	492	—	—	492
Other accrued liabilities	—	12,714	67	—	12,781

Total current liabilities	—	69,859	303	—	70,162
Long-term debt, less current portion	34,112	187,176	—	—	221,288
Other liabilities	—	3,960	—	—	3,960
Series A redeemable convertible preferred stock	33,183	—	—	—	33,183
Total shareholders’ deficiency	(162,116)	(146,099)	(404)	146,503	(162,116)

Total liabilities and shareholders’ deficiency	$(94,821)	$114,896	$(101)	$146,503	$166,477

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 2, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$2,312	$210	$—	$2,522
Accounts receivable	—	1,472	251	—	1,723
Inventories	—	10,493	49	—	10,542
Deferred income taxes	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	2,356	615	—	2,971

Total current assets	—	20,936	1,125	—	22,061
Investments and intercompany receivables	(94,970)	(46,735)	(3,619)	145,324	—
Property and equipment, net	—	54,044	3,718	—	57,762
Goodwill, intangible and other assets, net	—	51,570	26	—	51,596
Deferred financing costs, net	—	10,023	—	—	10,023
Deferred income taxes, noncurrent	—	11,027	—	—	11,027

Total assets	$(94,970)	$100,865	$1,250	$145,324	$152,469

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$—	$94	$—	$—	$94
Accounts payable - trade	—	26,467	160	—	26,627
Accrued insurance	—	3,960	—	—	3,960
Accrued income taxes	—	495	—	—	495
Accrued compensation	—	4,697	43	—	4,740
Accrued interest	—	12,084	—	—	12,084
Other accrued liabilities	—	9,776	77	—	9,853

Total current liabilities	—	57,573	280	—	57,853
Long-term debt, less current portion	31,358	185,795	—	—	217,153
Other liabilities	—	3,791	—	—	3,791
Series A redeemable convertible preferred stock	34,924	—	—	—	34,924
Total shareholders’ equity (deficiency)	(161,252)	(146,294)	970	145,324	(161,252)

Total liabilities and shareholders’ equity (deficiency)	$(94,970)	$100,865	$1,250	$145,324	$152,469

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended August 3, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$69,079	$2,230	$—	$71,309
Cost of sales	—	53,022	2,262	—	55,284

Gross profit	—	16,057	(32)	—	16,025
General and administrative	—	10,534	312	—	10,846

Income (loss) from operations	—	5,523	(344)	—	5,179
Interest income	—	2	1	—	3
Interest expense	(1,408)	(6,251)	—	—	(7,659)
Investment income (loss) in equity of wholly-owned subsidiary	25	(343)	—	318	—

Loss before income taxes	(1,383)	(1,069)	(343)	318	(2,477)
Income tax benefit	—	1,094	—	—	1,094

Net income (loss)	$(1,383)	$25	$(343)	$318	$(1,383)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended August 4, 2002

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$60,115	$1,664	$—	$61,779
Cost of sales	—	47,332	1,433	—	48,765

Gross profit	—	12,783	231	—	13,014
General and administrative	—	9,838	377	—	10,215
Amortization of intangibles	—	48	—	—	48

Income (loss) from operations	—	2,897	(146)	—	2,751
Interest income	—	3	—	—	3
Interest expense	(535)	(6,524)	(1)	—	(7,060)
Other income	5	—	—	—	5
Early extinguishment of debt	—	(4,569)	—	—	(4,569)
Investment loss in equity of wholly-owned subsidiary	(8,340)	(147)	—	8,487	—

Net loss	$(8,870)	$(8,340)	$(147)	$8,487	$(8,870)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twenty-Six Weeks Ended August 3, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$138,590	$4,275	$—	$142,865
Cost of sales	—	106,226	4,420	—	110,646

Gross profit	—	32,364	(145)	—	32,219
General and administrative	—	21,939	409	—	22,348

Income (loss) from operations	—	10,425	(554)	—	9,871
Interest income	—	4	1	—	5
Interest expense	(2,800)	(12,533)	—	—	(15,333)
Investment loss in equity of wholly-owned subsidiary	(258)	(553)	—	811	—

Loss before income taxes	(3,058)	(2,657)	(553)	811	(5,457)
Income tax benefit	—	2,399	—	—	2,399

Net loss	$(3,058)	$(258)	$(553)	$811	$(3,058)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twenty-Six Weeks Ended August 4, 2002

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$126,513	$3,188	$—	$129,701
Cost of sales	—	96,877	2,825	—	99,702

Gross profit	—	29,636	363	—	29,999
General and administrative	—	19,486	668	—	20,154
Amortization of intangibles	—	96	—	—	96

Income (loss) from operations	—	10,054	(305)	—	9,749
Interest income	—	5	—	—	5
Interest expense	(535)	(13,277)	(2)	—	(13,814)
Other expense	(2,061)	—	—	—	(2,061)
Early extinguishment of debt	—	(4,569)	—	—	(4,569)
Investment loss in equity of wholly-owned subsidiary	(8,094)	(307)	—	8,401	—

Net loss	$(10,690)	$(8,094)	$(307)	$8,401	$(10,690)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended August 3, 2003 Compared With Thirteen Weeks Ended August 4, 2002.

Sales for the thirteen weeks ended August 3, 2003 (“Q2 2003”) increased 15.4% to $71.3 million from $61.8 million for the thirteen weeks ended August 4, 2002 (“Q2 2002”). The sales increase in Q2 2003 was attributable to the growth of our Wal-Mart business, increasing 16.3% to $67.7 million from $58.2 million in Q2 2002. The increase was the result of sales from newly opened studios of $5.7 million and same-studio sales growth of 8.9%, or $4.5 million. In total, we ended Q2 2003 with 2,092 permanent studios, representing an increase of 219 studios as compared to the end of Q2 2002.

Gross profit increased 23.1% to $16.0 million in Q2 2003 from $13.0 million in Q2 2002. Gross profit as a percentage of sales increased to 22.5% in Q2 2003 from 21.1% in Q2 2002. The improvement in gross profit margin was principally due to the increased volume related to the timing of the delivery of portraits for the Easter holiday. Because of our policy to recognize sales and related cost of sales only upon the delivery of portraits to customers and Easter occurring late in the thirteen week period ended May 4, 2003 (“Q1 2003”), a substantial portion of Easter week portrait sales and cost of sales was recognized in Q2 2003. In fiscal 2002, portrait delivery for the peak Easter volume was substantially completed in the thirteen week period ended May 5, 2002 (“Q1 2002”).

General and administrative expenses increased 6.2% in Q2 2003 to $10.8 million from $10.2 million in Q2 2002. General and administrative expenses as a percentage of sales were 15.2% and 16.5% for Q2 2003 and Q2 2002, respectively. This increase of $0.6 million is a result of an increase in workers’ compensation, life and health insurance, professional services and payroll cost of living adjustments for field, manufacturing and corporate personnel.

Operating income increased 88.3% in Q2 2003 to $5.2 million from $2.8 million in Q2 2002. Operating income as a percentage of sales increased to 7.3% in Q2 2003 from 4.5% in Q2 2002. These changes reflect the net effect of changes in gross profit and general and administrative expenses as described above.

Net interest expense increased 8.5% in Q2 2003 to $7.7 million from $7.1 million in Q2 2002 as a result of increased borrowings under our credit facility to help finance the expansion of our business (e.g., capital expenditures for new permanent studios) and the increase in the weighted averaged interest rate of our debt.

Other income was $0 in Q2 2003 as compared to $5,000 in Q2 2002. Other income in Q2 2002 represented the mark-to-market adjustment for the derivative in our Series A Redeemable Convertible Preferred Stock (“Series A”), which met the criteria of an embedded derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which we adopted in fiscal 2001. The embedded derivative value was computed based on several factors including the underlying value of our common stock at the time of computation. On December 9, 2002, our shareholders approved modifications to the terms of our Series A and the modifications became effective upon the filing of restated articles of incorporation on December 20, 2002. We determined, based on these modified terms, the embedded derivative no longer meets the requirements for bifurcation and separate accounting. Therefore, no mark-to-market adjustment was made in Q2 2003. (See Note 6 “Derivative: Series A Redeemable Convertible Preferred Stock” in the Notes to Consolidated Financial Statements located in “Item 1. Financial Statements” of “Part I. Financial Information.”)

In Q2 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a charge for early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Income tax benefit for Q2 2003 was $1.1 million. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because, based on the weight of available evidence (operating performance, debt structure, forecasted earnings, etc.) at that time, it was not likely such assets would ultimately be realized. In fiscal 2002, we determined, based on the weight of available evidence, it is now more likely than not that such assets will ultimately be realized, with the exception of assets generated by operations in Argentina discontinued in fiscal 2000. Therefore, the valuation allowance on deferred tax assets was reduced to $77,000 in fiscal 2002. Because we anticipate taxable income for fiscal 2003, we recognized an income tax benefit in Q2 2003 based on our anticipated effective income tax rate for fiscal 2003.

Net loss decreased to $1.4 million in Q2 2003 from $8.9 million in Q2 2002. The decrease in net loss is a result of the net effect of changes in operating income, net interest expense, other income, early extinguishment of debt and income tax benefit as described above.

Twenty-Six Weeks Ended August 3, 2003 Compared With Twenty-Six Weeks Ended August 4, 2002.

        Sales for the twenty-six weeks ended August 3, 2003 (“first half of 2003”) increased 10.1% to $142.9 million from $129.7 million for the twenty-six weeks ended August 4, 2002 (“first half of 2002”). The sales increase in the first half of 2003 was attributable to the growth of our Wal-Mart business, increasing 11.0% to $135.7 million from $122.3 million in the first half of 2002. The increase in the first half of 2003 was the result of sales from newly opened permanent studios of $11.5 million and same studio sales growth of 2.8%, or $3.0 million. In total, we ended the first half of 2003 with 2,092 permanent studios, representing an increase of 219 studios as compared to the end of the first half of 2002.

Gross profit increased 7.4% to $32.2 million in the first half of 2003 from $30.0 million in the first half of 2002. Gross profit as a percentage of sales decreased to 22.6% in the first half of 2003 from 23.1% in the first half of 2002. The decline in gross margin was principally due to a change in product mix reflecting favorable customer acceptance of our expanded digital and canvas product offerings, which carry a lower margin.

General and administrative expenses increased 10.9% in the first half of 2003 to $22.3 million from $20.2 million in the first half of 2002. General and administrative expenses as a percentage of sales were 15.6% and 15.5% for the first half of 2003 and the first half of 2002, respectively. This increase of $2.2 million is a result of an increase in workers’ compensation, life and health insurance, professional services, and payroll cost of living adjustments for field, manufacturing and corporate personnel.

Operating income increased 1.3% in the first half of 2003 to $9.9 million from $9.7 million in the first half of 2002. Operating income as a percentage of sales decreased to 6.9% in the first half of 2003 from 7.5% in the first half of 2002. These changes reflect the net effect of changes in gross profit and general and administrative expenses as described above.

Net interest expense increased 11.0% in the first half of 2003 to $15.3 million from $13.8 million in the first half of 2002 as a result of increased borrowings under our credit facility to help finance the expansion of our business and the increase in the weighted averaged interest rate of our debt.

Other expense was $0 in the first half of 2003 as compared to $2.1 million in the first half of 2002. Other expense in the first half of 2002 represented the mark-to-market adjustment for the derivative in our Series A, which met the criteria of an embedded derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which we adopted in fiscal 2001. The embedded derivative value was computed based on several factors including the underlying value of our common stock at the time of computation. On December 9, 2002, our shareholders approved modifications to the terms of our Series A and it became effective upon the filing of restated articles of incorporation on December 20, 2002. We determined, based on these modified terms, the embedded derivative no longer meets the requirements for bifurcation and separate accounting. Therefore, no mark-to-market adjustment was made in the first half of 2003.

In the first half of 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a charge for early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Income tax benefit for the first half of 2003 was $2.4 million. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because, based on the weight of available evidence (operating performance, debt structure, forecasted earnings, etc.) at that time, it was not likely such assets would ultimately be realized. In fiscal 2002, we determined, based on the weight of available evidence, it is now more likely than not that such assets will ultimately be realized, with the exception of assets generated by operations in Argentina discontinued in fiscal 2000. Therefore, the valuation allowance on deferred tax assets was reduced to $77,000 in fiscal 2002. Because we anticipate taxable income for fiscal 2003, we recognized an income tax benefit in the first half of 2003 based on our anticipated effective income tax rate for fiscal 2003.

Net loss decreased to $3.1 million in the first half of 2003 from $10.7 million in the first half of 2002. The decrease in net loss is a result of the net effect of changes in operating income, net interest expense, other income, early extinguishment of debt and income tax benefit as described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During the first half of 2003, we used $11.7 million in cash on capital expenditures as compared to $7.9 million during the first half of 2002. Our working capital deficit remained relatively constant at $42.3 million at the end of Q2 2003 as compared to $40.9 million at the end of Q2 2002.

Due to the seasonality of our operations, cash is generally consumed during the first three fiscal quarters and generated during the remaining fourth fiscal quarter. During the Christmas season, which falls in our fiscal fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

        On June 27, 2002, we issued an aggregate amount of $165 million 11.875% senior notes due 2009 through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. PCA LLC also entered into a senior secured credit facility on June 27, 2002, which allows it to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of August 3, 2003, $32.6 million was outstanding in revolving loans in addition to $14.5 million in letters of credit. As of August 3, 2003, we had additional credit availability of $2.9 million. As of August 3, 2003, the weighted average interest rate on our senior secured credit facility was 4.71%. The senior secured credit facility is guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. Also on June 27, 2002, PCA LLC issued $10.0 million of 13.75% senior subordinated notes due June 27, 2010. These notes are subordinated to the senior secured credit facility and the 11.875% senior notes and are guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. Also on June 27, 2002, PCA International, Inc. issued $30.0 million of 16.50% senior subordinated discount notes due June 27, 2010. These notes are subordinated to PCA International, Inc.’s guarantee of the senior secured credit facility and the 11.875% senior notes. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. Each of these individual debt instruments contain covenants with which we were in compliance as of August 3, 2003.

Capital Expenditures. Capital expenditures were $11.7 million in the first half of 2003 as compared to $7.9 million in the first half of 2002. Capital expenditures were principally for equipment and studio improvements in new permanent studios, as well as for expenditures for the upgrade of certain equipment in existing permanent studios. Capital expenditures were financed from borrowings under our senior secured credit facility. The most significant capital expenditures contemplated over the next five years will be for new studio openings.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $3.7 million in the first half of 2003 as compared to net cash provided by operating activities of $10.4 million in the first half of 2002. The decrease in cash provided by operating activities of $14.0 million between the first half of 2003 and the first half of 2002 was primarily due to the $13.9 million decrease in net cash provided by changes in operating assets and liabilities, the most significant changes being the timing of our accrued interest payments (our senior notes interest payment was made on August 1, 2003); the effect of changes in accounts payable, inventories and other accrued liabilities of $1.9 million, $1.8 million and $0.9 million, respectively; and the $7.6 million decrease in net loss offset primarily by $4.6 million from the early extinguishment of debt in 2002, $2.4 million from the income tax benefit in 2003, and $2.1 million from the change in the value of the embedded derivative in our Series A in 2002.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $11.7 million in the first half of 2003 from $7.9 million in the first half of 2002. The reason for this increase is the capital expenditure requirements related to the acceleration of our expansion in the Wal-Mart host environment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $18.7 million in the first half of 2003 as compared to $39,000 in the first half of 2002. Financing activities in the first half of 2003 primarily related to the ordinary borrowings and repayments under our senior secured credit facility.

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

In December 2002, our shareholders approved modifications to the liquidation and redemption provisions of the Series A. The redemption of the Series A is now at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events is now $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share of the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, we have determined the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting. Therefore, in the first half of 2002 we recognized other expense of $2.1 million for the mark-to-market adjustment related to the fair value of the embedded derivative, while we recognized no expense in the first half of 2003.

Recent Developments

We opened 43 studios in the thirteen weeks ended August 3, 2003, which was comprised of 35 studios in the U.S., 3 in Mexico, 4 in Germany, and 1 in the U.K. We opened 91 studios in the twenty-six weeks ended August 3, 2003, which was comprised of 78 studios in the U.S., 5 in Mexico, 6 in Germany, and 2 in the U.K. Costs of opening these studios were charged to operations as incurred.

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

Factors that may cause actual results to differ from expected results include, among others

•	Risks associated with substantial indebtedness, leverage, debt service and liquidity;

•	Risks associated with our relationship with Wal-Mart, our principal business relationship;

•	Performance of our new stores and their future operating results;

•	Risks of competition from, including, but not limited to, companies currently operating in other photography markets;

•	Risks associated with the domestic professional portrait photography industry; and

•	Other risks and uncertainties affecting PCA International, Inc. and its subsidiaries referred to in this Form 10-Q (see especially “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of August 3, 2003, we have not entered into any interest rate hedging agreements. In addition, a 1.0% change in the interest rate on our senior secured credit facility would have a $0.3 million annualized effect on our financial position and results of operations based on the outstanding balance on our senior secured credit facility as of August 3, 2003.

We conduct business in foreign currencies in Canada, Mexico, Germany and the United Kingdom. A 10% change in the value of all foreign currencies would not have a material effect on our financial position, liquidity or results of operations.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation that the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Part II. Other Information

Item 5. Other Information

The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15d of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis. Accordingly, it is not an “issuer” as defined in Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

(b) Reports on Form 8-K:

No reports were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCA International, Inc.
(Registrant)

By:	/s/ Barry J. Feld
Barry J. Feld
President, Chief Executive Officer, and Chairman of the Board

By:	/s/ Don Norsworthy
Don Norsworthy
Executive Vice President, Chief Financial Officer and Treasurer

Dated:	September 17, 2003