Form 10-Q
period 2003-11-02
PCA INTERNATIONAL INC
filed 2003-12-17
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2003

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

As of December 17, 2003, there were 2,294,352 shares of the registrant’s common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

	November 2, 2003	February 2, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,774	$2,522
Accounts receivable	3,253	1,723
Inventories	13,806	10,542
Deferred income taxes	4,303	4,303
Prepaid expenses and other assets	4,159	2,971

Total current assets	31,295	22,061
PROPERTY AND EQUIPMENT:
Land and improvements	2,305	2,305
Buildings and improvements	12,880	12,698
Photographic, sales and finishing equipment	134,522	123,530
Studio improvements	22,610	19,457
Construction in progress	3,185	1,143

Total	175,502	159,133
Less accumulated depreciation and amortization	109,046	101,371

Property and equipment, net	66,456	57,762
GOODWILL	51,648	51,557
DEFERRED FINANCING COSTS, NET	8,884	10,023
DEFERRED INCOME TAXES, NONCURRENT	18,140	11,027
OTHER ASSETS	31	39

TOTAL ASSETS	$176,454	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(dollar amounts in thousands)

	November 2, 2003	February 2, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Short-term borrowings	$16,900	$—
Current portion of long-term debt	76	94
Accounts payable-trade	29,502	26,627
Accrued insurance	5,720	3,960
Accrued income taxes	422	495
Accrued compensation	5,934	4,740
Accrued interest	5,793	12,084
Other accrued liabilities	15,527	9,853

Total current liabilities	79,874	57,853
LONG-TERM DEBT	221,441	217,153
OTHER LIABILITIES	5,541	3,791

TOTAL LIABILITIES	306,856	278,797
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares)	32,346	34,924
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; issued and outstanding—August 3, 2003—2,294,352 shares; February 2, 2003—2,293,152)	459	458
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and oustanding—306,610)	2,947	2,947
Additional paid-in capital	2,870	2,861
Deficit	(169,707)	(167,741)
Accumulated other comprehensive income (loss)	41	(419)

Total shareholders’ deficiency	(162,748)	(161,252)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$176,454	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
SALES	$73,418	$68,264	$216,283	$197,965
COST OF SALES	60,038	54,895	170,684	154,597

GROSS PROFIT	13,380	13,369	45,599	43,368
GENERAL AND ADMINISTRATIVE	11,725	9,763	34,073	29,917
AMORTIZATION OF INTANGIBLES	—	48	—	144

INCOME FROM OPERATIONS	1,655	3,558	11,526	13,307
INTEREST INCOME	2	6	7	11
INTEREST EXPENSE	(7,857)	(7,658)	(23,190)	(21,472)
OTHER EXPENSE	—	(92)	—	(2,153)
EARLY EXTINGUISHMENT OF DEBT	—	—	—	(4,569)

LOSS BEFORE INCOME TAXES	(6,200)	(4,186)	(11,657)	(14,876)
INCOME TAX BENEFIT	4,714	—	7,113	—

NET LOSS	$(1,486)	$(4,186)	$(4,544)	$(14,876)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

	For the Thirty-nine Weeks Ended
	November 2, 2003	November 3, 2002
OPERATING ACTIVITIES:
Net loss	$(4,544)	$(14,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,299	7,156
Amortization of deferred financing cost	1,223	1,689
Interest expense-effective interest method	—	(509)
Change in fair value of derivative instruments	—	2,153
Early extinguishment of debt	—	4,569
Amortization of debt discounts	460	219
Deferred income tax benefit	(7,113)	—
Loss on disposal of property and equipment	380	36
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(1,530)	(1,090)
Inventories	(3,264)	(1,773)
Prepaid expenses and other assets	(1,188)	(1,284)
Other noncurrent assets	8	(21)
Accounts payable – trade	2,875	4,342
Accrued expenses	2,881	980
Accrued interest	(3,612)	5,074
Other current and non-current accrued liabilities	7,424	7,690

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,299	14,355

INVESTING ACTIVITIES:
Purchase of property and equipment	(16,581)	(13,213)
Proceeds from sales of property and equipment	7	—

NET CASH USED IN INVESTING ACTIVITIES	(16,574)	(13,213)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(dollar amounts in thousands)

	For the Thirty-nine Weeks Ended
	November 2, 2003	November 3, 2002
FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	65,700	62,200
Repayment of senior secured credit facility and capital lease obligations	(47,669)	(41,962)
Repayment of senior subordinated term loans	—	(210,393)
Deferred financing cost	(84)	(10,635)
Proceeds from issuance of senior notes	—	162,060
Proceeds from issuance of PCA International, Inc. senior subordinated discount notes	—	30,000
Proceeds from issuance of PCA LLC senior subordinated term loans	—	10,000
Issuance of common stock	10	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,957	1,270

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(430)	(37)

INCREASE IN CASH AND CASH EQUIVALENTS	3,252	2,375
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,522	2,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,774	$5,260

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants	$—	$1,607

Cancellation of warrants	$—	$(2,861)

Paid-in-kind interest capitalized	$2,679	$1,660

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except where noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of PCA International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen week and thirty-nine week periods ended November 2, 2003 and November 3, 2002 are not necessarily indicative of the results for the fiscal years ending February 1, 2004 and February 2, 2003, respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

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

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net loss attributable to common shareholders:
As reported	$(1,486)	$(4,186)	$(4,544)	$(14,876)

Proforma	$(1,497)	$(4,188)	$(4,575)	$(14,881)

3.	IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

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

Sales of portrait photography and ancillary portrait photography products are highly seasonal, with the fall/winter holiday season accounting for a high percentage of sales and operating income. The Company’s fiscal fourth quarter (generally, late October/early November through late January/early February) typically produces a large percentage of annual sales and operating income. The Company’s first fiscal quarter and second fiscal quarter results may be affected by the timing of the Easter holiday.

5.	COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen weeks and thirty-nine weeks ended November 2, 2003 and November 3, 2002 was comprised of the following:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net loss	$(1,486)	$(4,186)	$(4,544)	$(14,876)
Foreign currency translation adjustment, net of taxes	17	(49)	460	(202)

Total comprehensive loss	$(1,469)	$(4,235)	$(4,084)	$(15,078)

6.	DERIVATIVE: SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the Company’s recapitalization in 1999, the Company issued an aggregate amount of $15.0 million of Series A Redeemable Convertible Preferred Stock (the “Series A”) for cash proceeds of approximately $14.9 million. On December 9, 2002, a special meeting of the shareholders of the Company was held and the shareholders approved certain modifications to the liquidation and redemption provisions of the Series A. Upon the filing of the Restated Articles of Incorporation of the Company on December 20, 2002, the liquidation and redemption provisions of the Series A were modified. The Series A may now be redeemed at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events is now $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of these changes, the Company has determined that the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Upon the adoption of SFAS No. 133 in fiscal 2001, the Series A met the definition of a hybrid instrument. The hybrid instrument was comprised of (i) a debt instrument (mandatorily redeemable preferred stock), as the host contract, and (ii) an embedded derivative consisting of the conversion option, which derives its value, in part, based upon changes in the fair value of the Company’s common stock. The embedded derivative instrument was not clearly and closely related to the underlying debt instrument because the economic characteristics and risks associated with the embedded derivative are based on equity prices. Therefore, in accordance with SFAS No. 133, the Company separated the embedded derivative instrument from the host contract based on their relative fair values and classified the embedded derivative as a component of other liabilities in the consolidated balance sheets until December 20, 2002. Changes in the fair value of the embedded derivative were classified as a component of other expenses in the consolidated statement of operations. For the thirteen weeks and thirty-nine weeks ended November 3, 2002, the mark-to-market change in the fair value of the embedded derivative resulted in other expense of $92,000 and $2.2 million, respectively.

The Company had an independent valuation performed regarding the fair value of the embedded derivative prior to the change in the redemption and liquidation provisions of the Series A on December 20, 2002. The fair value of the embedded derivative was determined to be $27.3 million on December 20, 2002. Given the change in the liquidation and redemption provisions of the Series A and, thus, the elimination of the need to bifurcate and separately account for the embedded derivative, the $27.3 million was reclassified into the Series A on the balance sheet. The revised carrying amount of the Series A on December 20, 2002 of $35.4 million is being accreted to the $15.0 million par value over the life of the Series A using the effective interest method. As of November 2, 2003 and February 2, 2003, the Series A carrying amount was $32.3 million and $34.9 million, respectively.

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities were comprised of the following:

	November 2, 2003	February 2, 2003
Accrued taxes other than income	$2,971	$2,018
Other accrued expenses	4,358	3,558
Customer deposits	8,198	4,277

	$15,527	$9,853

8.	OTHER LIABILITIES

Other liabilities were comprised of the following:

	November 2, 2003	February 2, 2003
Accrued interest	$2,062	$551
Long-term portion of retiree benefit obligation	1,053	1,080
Long-term portion of workers’ compensation obligations	2,426	2,160

	$5,541	$3,791

9.	GOODWILL AND INTANGIBLE ASSETS

As of November 2, 2003 and February 2, 2003, the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	November 2, 2003	February 2, 2003
Unamortized intangible assets:
Goodwill	$51,648	$51,557

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Aggregate amortization expense	$—	$48	$—	$144

10.	BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves permanent and traveling studios in retail stores and military bases in the United States, Canada, Mexico, Germany and the United Kingdom. The Institutional Portraiture segment serves institutional markets such as church congregations, schools and special events photography.

The Company evaluates performance based on sales and Adjusted EBITDA (a non-GAAP financial measure). Adjusted EBITDA is also a significant financial covenant under the terms of the Company’s senior secured credit facility (see Note 2 to the Consolidated Financial Statements (Item 8) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003) upon which the Company’s performance is evaluated. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in the Series A (other expense), early extinguishments of debt, interest, taxes, depreciation and amortization. Although the Company may maintain information at the segment level, certain indicators such as assets and capital expenditures are not evaluated at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003.

Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors because it is used by management to evaluate the operating performance of the Company and compare the Company’s operating performance with that of its competitors. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including the mark-to-market change in the fair value of the Series A and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. The Company therefore utilizes Adjusted EBITDA as a useful alternative to net income as an indicator of operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While management believes that some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income and/or gross margin.

The following table reconciles net loss to Adjusted EBITDA:

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended November 2, 2003
Net income (loss)	$(1,643)	$157	$(1,486)
Reconciling items:
Depreciation and amortization	2,648	44	2,692
Income tax benefit	(4,488)	(226)	(4,714)
Interest income	(2)	—	(2)
Interest expense	7,468	389	7,857

Adjusted EBITDA	$3,983	$364	$4,347

For the thirteen weeks ended November 3, 2002
Net loss	$(3,710)	$(476)	$(4,186)
Reconciling items:
Depreciation and amortization	2,327	56	2,383
Interest income	(6)	—	(6)
Interest expense	7,148	510	7,658
Other expense	86	6	92
Early extinguishment of debt	—	—	—

Adjusted EBITDA	$5,845	$96	$5,941

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirty-nine weeks ended November 2, 2003
Net loss	$(4,026)	$(518)	$(4,544)
Reconciling items:
Depreciation and amortization	8,160	139	8,299
Income tax benefit	(6,811)	(302)	(7,113)
Interest income	(7)	—	(7)
Interest expense	22,207	983	23,190

Adjusted EBITDA	$19,523	$302	$19,825

For the thirty-nine weeks ended November 3, 2002
Net loss	$(12,914)	$(1,962)	$(14,876)
Reconciling items:
Depreciation and amortization	7,018	138	7,156
Interest income	(11)	—	(11)
Interest expense	20,317	1,155	21,472
Other expense	2,029	124	2,153
Early extinguishment of debt	4,424	145	4,569

Adjusted EBITDA	$20,863	$(400)	$20,463

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended November 2, 2003
Sales	$69,569	$3,849	$73,418
Adjusted EBITDA	$3,983	$364	$4,347

For the thirteen weeks ended November 3, 2002
Sales	$63,303	$4,961	$68,264
Adjusted EBITDA	$5,845	$96	$5,941

For the thirty-nine weeks ended November 2, 2003
Sales	$206,468	$9,815	$216,283
Adjusted EBITDA	$19,523	$302	$19,825

For the thirty-nine weeks ended November 3, 2002
Sales	$186,580	$11,385	$197,965
Adjusted EBITDA	$20,863	$(400)	$20,463

Geographic Data as of and for the Thirteen Weeks and Thirty-nine Weeks Ended:

	United States	Canada	Mexico	Other Foreign	Consolidated
November 2, 2003
Sales for the Thirteen Weeks Ended	$66,361	$4,834	$1,991	$232	$73,418
Sales for the Thirty-nine Weeks Ended	197,338	12,447	6,034	464	216,283
Long-lived assets	106,816	6,416	3,277	1,626	118,135

November 3, 2002
Sales for the Thirteen Weeks Ended	$62,464	$4,111	$1,670	$19	$68,264
Sales for the Thirty-nine Weeks Ended	182,350	10,738	4,858	19	197,965
Long-lived assets	100,225	5,186	2,960	133	108,504

11.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

On June 27, 2002, PCA LLC (the “Issuer”) and PCA Finance Corp. (the “Co-issuer”) issued an aggregate amount of $165 million of 11.875% senior notes due 2009 (the “Senior Notes”), at an offering price of 98.218%. Payment of the Senior Notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries (other than the Co-issuer).

The Company has determined that separate and complete financial statements of the guarantor entities would not be material to users of the financial statements; therefore, the following information sets forth condensed consolidated financial statements of the guarantor and non-guarantor companies (see Note 2 to the Consolidated Financial Statements (Item 8) in the Annual Report on Form 10-K for the fiscal year ended February 2, 2003).

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

November 2, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$5,473	$301	$—	$5,774
Accounts receivable	—	3,024	229	—	3,253
Inventories	—	13,744	62	—	13,806
Deferred income taxes	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	3,587	572	—	4,159

Total current assets	—	30,131	1,164	—	31,295
Investments and intercompany receivables	(96,252)	(44,002)	(6,941)	147,195	—
Property and equipment, net	—	61,572	4,884	—	66,456
Goodwill, intangible and other assets, net	—	51,660	19	—	51,679
Deferred financing costs, net	—	8,884	—	—	8,884
Deferred income taxes, noncurrent	—	18,140	—	—	18,140

Total assets	$(96,252)	$126,385	$(874)	$147,195	$176,454

Liabilities and shareholders’ deficiency:
Short-term borrowings	$—	$16,900	$—	$—	16,900
Current portion of long-term debt	—	76	—	—	76
Accounts payable - trade	—	29,338	164	—	29,502
Accrued insurance	—	5,720	—	—	5,720
Accrued income taxes	—	422	—	—	422
Accrued compensation	—	5,872	62	—	5,934
Accrued interest	—	5,793	—	—	5,793
Other accrued liabilities	—	15,496	31	—	15,527

Total current liabilities	—	79,617	257	—	79,874
Long-term debt, less current portion	34,150	187,291	—	—	221,441
Other liabilities	—	5,541	—	—	5,541
Series A redeemable convertible preferred stock	32,346	—	—	—	32,346
Total shareholders’ deficiency	(162,748)	(146,064)	(1,131)	147,195	(162,748)

Total liabilities and shareholders’ deficiency	$(96,252)	$126,385	$(874)	$147,195	$176,454

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

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended November 2, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$71,195	$2,223	$—	$73,418
Cost of sales	—	57,534	2,504	—	60,038

Gross profit	—	13,661	(281)	—	13,380
General and administrative	—	11,324	401	—	11,725

Income (loss) from operations	—	2,337	(682)	—	1,655
Interest income	—	2	—	—	2
Interest expense	(1,504)	(6,353)	—	—	(7,857)
Investment income (loss) in equity of wholly-owned subsidiary	18	(682)	—	664	—

Loss before income taxes	(1,486)	(4,696)	(682)	664	(6,200)
Income tax benefit	—	4,714	—	—	4,714

Net income (loss)	$(1,486)	$18	$(682)	$664	$(1,486)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended November 3, 2002

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$66,575	$1,689	$—	$68,264
Cost of sales	—	53,285	1,610	—	54,895

Gross profit	—	13,290	79	—	13,369
General and administrative	—	9,421	342	—	9,763
Amortization of intangibles	—	48	—	—	48

Income (loss) from operations	—	3,821	(263)	—	3,558
Interest income	—	6	—	—	6
Interest expense	(1,289)	(6,369)	—	—	(7,658)
Other income	(92)	—	—	—	(92)
Early extinguishment of debt	—	—	—	—	—
Investment loss in equity of wholly-owned subsidiary	(2,805)	(263)	—	3,068	—

Net loss	$(4,186)	$(2,805)	$(263)	$3,068	$(4,186)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirty-nine Weeks Ended November 2, 2003

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$209,785	$6,498	$—	$216,283
Cost of sales	—	163,760	6,924	—	170,684

Gross profit	—	46,025	(426)	—	45,599
General and administrative	—	33,263	810	—	34,073

Income (loss) from operations	—	12,762	(1,236)	—	11,526
Interest income	—	6	1	—	7
Interest expense	(4,304)	(18,886)	—	—	(23,190)
Investment loss in equity of wholly-owned subsidiary	(240)	(1,235)	—	1,475	—

Loss before income taxes	(4,544)	(7,353)	(1,235)	1,475	(11,657)
Income tax benefit	—	7,113	—	—	7,113

Net loss	$(4,544)	$(240)	$(1,235)	$1,475	$(4,544)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirty-nine Weeks Ended November 3, 2002

(Unaudited)

	Parent/ Guarantor	Issuer and Guarantor Subsidiary Entities	Non-guarantor Entities	Eliminations	Total
Sales	$—	$193,088	$4,877	$—	$197,965
Cost of sales	—	150,162	4,435	—	154,597

Gross profit	—	42,926	442	—	43,368
General and administrative	—	28,907	1,010	—	29,917
Amortization of intangibles	—	144	—	—	144

Income (loss) from operations	—	13,875	(568)	—	13,307
Interest income	—	11	—	—	11
Interest expense	(1,824)	(19,646)	(2)	—	(21,472)
Other expense	(2,153)	—	—	—	(2,153)
Early extinguishment of debt	—	(4,569)	—	—	(4,569)
Investment loss in equity of wholly-owned subsidiary	(10,899)	(570)	—	11,469	—

Net loss	$(14,876)	$(10,899)	$(570)	$11,469	$(14,876)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended November 2, 2003 Compared With Thirteen Weeks Ended November 3, 2002.

Sales for the thirteen weeks ended November 2, 2003 (“Q3 2003”) increased 7.6% to $73.4 million from $68.3 million for the thirteen weeks ended November 3, 2002 (“Q3 2002”). The sales increase is primarily due to a $6.2 million increase in our Wal-Mart business offset by a $1.1 million decrease in our institutional segment. The Wal-Mart sales increase of 9.9% to $68.9 million in Q3 2003 from $62.7 million in Q3 2002 was the result of sales from newly opened studios of $5.7 million and same-studio sales growth of 1.2%, or $0.7 million. In total, we ended Q3 2003 with 2,176 permanent studios, representing an increase of 212 studios as compared to the end of Q3 2002. The sales in our institutional segment decreased 22.4% to $3.9 million in Q3 2003 from $5.0 million in Q3 2002 as a result of the successful elimination of unprofitable church promotions.

Gross profit was $13.4 million in Q3 2003 and Q3 2002. Gross profit as a percentage of sales decreased to 18.2% in Q3 2003 from 19.6% in Q3 2002. The 1.4% decline in gross profit as a percentage of sales was principally due to the following: (1) a change in product mix reflecting favorable customer acceptance of our expanded digital and canvas portrait product offerings, which have a lower profit margin; (2) an increase in the replenishment of seasonal photography supplies; (3) leasing rather than purchasing certain studio computer equipment; and (4) an increase in credit card processing fees.

General and administrative expenses increased 20.1% in Q3 2003 to $11.7 million from $9.8 million in Q3 2002. General and administrative expenses as a percentage of sales were 16.0% and 14.3% for Q3 2003 and Q3 2002, respectively. The increase of $2.0 million is the result of a $2.0 million increase in workers’ compensation expense which is comprised of $1.7 million in charges related to prior plan years and $0.3 million in charges related to the current plan year. The $1.7 million in charges ($1.1 million in cash payments and $0.6 million in increased accrued workers’ compensation expense) resulted from us receiving notification during Q3 2003 from an insolvent workers’ compensation carrier, who provided large deductible plans for us from 1995 to 2000, that they had updated their reserve analyses of open claims for the first time in over two years. In addition, we received notification that the workers’ compensation carrier who administrates our current plan year is discontinuing operations in North America and they had updated their reserve analyses of open claims, resulting in an increase of $0.3 million in accrued workers’ compensation expense. Effective December 16, 2003, our workers’ compensation program is being administered by another workers’ compensation carrier.

Operating income decreased 53.5% in Q3 2003 to $1.7 million from $3.6 million in Q3 2002. Operating income as a percentage of sales decreased to 2.3% in Q3 2003 from 5.2% in Q3 2002. These changes reflect the net effect of changes in gross profit and general and administrative expenses described above.

Net interest expense increased 2.7% in Q3 2003 to $7.9 million from $7.7 million in Q3 2002 as a result of increased borrowings under our senior secured credit facility to help finance the expansion of our business (e.g., capital expenditures for new permanent studios) and the increase in the weighted averaged interest rate of our debt.

Other expense was $0 in Q3 2003 as compared to $92,000 in Q3 2002. Other expense in Q3 2002 represented the mark-to-market adjustment for the embedded derivative in the Series A, which met the criteria of an embedded derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which we adopted in fiscal 2001. (See Note 6 “Derivative: Series A Redeemable Convertible Preferred Stock” in the Notes to Consolidated Financial Statements located in “Item 1. Financial Statements” of “Part I. Financial Information.”)

Income tax benefit for Q3 2003 was $4.7 million. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because, based on the weight of available evidence (operating performance, debt structure, forecasted earnings, etc.) at that time, it was not likely such assets would ultimately be realized. In fiscal 2002, we determined, based on the weight of available evidence, it is now more likely than not that such assets will ultimately be realized, with the exception of assets generated by operations in Argentina discontinued in fiscal 2000. Therefore, the valuation allowance on deferred tax assets was reduced to $77,000 in fiscal 2002. Because we anticipate taxable income for fiscal 2003, we recognized an income tax benefit in Q3 2003 based on our anticipated effective income tax rate for fiscal 2003.

Net loss decreased to $1.5 million in Q3 2003 from $4.2 million in Q3 2002. The decrease in net loss is a result of the net effect of changes in operating income, net interest expense, other expense, and income tax benefit described above.

Thirty-nine Weeks Ended November 2, 2003 Compared With Thirty-nine Weeks Ended November 3, 2002.

Sales for the thirty-nine weeks ended November 2, 2003 (“YTD 2003”) increased 9.3% to $216.3 million from $198.0 million for the thirty-nine weeks ended November 3, 2002 (“YTD 2002”). The sales increase is primarily due to a $19.7 million increase in our Wal-Mart business offset by a $1.6 million decrease in our institutional segment. The Wal-Mart sales increase of 10.6% to $204.6 million in YTD 2003 from $184.9 million in YTD 2002 was the result of sales from newly opened permanent studios of $17.6 million and same studio sales growth of 1.9%, or $3.2 million. In total, we ended YTD 2003 with 2,176 permanent studios, representing an increase of 212 studios as compared to the end of YTD 2002. The sales in our institutional segment decreased 13.8% to $9.8 million in YTD 2003 from $11.4 million in YTD 2002 as a result of the successful elimination of unprofitable church promotions.

Gross profit increased 5.1% to $45.6 million in YTD 2003 from $43.4 million in YTD 2002. Gross profit as a percentage of sales decreased to 21.1% in YTD 2003 from 21.9% in YTD 2002. The decline in gross profit as a percentage of sales was principally due to a change in product mix reflecting favorable customer acceptance of our expanded digital and canvas portrait product offerings, which have a lower profit margin.

General and administrative expenses increased 13.9% in YTD 2003 to $34.0 million from $29.9 million in YTD 2002. General and administrative expenses as a percentage of sales were 15.8% and 15.1% for YTD 2003 and YTD 2002, respectively. The increase of $4.2 million is a result of an increase in workers’ compensation, life and health insurance, professional services, and payroll cost of living adjustments for our personnel. A significant portion of the increase relates to a $2.0 million increase in workers’ compensation expense in Q3 2003 which is comprised of $1.7 million in charges related to prior plan years and $0.3 million in charges related to the current plan year. The $1.7 million in charges ($1.1 million in cash payments and $0.6 million in increased accrued workers’ compensation expense) resulted from us receiving notification during Q3 2003 from an insolvent workers’ compensation carrier, who provided large deductible plans for us from 1995 to 2000, that they had updated their reserve analyses of open claims for the first time in over two years. In addition, we received notification that the workers’ compensation carrier who administrates our current plan year is discontinuing operations in North America and they had updated their reserve analyses of open claims, resulting in an increase of $0.3 million in accrued workers’ compensation expense. Effective December 16, 2003, our workers’ compensation program is being administered by another workers’ compensation carrier.

Operating income decreased 13.4% in YTD 2003 to $11.5 million from $13.3 million in YTD 2002. Operating income as a percentage of sales decreased to 5.3% in YTD 2003 from 6.7% in YTD 2002. These changes reflect the net effect of changes in gross profit and general and administrative expenses described above.

Net interest expense increased 8.0% in YTD 2003 to $23.2 million from $21.5 million in YTD 2002 as a result of increased borrowings under our senior secured credit facility to help finance the expansion of our business and the increase in the weighted averaged interest rate of our debt.

Other expense was $0 in YTD 2003 as compared to $2.2 million in YTD 2002. Other expense in YTD 2002 represented the mark-to-market adjustment for the embedded derivative in our Series A, which met the criteria of an embedded derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), which we adopted in fiscal 2001. (See Note 6 “Derivative: Series A Redeemable Convertible Preferred Stock” in the Notes to Consolidated Financial Statements located in “Item 1. Financial Statements” of “Part I. Financial Information.”)

In YTD 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a charge for early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Income tax benefit for YTD 2003 was $7.1 million. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because, based on the weight of available evidence (operating performance, debt structure, forecasted earnings, etc.) at that time, it was not likely such assets would ultimately be realized. In fiscal 2002, we determined, based on the weight of available evidence, it is now more likely than not that such assets will ultimately be realized, with the exception of assets generated by operations in Argentina discontinued in fiscal 2000. Therefore, the valuation allowance on deferred tax assets was reduced to $77,000 in fiscal 2002. Because we anticipate taxable income for fiscal 2003, we recognized an income tax benefit in YTD 2003 based on our anticipated effective income tax rate for fiscal 2003.

Net loss decreased to $4.5 million in YTD 2003 from $14.9 million in YTD 2002. The decrease in net loss is a result of the net effect of changes in operating income, net interest expense, other income, early extinguishment of debt and income tax benefit described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During YTD 2003, we used $16.6 million in cash on capital expenditures as compared to $13.2 million during YTD 2002. Our working capital deficit increased to $48.6 million at the end of Q3 2003 as compared to $46.5 million at the end of Q3 2002.

Due to the seasonality of our operations, cash is generally consumed during the first three fiscal quarters and generated during the remaining fourth fiscal quarter. During the Christmas season, which falls in our fiscal fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

On June 27, 2002, we issued an aggregate amount of $165 million 11.875% senior notes due 2009 through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. PCA LLC also entered into a senior secured credit facility on June 27, 2002, which allows it to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of November 2, 2003, $31.9 million was outstanding in revolving loans in addition to $14.5 million in standby and commercial letters of credit. As of November 2, 2003, we had additional credit availability of $3.6 million. As of November 2, 2003, the weighted average interest rate on our senior secured credit facility was 4.8%. The senior secured credit facility is guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. In addition, on June 27, 2002, PCA LLC issued $10.0 million of 13.75% senior subordinated notes due June 27, 2010. These notes are subordinated to the senior secured credit facility and the 11.875% senior notes due 2009 and are guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. On June 27, 2002, PCA International, Inc. issued $30.0 million of 16.5% senior subordinated discount notes due June 27, 2010. These notes are subordinated to PCA International, Inc.’s guarantee of the senior secured credit facility and the 11.875% senior notes due 2009. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. Each of these individual debt instruments contain covenants with which we were in compliance as of November 2, 2003.

Capital Expenditures. Capital expenditures were $16.6 million in YTD 2003 as compared to $13.2 million in YTD 2002. Capital expenditures were principally for equipment and studio improvements in new permanent studios, as well as for expenditures for the upgrade of certain equipment in existing permanent studios. Capital expenditures were financed from borrowings under our senior secured credit facility. The most significant capital expenditures contemplated over the next five years will be for new studio openings.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $2.3 million in YTD 2003 as compared to $14.4 million in YTD 2002. The decrease in cash provided by operating activities of $12.1 million between YTD 2003 and YTD 2002 was primarily due to the $10.3 million decrease in net cash provided by changes in operating assets and liabilities, the most significant changes being the $8.7 million change in accrued interest ; the effect of changes in trade accounts payable and inventories of $1.5 million each; and the $10.3 million decrease in net loss offset primarily by $4.6 million from the early extinguishment of debt in 2002, $7.1 million from the income tax benefit in 2003, and $2.2 million from the change in the value of the embedded derivative in our Series A in 2002.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $16.6 million in YTD 2003 from $13.2 million in YTD 2002. The reason for this increase is the capital expenditure requirements related to the acceleration of our expansion in the Wal-Mart host environment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $18.0 million in YTD 2003 as compared to $1.3 million in YTD 2002. Financing activities in YTD 2003 primarily related to the ordinary borrowings and repayments under our senior secured credit facility.

Preferred Stock. Prior to December 2002, we determined our Series A met the definition of a hybrid instrument. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock) as the host contract and an embedded derivative consisting of a conversion option, which derived its value, in part, based on the changes in the fair value of our common stock. Therefore, we separated the embedded derivative, valued it, and classified it as a component of “Other Liabilities” in our consolidated balance sheet. We valued the embedded derivative using the Black-Scholes option pricing model with an assumption of fair value of our underlying common stock. To value our common stock, we used the income approach, which considers expected returns on investment, which are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis was utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate present worth factor reflecting the risk inherent in the investment. In addition, we applied a discount because there is not a readily available market for our common stock. The value of our common stock we calculated, therefore, could be different if we applied a different discount with regard to the marketability of our common stock as well as if we applied a different discount rate in our discounted net cash flow analysis. Consequently, the value of the embedded derivative could have changed based on differences in assumptions used in valuing our common stock.

In December 2002, our shareholders approved modifications to the liquidation and redemption provisions of the Series A. The redemption of the Series A is now at the option of the holders of the Series A, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A and the amount payable upon certain extraordinary events is now $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share of the fair market value of the common stock into which the Series A is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, we have determined the embedded derivative in the Series A no longer meets the requirements for bifurcation and separate accounting. Therefore, in YTD 2002 we recognized other expense of $2.2 million for the mark-to-market adjustment related to the fair value of the embedded derivative, while we recognized no expense in YTD 2003.

Recent Developments

We opened 84 studios in the thirteen weeks ended November 2, 2003, which was comprised of 72 studios in the U.S., 4 in Canada, 5 in Mexico, 2 in Germany, and 1 in the U.K. We opened 175 studios in the thirty-nine weeks ended November 2, 2003, which was comprised of 150 studios in the U.S., 4 in Canada, 10 in Mexico, 8 in Germany, and 3 in the U.K. Costs of opening these studios were charged to operations as incurred.

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

Factors that may cause actual results to differ from expected results include, among others

-	Risks associated with substantial indebtedness, leverage, debt service and liquidity;

-	Risks associated with our relationship with Wal-Mart, our principal business relationship;

-	Performance of our new stores and their future operating results;

-	Risks of competition from, including, but not limited to, companies currently operating in other photography markets;

-	Risks associated with the domestic professional portrait photography industry; and

-	Other risks and uncertainties affecting PCA International, Inc. and its subsidiaries referred to in this Form 10-Q (see especially “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of November 2, 2003, we have not entered into any interest rate hedging agreements. In addition, a 1.0% change in the interest rate on our senior secured credit facility would have a $0.3 million annualized effect on our financial position and results of operations based on the outstanding balance on our senior secured credit facility as of November 2, 2003.

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

There has been no change in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(f) and 15d – 15(f)) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PCA International, Inc.
(Registrant)

By:	/s/ Barry J. Feld
Barry J. Feld
President, Chief Executive Officer, and Chairman of the Board

By:	/s/ Don Norsworthy
Don Norsworthy
Executive Vice President, Chief Financial Officer and Treasurer

Dated:	December 17, 2003