Form 10-K
period 2004-02-01
PCA INTERNATIONAL INC
filed 2004-04-23
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-8550

PCA International, Inc.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0888429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Matthews-Mint Hill Road Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 588-4351

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 3, 2003, was $5,624,350. This value was based on a price per share of Common Stock of $19.70 on such date.

The number of shares of $0.20 par value Common Stock outstanding as of April 22, 2004 was 2,294,352.

Documents Incorporated by Reference: None.

PCA INTERNATIONAL, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 1, 2004

PART I

ITEM 1.    BUSINESS

Overview

We are a rapidly growing professional photography business serving the needs of the Wal-Mart customer. With 2,201 permanent studios and modular traveling portrait studios reaching approximately 1,000 additional locations, we are currently the sole operator of portrait studios in Wal-Mart stores. Wal-Mart is the world’s largest retailer. Consistent with Wal-Mart’s everyday low price strategy, we offer our customers convenient, high quality photography services at substantially lower price points than are offered by our principal industry competitors. We have added over 200 portrait studios in each of the past three years. We believe we are one of the fastest-growing photography companies operating nationally within large host retailers, and the largest company in the highly fragmented $8.0 billion domestic professional portrait studio industry based on number of permanent studio locations.

For our fiscal year ended February 1, 2004, we photographed over 7 million customers and generated sales of $324.8 million. Of our total sales, 95.3% were derived from our Wal-Mart locations worldwide and 90.5% were derived from Wal-Mart and other locations in the United States (“U.S.”). Outside of the U.S., we operate 283 permanent portrait studios in Wal-Mart locations in Mexico and Canada and serve 18 additional Wal-Mart stores in the United Kingdom (“U.K.”) and Germany, where we are currently testing portrait studio operations. Under the trade name PCA International, we also serve other retail channels such as Meijer stores, military bases (including Camp Lejeune, Fort Bragg and Pearl Harbor) and, through a modular traveling portrait platform, institutional channels, such as church congregations and schools.

During the past three fiscal years, we have increased our net sales at a compounded annual growth rate of 12.1% — from $258.4 million to $324.8 million. Over the same period, we increased operating income from $27.3 million to $34.2 million, representing a compounded annual growth rate of 11.8%. New studio openings and increasing same studio sales have fueled this growth. During the past three fiscal years, we have increased same studio sales in Wal-Mart by 3.3% per year, on average, and improved average annual sales per permanent studio in Wal-Mart from approximately $132,000 to $138,000. Our growth from new studio openings is largely a result of Wal-Mart’s own success in building its retail store base. In April 2002, we executed a five year U.S. Master License Agreement with Wal-Mart, renewable for an additional five years. As part of this agreement, Wal-Mart committed to provide us a minimum of 150 new studios per year for four years and, thereafter, to use its best efforts to provide 150 new studios per year. Since executing the Wal-Mart License Agreement, we have opened 335 new Wal-Mart studios in the U.S. through the end of fiscal 2003. Currently a Wal-Mart Portrait Studio operated by us is included by Wal-Mart in the blueprint of each new store of 100,000 square feet or larger and each new supercenter over 145,000 square feet.

Our business model differentiates us from other specialty retailers. Unlike most specialty retailers,

•	we are not required to undertake the effort and expense to identify and obtain real estate locations for our studios, but instead open substantially all of our new studios in prime Wal-Mart locations;

•	we carry very few different inventory items and use our inventory very quickly, thereby avoiding common inventory problems experienced by most specialty retailers, such as obsolescence and shrinkage;

•	we require only modest working capital;

•	our capital expenditure requirements for each new studio are relatively modest due to our prefabricated permanent studios; and

•	our new studios generate immediate revenues because of their location in Wal-Mart stores.

Industry

We compete in the large and highly fragmented professional portrait photography industry. The primary markets within this $8.0 billion industry are pre-school children, school age children (including graduation portraits), adults, families/groups, weddings, passports, churches and others, such as cruise ships, conventions/events, glamour and executive portraits. From 2001 to 2003, sales in the domestic professional portrait photography industry grew from $7.6 billion to $8.0 billion, representing a compounded annual growth rate of 2.2%. With net sales growth of 12.1% over the same period, PCA has grown at a rate well in excess of the industry. Our competitors in the domestic professional portrait photography industry include large studio chains located in national retailers, other national free-standing portrait studio companies, national school and church photographers and a myriad of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers that use various independent processing labs. While the industry is highly competitive and fragmented, there are four portrait photography companies operating within large host retailers on a national basis: PCA (Wal-Mart), Olan Mills (Kmart), CPI Corporation (Sears) and LifeTouch (JCPenney and Target).

Competitive Strengths

Our principal competitive strengths include the following:

•	Leading Market Position. In 2003, no other professional portrait provider served more customers in retail hosts or operated more permanent studio locations than PCA. We believe we have taken significant market share domestically from our competition over the past 3 years, growing from an estimated 3.1% of the total market to an estimated 3.7%, and growing from an estimated 21.0% of the pre-school market to an estimated 23.9%. During the same period, we have increased the number of customers we served domestically from 5.3 million to 6.4 million representing a compounded annual growth rate of over 11.0%.

•	Strong, Mutually Beneficial Relationship with Wal-Mart. We enjoy a mutually beneficial, long-term relationship with Wal-Mart Stores, Inc., the world’s largest retailer in terms of sales. Since 1998, we have been the sole operator of portrait photography studios in Wal-Mart stores in North America. The majority of our permanent Wal-Mart studios are located in prominent locations at the front of the discount store or supercenter, affording us easy access to Wal-Mart’s unrivaled customer foot traffic. In return, we provide Wal-Mart with strong profit per square foot and provide consumers with high quality photography at everyday low prices. At January 31, 2004, Wal-Mart had 2,949 discount stores and supercenters in the U.S. as well as 1,239 discount stores and supercenters internationally, and we operated in 1,900 Wal-Mart stores in the U.S. and 301 internationally.

•	Low Cost Producer. Our portrait packages are offered at substantially lower price points than those of our principal industry competitors. We attribute our ability to offer attractive pricing to our having one of the lowest-cost portrait production systems in the industry. We believe the cost advantage we enjoy today is due primarily to

—	modest capital expenditure requirements for each new studio;

—	low depreciation and maintenance expenses associated with our proprietary integrated imaging and portrait processing system;

—	our integrated digital imaging system, which allows our customers to view a digital proof of each pose during the photography session and to select only the desired images before any printing occurs;

—

the efficiency and flexibility of our integrated portrait photography and production process system, which streamlines and automates the production process, resulting in higher volume, faster speeds, lower labor costs and less waste, and allows us to leverage our existing scalable infrastructure, which includes our two state of the art processing facilities and distribution centers in the Charlotte, North Carolina area;

—	a marketing focus on selling larger portrait collections based on more poses, which lowers the average production cost per unit; and

—	favorable relationships with our suppliers.

•	Experienced and Results-Oriented Management Team. Members of our experienced senior management team are invested in our business, beneficially owning approximately 7.7% of our common stock. Since joining PCA in 1999, Barry Feld, our Chairman, President and Chief Executive Officer, has directed our expansion by further strengthening our relationship with Wal-Mart, enhancing our institutional business and extending our retail footprint by launching portrait studio operations within Meijer stores and on select military bases.

Growth Strategy

Our growth strategy is to capitalize on our strengths by implementing the following initiatives:

•	Continue to Participate in Wal-Mart’s Growth. Based upon our relationship with Wal-Mart, we believe we have the strongest platform for expansion in the industry as Wal-Mart continues its rapid growth.

•	Expand Same Studio Sales. We have been able to increase same studio sales through key marketing initiatives and intend to continue to utilize and expand such initiatives. These initiatives are aimed at improving in-store awareness at Wal-Mart studios and include

—	leveraging our proprietary customer database of over 10 million customers for occasion-related portrait events,

—	continuing to introduce new product categories, such as canvas portraits, digital images with PhotoParade® companion software and special occasion cards,

—	adding a second camera in select Wal-Mart studios to capture increased customer traffic with minimal incremental expense, and

—	launching cross-promotional campaigns between our studios and large consumer products companies, and developing in-store merchandising programs with other departments within Wal-Mart.

In addition, working with Walmart.com, we have expanded our Internet presence. We have developed e-mail marketing programs to support our studio business by increasing the frequency of direct communication with our target customers and outreach marketing to new customers. We will also utilize our new institutional telemarketing group to spearhead our effort to service more church congregations.

•	Extend Our Presence Internationally. We believe international markets for professional portrait photography services represent a significant growth opportunity for PCA. We intend to grow our international market share primarily through our relationship with Wal-Mart. We currently operate 283 studios in Wal-Mart stores in Canada and Mexico and are testing 18 Wal-Mart locations in Germany and the U.K.

The Portrait Photography Experience

We provide our photography services in permanent studios in our retail hosts. We also service certain retail hosts and institutional customers through modular traveling locations.

Permanent Studios.    The typical permanent studio occupies an average of 331 square feet and consists of a camera area, a portrait viewing and sales area, and a reception area with a point-of-sale system. Generally, the permanent studio is staffed by one to three studio associates who perform both the photography and sales functions. The majority of our professional portrait photography studios are open from 10:00 a.m. to 7:00 p.m., seven days a week.

Our permanent portrait studios are equipped with an integrated photography and sales system and point-of-sale system. The photographic system integrates a professional film camera and digital imaging capability. As the subject is photographed, each pose is captured on film and presented digitally on a computer monitor for the customer to preview and approve before proceeding to the next pose. The digital photographic images are then sent electronically to a sales computer in an adjacent area, where a studio associate presents the digital portrait images and, prompted by our software sales program, explains the portrait packages available. Guided by the studio associate, each customer customizes their order by choosing the poses, sizes and quantities desired. A portrait order receipt is printed with black and white thumbnails of the selected poses. The studio associate completes the transaction at the point-of-sale system and the customer either pays in full or makes a deposit and returns in approximately three weeks to pick up the finished portraits. Customers are not obligated to accept finished products.

Our principal products sold through our studio operations are portraits and ancillary products produced from the photography images we create. Our portraits are printed on photographic paper and are available in a variety of sizes from wallet-size to wall portraits as large as 20 inches by 24 inches. Our ancillary products include all-occasion greeting cards, large format canvas portraits, and portraits on disks. Portrait and ancillary products account for substantially all of our sales.

Modular Traveling Locations.    We service Wal-Mart stores and supercenters where we do not have a permanent studio with a modular traveling studio location. These modular traveling locations operate in designated Wal-Mart stores for a period of approximately five days every seven to twelve weeks. Several days prior to the scheduled arrival of one of our photographers at the host store, we advertise our traveling promotions by offering an assortment of color portraits at a special price. A modular traveling location in Wal-Mart occupies approximately 100 square feet and consists of a table, camera, lights, and portable backdrops. These modular traveling locations utilize a non-digital photographic and sales system, in which the photography session occurs separately from the sales process. Approximately three weeks after photographs are taken, a sales associate sets up a temporary sales area in the host store and for one to five days assists customers in selecting portraits for purchase. Given the non-digital nature of this system, customers in our modular traveling locations may purchase only portraits in the sizes and quantities produced; no ancillary products are available for purchase. Photographers and sales associates transport by personal vehicle all requisite camera, studio equipment and sales materials.

Our institutional business is conducted on a traveling basis and utilizes our integrated digital photography and sales system. We contract with institutions, primarily church congregations and schools, to photograph and sell individual and family portraits. We do not pay commissions to the host institutions, but we do provide a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the host institution or directly to the consumer.

Distribution Channels

We have the following two primary distribution channels:

Retail:

•

Wal-Mart Portrait Studios.    We are currently the sole provider of portrait studios to Wal-Mart in all fifty states as well as Canada, Mexico, Germany and the U.K. As of February 1, 2004, we had 2,201 permanent studios in Wal-Mart stores in the U.S., Canada, Mexico, Germany and the U.K. We continue to explore additional geographic diversification by monitoring our Wal-Mart Portrait Studios in Europe. Our U.S. operations in Wal-Mart stores accounted for approximately 85.8%, 86.2% and 87.8% of consolidated sales in fiscal 2003, 2002 and 2001, respectively. Our international operations in Wal-Mart stores contributed 9.5%, 8.1% and 7.9% of consolidated sales for fiscal 2003, 2002, and 2001, respectively. We operate our studios in Wal-Mart stores under license and lease agreements.

•	Other Retail. In fiscal 2000, we began portrait photography operations on select military bases. In fiscal 2001, we began portrait photography operations in Meijer stores. We now operate in four states through our Meijer studios channel.

•	GoPortraits Digital Destination. We have developed a free-standing retail concept called GoPortraits Digital Destination that features an all-digital portrait photography studio. We also provide services for the professional photographer or digital photo enthusiast, including digital photographic retouching, and on-site production of film and digital images. We currently have two concept studios located in the Charlotte, North Carolina metropolitan area.

Institutional:

•	Institutional. Through our institutional channel, we target church and school accounts. Our institutional operations accounted for less than 5% of overall sales for fiscal 2003, 2002 and 2001.

Technology, Manufacturing and Software Development

Our technology, manufacturing and software development groups design, develop and implement advanced systems and technologies to support our vertically integrated operation. From photographic and digital image capture and customizable order creation in our studios through manufacturing and product fulfillment, these groups continually explore the application of advanced systems and technologies that allow us to reduce costs while offering customers high quality products at low price points.

Leveraging our proprietary digital imaging system, we are one of the few companies in the professional portrait photography industry to have built a vertically integrated operation where our technology is fully scalable. As we continue our rapid expansion plans and add new outlets or channels to our infrastructure, new studios will be integrated seamlessly with our automated production processes with minimal incremental expenditures.

Our digital imaging system allows customers to view a digital proof of each pose during the photography session and to select the desired images from which to make a purchase decision. Immediately after the photography session, customers customize their portrait purchases using a computerized sales system, guided by studio associates, that enables customers to select specific poses, portrait sizes, and quantities for purchase. Customers return to the studio approximately three weeks later to pick up the finished portraits. We believe the increased flexibility and choice provided to customers by the digital system has improved customer satisfaction and increased average purchases. As a result of our digital imaging system, we print only portraits ordered by customers in our permanent studios, eliminating waste associated with traditional photography sales. Furthermore, the integration of our digital studio infrastructure with our automated production system allows us to minimize production and processing costs, provide prompt, automated service and grow with a minimal incremental capital commitment as we leverage our existing infrastructure.

Leveraging our digital imaging system, we have augmented our product offerings with digital portraits on a CD or disk, the Portrait Gallery™ available immediately after the portrait session. The Portrait Gallery™ is sold with PhotoParade®, a companion software enabling customers to take home images to view on a computer, email to family and friends, and create screensavers. We believe this is a unique product offering in the industry. We license this product under an exclusive arrangement with Callisto Corporation, the owner of the PhotoParade® trademark.

We have 600 employees in our two state-of-the art manufacturing production operations. Our technology group, which consists of 12 engineers and technicians, designs, develops, tests, and implements camera technologies, studio equipment such as lighting and background systems, and production and automation systems used in our film processing, portrait production labs, and digital fulfillment center. We continue to expand our digital fulfillment center with computer technology and printing equipment for production of e-commerce orders, large-format portrait production on canvas, and novelty products. Our information technology group consists of 52 employees who design and develop studio and lab software and systems, manage systems architecture and quality, integrate technologies, support infrastructure and maintain both corporate and studio systems. Within this group we have a team dedicated to the advancement of our integrated studio systems by incorporating evolving digital imaging and camera technologies, and enhancing sales and point of sale systems and studio infrastructure. Our software group also provides system configuration for changes to our portrait offer and package contents driven by marketing campaigns.

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

In addition, working with Wal-Mart.com, we have expanded our internet presence. We have developed ongoing e-mail marketing programs to support our studio business by increasing the frequency of direct communication with our target customers and outreach marketing to new customers. In fiscal 2002, we established an e-commerce initiative, www.moreportraits.com (a PCA-owned and operated web site), where customers are able to reorder portraits and other select products online. We continue to expand the number of participating studios in this program. Our company web site, www.pcaintl.com, provides information about each of our portrait photography businesses including our specialty retail concept, GoPortraits Digital Destination, in the Charlotte, North Carolina metropolitan area.

Raw Materials and Suppliers

Agfa Corporation is our principal supplier of photographic film, paper and processing chemistry and has been our supplier for over 30 years. Our current relationship with Agfa is governed by a contract dated February 4, 2002. The contract has a five-year term that the parties agreed to negotiate in good faith to renew six months prior to the expiration date. The terms of the contract require us to purchase substantially all of our requirements in North America for photographic film, paper and processing chemistry and in exchange we receive certain discounts on purchases made. Agfa can terminate the sales contract if we breach the contract in any way and fail to cure such breach within 30 days after notice. Agfa has the right to terminate upon shorter notice or immediately in the event of bankruptcy or insolvency relating to us and a violation of the trademark provisions of the sales contract.

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

Employees

At February 1, 2004, we had approximately 7,700 full-time and part-time employees. As of February 1, 2004, none of our employees were covered by a collective bargaining agreement. We believe employee relations are satisfactory.

Governmental Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws. We are not aware of any material violation of such laws and regulations. Continued compliance is not expected to have a material effect upon our competitive position, financial condition, or results of operations.

Licenses and Leases

Wal-Mart Licenses

United States.    Within the U.S. our relationship with Wal-Mart Stores, Inc. is governed by a master license agreement dated April 4, 2002. This agreement has a five-year term that automatically renews for an additional five-year term with respect to each individual location covered thereby unless either party gives notice of its intent to terminate the relationship at least 180 days prior to the end of the term.

The terms of the master license agreement require us to pay a fee to Wal-Mart based upon our gross sales. The license allows us to use the trade name “Wal-Mart Portrait Studio” and to use Wal-Mart designated space within its stores. The license prohibits Wal-Mart from licensing a permanent portrait studio to any other person in the stores in which we operate but not in stores where we do not operate.

Wal-Mart can terminate the license with respect to a studio if we breach the agreement as it relates to such studio in any way and fail to cure such breach within fifteen days after notice. Certain events give Wal-Mart the right to terminate upon shorter notice or immediately. These events are (1) our failure to pay the license fee or deliver financial information within the time periods specified under the agreement, (2) certain events of bankruptcy or insolvency relating to us, (3) our causing liens on Wal-Mart’s property that are not discharged in the manner required under the agreement, (4) our vacating or injuring the licensed premises or (5) us or any of our employees, licensees, agents, officers, suppliers or contractors violating any law or committing any illegal act associated with the licensed premises.

Termination provisions also apply if we open certain competing businesses near Wal-Mart stores where we have existing studios or in the event of governmental property condemnations. These default provisions relate only to individual locations affected by the violation. Wal-Mart can terminate the agreement with respect to all locations if we are in default of the license with respect to one-third or more of our locations. Finally, Wal-Mart can temporarily suspend the agreement with respect to an individual location in the event of certain other events.

Studios that began operations after the execution of the license on April 4, 2002, have a five-year term that commences upon their opening date and renew for an additional period of five years unless either party gives notice of termination on or before 180 days prior to the end of the term. As of February 1, 2004, in the U.S., we operated in 1,900 Wal-Mart permanent studios and approximately 1,000 modular traveling locations. Since the execution of the Wal-Mart license agreement on April 4, 2002, through February 1, 2004, we opened 335 portrait studios in U.S. Wal-Marts. The licenses with respect to our U.S. Wal-Mart studios expire as follows: 1,608 studios in 2007, 245 studios in 2008, and 47 studios in 2009.

Canada.    Within Canada, our relationship with Wal-Mart Canada, Inc. is governed by a license agreement dated February 9, 1996. This agreement has a five-year term and Wal-Mart Canada has an option to renew for one renewal period of two years. Studios that began operations on and after the execution of the license on February 9, 1996, have a five-year term that commences upon their opening date and can be renewed at the option of Wal-Mart Canada. As of February 1, 2004, we operated in 208 Canadian Wal-Mart permanent studios. To date, all studios that have completed their initial five-year term have been renewed by Wal-Mart Canada. The terms of the license agreement are similar to our U.S. license agreement. Termination rights are generally similar to those under the U.S. license agreement except that Wal-Mart also has the right to terminate with respect to an individual studio if we sell substantially all of the assets of our Canadian subsidiary or fail to own majority voting control in such subsidiary or operate a competing business within a 25-mile radius of a Wal-Mart store. Wal-Mart can terminate the agreement with respect to all locations, subject to 180 days notice, if one-third or more of the licensed stores are susceptible to termination, or have been terminated, under the agreement or if 5% or more of our Wal-Mart Canada Studios generate annual gross sales of less than $90,000 each.

The licenses with respect to our Canadian Wal-Mart studios expire as follows: 46 studios in fiscal 2004, 79 studios in fiscal 2005, 32 studios in fiscal 2006, 25 studios in fiscal 2007, 16 studios in fiscal 2008, and 10 studios in fiscal 2009.

Mexico.    Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S.A. de R.L. de C.V. (“Nueva Wal-Mart De Mexico”) is governed by an agreement dated as of June 1, 2002 for an undefined period of time. Either we or Nueva Wal-Mart De Mexico may terminate this agreement at any time upon 30 days written notice after May 31, 2003. Under this agreement, Nueva Wal-Mart De Mexico is compensated based upon our total net sales in all Wal-Mart stores in Mexico. As of February 1, 2004, we operated in 75 Nueva Wal-Mart De Mexico permanent studios. When these studios complete their initial one-year term they will continue until terminated pursuant to the agreement’s notice provisions.

Germany.    Within Germany, our relationship with Wal-Mart Germany GmbH & CO.KG (“Wal-Mart Germany”) is governed by lease agreements with a two year term beginning at the commencement of operations for each studio. The first lease is dated as of August 28, 2002. The leases expire after 2 years, but will automatically renew for successive periods of 6 months each if not terminated by either party. Either party can terminate this agreement at the end of any term upon three months notice. This agreement allows us to use Wal- Mart designated space within its stores. Under this agreement, Wal-Mart Germany is compensated based upon our total net sales in all Wal-Mart stores in Germany. As of February 1, 2004, we operated in 15 Wal-Mart Germany permanent studios.

United Kingdom.    Within the U.K., our relationship with ASDA Stores Limited (“Wal-Mart U.K.”) is governed by separate leases for each studio with the first one dated as of February 5, 2003. One lease expires after 10 years and two leases expire after 5 years. Under these agreements, Wal-Mart U.K. is compensated based upon our total net sales in all Wal-Mart stores in the U.K. As of February 1, 2004, we operated in 3 Wal-Mart U.K. permanent studios. Commencing in 2005 and for each year thereafter, Wal-Mart U.K. may terminate any license agreement if it sends us a termination notice by January 31 of such year, with termination effective on April 30 of such year.

Other Licenses and Concessions

Meijer.    As of February 1, 2004, we operated in 24 Meijer permanent studios. Our relationship with Meijer, Inc. is governed by two master in-store license agreements dated June 25, 2001. These agreements give us the ability to operate a portrait studio in select Meijer stores. The term of the license for each studio begins on the earlier of the projected start date for each Meijer location and the date we commence operations in such location, and ends on the last day of the third license year. A license year is defined as the 12-month period from August 1 to July 31. Under this agreement, our licenses for 18 Meijer studios will terminate on July 31, 2004, the licenses for 5 Meijer studios will terminate on July 31, 2005, and the license for 1 Meijer studio will terminate on July 31, 2007.

The terms of our master in-store license agreements with Meijer require us to pay, on a monthly basis with respect to each location, a base license fee and a supplemental license fee based upon our gross receipts in our Meijer permanent studios. The license agreements permit us to use our designated space within Meijer’s locations solely for the purpose of operating a portrait studio and selling select portrait related products.

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

Navy.    We currently operate a studio within the Navy Exchange Naval Station Norfolk and a portrait studio at Camp LeJeune, North Carolina pursuant to an agreement that expires on April 30, 2004 and contains the possibility of three extensions of 12 months each upon mutual agreement of the parties. We pay a fee to Navy Exchange Norfolk and Camp LeJeune based upon our total gross sales in these studios. The items to be sold as well as the prices charged by us are subject to the approval of the Navy Exchange Norfolk and Camp LeJeune general managers.

In addition, we operate a studio within the Navy Exchange, Pearl Harbor, Hawaii, pursuant to an agreement that commenced October 25, 2002 and expires on October 24, 2004. We pay a fee to Hawaii District Navy Exchange based upon our total gross sales in this studio. The items sold as well as the prices charged by us are subject to the approval of the Technical Representative for the Hawaii District Navy Exchange.

In the Camp LeJeune location we operate, under a separate agreement that expires in May 2005, a one-hour processing facility for customers’ film and pictures.

Army/Air Force.    We have an agreement with the Army & Air Force Exchange Service (“AAFES”) that governs our sale of professional photography services in select AAFES exchanges in the United States. This agreement expires July 31, 2005. As of February 1, 2004, we operated 11 studios in AAFES exchanges.

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

Risk Factors

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Our Business

We are materially dependent on Wal-Mart

Approximately 95% of our sales for fiscal 2003 were derived from sales in Wal-Mart stores. Therefore, we are materially dependent upon our relationship with Wal-Mart, the continued goodwill of Wal-Mart and the integrity of the Wal-Mart brand name in the retail marketplace. Any deterioration in our Wal-Mart relationship would have a material adverse effect on us.

Because we represent only a small fraction of Wal-Mart’s sales, any deterioration of our relationship with Wal-Mart would have a far greater affect on us than on Wal-Mart.

Furthermore, because of the demands on us from our current business model of opening studios in all new Wal-Mart stores 100,000 square feet or larger and each new supercenter over 145,000 square feet, we have not been able to diversify our business. This could adversely affect us in the event our Wal-Mart business declines. In addition, our competitive posture could be weakened with negative changes in Wal-Mart’s competitive posture.

Our business practices and operations need to be acceptable to Wal-Mart

Because of the importance of our Wal-Mart relationship to us, our business practices and procedures must at all times be acceptable to Wal-Mart. Consequently, in the future, we may make changes to our business practices and procedures, including with regards to advertising and promotions, pricing, product offerings, studio facilities, technology, management and employment practices in response to Wal-Mart’s requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business. In addition, under our license agreements Wal-Mart has substantial contractual rights, which it can exercise in a manner that can have a material adverse effect on us.

Among other things, pursuant to our license agreements we must

•	relocate any studio location in a Wal-Mart store at Wal-Mart’s request,

•	obtain Wal-Mart’s prior written approval of all advertising,

•	maintain specified levels of worker’s compensation and liability insurance,

•	operate the studios every day that the Wal-Mart store is open for specified hours,

•	indemnify Wal-Mart from any claim by an employee, vendor or portrait studio customer relative to studio operation or for accident or injury anywhere in the Wal-Mart store,

•	observe all Wal-Mart policies relative to customer service, and

•	observe all Wal-Mart policies relative to the activities of our employees in the Wal-Mart store and we are not permitted to

•	make improvements to our Wal-Mart studios without Wal-Mart’s prior written consent,

•	conduct any “fire,” “50% off” or similar sales,

•	issue a press release using the Wal-Mart name without Wal-Mart’s consent, and

•	advertise on radio or television without Wal-Mart’s consent.

Wal-Mart may terminate, breach or otherwise limit our license or lease agreements.

Our Wal-Mart permanent studios in the U.S. and Canada are operated pursuant to license agreements while our permanent studios in Mexico, Germany and the U.K. are operated pursuant to lease agreements. These license and lease agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond our control. Our license and lease agreements with various Wal-Mart entities have the following expiration dates: (1) for our 1,569 U.S. Wal-Mart studios that were open when the U.S. Wal-Mart agreement was entered into, April, 2007; for each of our 331 Wal-Mart studios subsequently opened, the fifth anniversary of the opening of that studio, in each case if no renewal option is exercised; (2) for each of our 208 Canadian Wal-Mart studios, various expiration dates, ranging from fiscal 2004 to 2009, depending upon the date the relevant studio commenced operations; (3) for each of our 75 Mexican Wal-Mart studios, terminable at will by either party following a studio’s first year of operation; (4) for each of our 15 German Wal-Mart studios, two years from its opening date with automatic renewals for successive periods of 6 months each if not terminated by either party (either party can terminate at the end of any term upon three months notice); and (5) for our three U.K. Wal-Mart studios, 2008 for two studios and 2013 for the third. These agreements are more fully described in “Business—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

Wal-Mart is under no obligation to renew existing locations. We do not have the right to close any poorly performing locations prior to the expiration of the term of the license or lease for such locations. Although our license and lease agreements prohibit Wal-Mart from licensing or leasing permanent portrait studios to any other person in the stores in which we operate, they do not make us the exclusive provider for all Wal-Mart stores. In addition, our license and lease agreements do not prohibit Wal-Mart from selling many of the tangible goods we sell, or from developing film, in other departments within its stores. Furthermore, there is always the risk that Wal-Mart might breach one or more of our license or lease agreements. The loss or breach of any license or lease from Wal-Mart could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Wal-Mart, the reduction of the number of studios operated pursuant to such arrangements, a decision by Wal-Mart to license or lease studios to other persons or changes in Wal-Mart’s expansion plans could have a material adverse effect on us. See “Business—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

An economic downturn, a reduction in consumer spending or decreased customer traffic in our host stores could materially adversely affect our business.

Portrait photography services may be affected by negative trends in the general economy. Any reduction in consumer confidence or disposable income in general may affect companies in this specialty retail service industry. In addition, the portrait studios in Wal-Mart stores and Meijer stores rely largely on customer traffic generated by the host stores. The host stores, as part of the retail industry, may be affected by a downturn in the economy and a decrease in discretionary income of potential customers. For example, we previously provided portrait photography services in Kmart host stores. During the term of our relationship with Kmart, Kmart’s business was not growing, and this negatively impacted our own performance. There is no assurance that Wal-Mart or any other host stores in which we may operate will not suffer similar financial difficulties. A reduction in host store traffic would adversely affect us.

In addition, we have substantial fixed costs due to our two production facilities in the Charlotte, North Carolina area. These fixed costs make us vulnerable in the event of an economic downturn or other inability to generate sufficient cash flow.

We have experienced a history of net losses and deficiencies of earnings to fixed charges.

For fiscal 2003, 2002 and 2001, we had net income of $1.4 million and $14.4 million and a net loss of $19.3 million, respectively. For fiscal 2003, earnings exceeded fixed charges by $3.5 million and we had an earnings to fixed charge coverage ratio of 1.1 to 1. However, for fiscal 2002 and 2001, fixed charges exceeded earnings by, $0.5 million and $17.4 million, respectively. For this purpose, “earnings” and “fixed charges” included non-cash items, as described in note (9) in “Selected Financial Data.” Future net losses and/or deficiencies of earnings to fixed charges may prevent us from pursuing our strategies for growth and could cause us to be unable to meet our debt obligations, capital expenditure requirements or working capital needs.

We may not be able to finance the rapid growth we may experience.

Under our United States license agreement with Wal-Mart, which was signed in 2002 and expires in 2007 unless extended, Wal-Mart must license us 150 net new stores in each of the first four years of the license agreement and use its best efforts to do so in each year thereafter during the term of the agreement. Further, Wal-Mart has agreed to use its best efforts to include our studios in the blueprint for all new Wal-Mart stores of 100,000 square feet or larger. We anticipate opening a studio in all new Wal-Mart stores where our studios are incorporated into the blueprint. This will require us to make substantial capital expenditures. To accomplish this, as well as to maintain and increase our sales base and to respond to shifts in customer demand and changes in industry trends, we will need to generate sufficient cash flow or obtain sufficient capital for purposes of, among other things, financing capital expenditures, infrastructure growth and acquisitions. There is no assurance that we will be able to generate sufficient cash flow or that financing on acceptable terms will be available and permitted to be incurred under the terms of our current and any future indebtedness to fund our future growth. Our failure to generate sufficient cash flow or obtain sufficient financing to fund our future growth could materially adversely affect us. The rapid growth of portrait studios within Wal-Mart could limit our ability to fund growth outside of Wal-Mart.

Our inability to raise prices could limit our growth.

Because of competitive pressures, we are unlikely to be able to increase profitability on a sustained basis by raising our prices. Rather, our ability to increase profitability over the longer term will depend on our ability to open new studios, to increase our customer volumes in our existing studios and to manage expanding operations effectively.

If we lose our key personnel, our business may be adversely affected.

Our continued success depends upon, to a large extent, the efforts and abilities of our key employees, particularly Barry J. Feld, our President, Chief Executive Officer and Chairman of the Board. See “Item 10. Directors and Executive Officers of the Registrant.” Mr. Feld’s departure would result in a loss of leadership and a strong contact person with Wal-Mart. We cannot assure you of the continued employment of Mr. Feld or any other members of management. Competition for qualified management personnel is intense. Mr. Feld’s employment agreement is terminable at will by either party and, while he would forfeit certain stock option benefits if he chose to compete with us, he is not prohibited from doing so. The loss of the services of our key employees or the failure to retain qualified employees when needed could materially adversely affect us.

Our business would be adversely affected if we cannot manage the growth of our operations.

It is essential to our relationship with Wal-Mart that we open new studios in all stores in which Wal-Mart wants us to do so. Our resources are not as great as Wal-Mart’s, however, and it could be difficult for us to keep pace with Wal-Mart’s rapid expansion plans. Our future growth will require us to manage our expanding domestic and international operations and to adapt our operational, manufacturing, financial and management systems to respond to changes in our business environment while maintaining a competitive cost structure. The expansion of our business will continue to place significant demands on us to improve our operational, manufacturing, financial and management systems, to develop further the management skills of our managers and supervisors, and to continue to retain, train, motivate and effectively manage our employees. Our failure to manage any future growth effectively and to adequately expand these systems in response to such growth could materially adversely affect us by limiting our ability to continue to expand or to continue our current level of service to customers in our existing studios.

Our expansion into geographic areas we already serve could adversely affect our business.

We have experienced reduced sales at existing studios when we have opened new studios in close proximity to existing studios. Success of our growth strategy will somewhat depend on our ability to minimize this effect. In addition, our license agreement with Wal-Mart prohibits us from opening a new non-Wal-Mart studio within a certain distance of any store where we operate a Wal-Mart portrait studio. This prohibition could negatively impact our non-Wal-Mart expansion plans.

Our fourth quarter sales and income are disproportionately high and we are vulnerable to downturns in consumer holiday spending that can adversely affect our business.

Our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth fiscal quarter, typically late October/early November through late January/early February, generally produces a large percentage of annual sales and operating income. The fourth quarters in fiscal 2003, 2002, and 2001 have accounted for approximately 33%, 33%, and 35%, respectively, of our annual sales and approximately 66%, 62%, and 78%, respectively, of our annual operating income. Our operations can be adversely affected by inclement weather or other factors that reduce consumer holiday spending in our host stores, especially during the important fiscal fourth quarter.

If our competitors initiate price-cutting or changes in package configurations or introduce new technology, we may experience lower sales or higher costs.

The professional portrait photography industry is highly competitive. Certain of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater capital and resources than we do. Moreover, evolving technology and business relationships may make it easier and cheaper for our competitors and potential competitors to develop products or services similar to ours or to sell competing products or services in our markets.

The companies in our industry compete on the basis of value, price, quality, access, service, package size, technology and convenience of retail distribution channel. The major professional portrait studio companies, including CPI Corporation, Lifetouch and Olan Mills, operate permanent studios in retail chains and independent locations. To compete successfully, we must continue to remain competitive in areas of value, price, quality, access, service, package size, technology and convenience of distribution and we must do so on terms and at prices that are compatible with the Wal-Mart philosophy.

The evolution of digital portrait technology has introduced additional competition from companies, such as Picture People, which operate independent locations specializing in such portrait technology. Although we have not experienced a significant decline in the discount retail distribution channel due to such technology or companies, there is no assurance that such technology, or companies specializing in such technology, will not take significant business from us, resulting in either lower sales or higher cost of operation for us.

Furthermore, consumer products, particularly those that are value-priced, are subject to significant price competition. There is no assurance we will not be forced to engage in price-cutting initiatives to respond to competitive and consumer pressures. The failure of our sales volumes to grow sufficiently to improve overall sales and income as a result of a competitive price reduction could materially adversely affect us. See “—Competition.”

We may not be able to keep pace with the evolution of technology and develop and invest in new technologies as required to compete effectively.

The evolution of digital portrait technology, computer technology, manufacturing technology and information technology may make it difficult for us to continue using our current technologies and require us to invest in new technologies. There can be no assurance that we can generate sufficient capital from operations or outside financing sources to invest in such evolving technologies. To the extent we do invest in such technology, there is no assurance our investment will lead to increased sales or profits. In addition, our ability to develop digital technology, e-commerce capabilities and other new information and distribution technologies may affect our position in the marketplace. As digital photography and processing systems evolve and the costs associated with such systems continue to decline, it may impair our ability to compete in the marketplace as we may no longer be able to produce our products at low costs.

We are dependent upon a key supplier.

We are contractually dependent upon Agfa Corporation as our key supplier of photographic film, paper and processing chemistry, all of which Agfa manufactures in Germany. Any disruption in the business of Agfa or in the delivery of supplies from Agfa could have a material adverse impact on our business. Our current relationship with Agfa is governed by a contract that terminates in 2007 and can be terminated earlier in the event of breach or non-performance of the agreement.

Our international expansion may not be successful and may expose us to additional risks that could adversely affect our business.

International operations in Canada, Mexico, Germany and the U.K. accounted for approximately 9% of sales during fiscal 2003. We expect international sales to increase in the future as we continue to grow in Canada and Mexico and, potentially, as we expand operations in Europe (we currently only operate studios in Germany and the U.K.). To the extent that our international operations increase, we will become more vulnerable to risks involving the geographic distance of operations, differences in language or culture, changes in business regulations and taxation, currency fluctuations and political instability. Further, there is no proven market for portrait photography services in retail studio locations in Europe. Therefore, our in-store studio model may not perform well in Europe.

Any disruption in our manufacturing process could have a material adverse impact on our business.

We are dependent upon the efficient operation of our portrait processing facilities to maintain our portrait quality, timeliness of delivery and low cost operation. These facilities are located in a single city, Charlotte, North Carolina and serve primarily all of our operations worldwide. Any disruption of our processing systems for any reason could adversely impact us.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our business and prevent us from fulfilling our debt obligations.

As of February 1, 2004, we had outstanding indebtedness of approximately $229.9 million, including $20.0 million of borrowings under our senior secured credit facility and approximately $209.5 million in debt securities issued by our subsidiaries and guaranteed by us. We also had $13.2 of additional borrowing capacity under our senior secured credit facility and may have the ability to make additional borrowings in the future. As of February 1, 2004, our total liabilities ($289.8 million) exceeded our total assets ($165.0 million). Substantially all of our assets are subject to a lien in favor of our lenders. We will need to refinance our senior secured credit facility by 2007, our $165.0 million of senior notes by 2009, and our $30.0 million of senior subordinated discount notes (“Parent Notes”) and our $10.0 million of senior subordinated notes (“Opco Notes”) by 2010. We do not expect to generate sufficient cash flow from future operations to repay our indebtedness and will need to borrow to do so. There is no assurance we will be able to obtain new sources of credit on favorable terms or otherwise. If we are unable to refinance our debt when due, we could be deemed in default by our lenders, which could lead to foreclosure on our assets and perhaps insolvency.

We incurred approximately $30.7 million in net interest expense in fiscal 2003, which represented approximately 90% of our operating income for the year. Prior to fiscal 2002, our operating income was insufficient to cover our net interest expense. Approximately 8.7% of our debt bears interest at floating rates, and if interest rates rise, our debt service obligation will rise, too, except to the extent we are able to enter into hedging contracts on favorable terms to mitigate our exposure to interest rate movements. See “Management Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and “Description of Indebtedness—Senior Secured Credit Facility” for more detail about our debt.

Our substantial amount of debt, as well as the guarantees of and security interests in the assets of our subsidiaries, could adversely impact our business and us by, including, but not limited to

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our cash flow from operations to be used for interest payments on our debt and annual revolver pay downs required by our senior secured credit facility, thereby reducing our ability to use our cash flow to fund our studio expansion program and capital expenditures (see “Description of Indebtedness”);

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	placing us at a disadvantage compared to competitors with less debt or greater resources.

The agreements governing our debt impose restrictions on our business.

The agreements governing our debt contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

Our senior secured credit facility also requires us to meet a number of financial ratios and tests on a regular basis. These include a declining maximum limit on consolidated total leverage, an increasing minimum amount of earnings before interest, taxes and depreciation and an increasing ratio of earnings to fixed charges. We describe certain of these requirements in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and “Description of Indebtedness—Senior Secured Credit Facility.”

Our ability to comply with these agreements may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principle when due, could result in a default under the agreements governing our debt. Such a default would permit our lenders to declare our debt immediately due and payable, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under our senior secured credit facility could be terminated. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. Such a result could lead to insolvency unless we were able to obtain waivers from our creditors or to arrange for more borrowing to repay our debt. In the event of insolvency, our common stock would likely lose most or all of its value.

Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions identify forward-looking statements.

Forward-looking statements include, but are not limited to the following:

•	the discussion of our growth strategy in “Item 1. Business—Growth Strategy” that we believe we have the strongest platform for expansion in the industry as Wal-Mart continues its rapid growth (“—Continue to Participate in Wal-Mart’s Growth”) and we believe international markets for our services represent significant growth opportunities (“—Extend Our Presence Internationally”);

•	the statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” that we expect to see a continuation of life and health insurance costs increasing as a percentage of sales; we do not expect to realize additional charges for prior plan years for large deductible workers’ compensation insurance; and we expect to pay a nominal federal alternative minimum tax for fiscal 2003 as well as nominal state income taxes; and

•	the statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” that we expect to incur approximately $25 million in purchases of property and equipment in fiscal 2004 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured credit facility (“—Purchases of Property and Equipment”).

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

Factors that may cause actual results to differ from expected results include, among others

•	risks associated with substantial indebtedness, leverage, debt service and liquidity;

•	risks associated with our relationship with Wal-Mart, our principal business relationship;

•	performance of our new studios and their future operating results;

•	risks of competition from companies including, but not limited to, those currently operating in other photography markets;

•	risks associated with the domestic professional portrait photography industry; and

•	other risks and uncertainties affecting PCA International, Inc. and its subsidiaries referred to in this Form 10-K (see “Item 1. Business—Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

ITEM 2.    PROPERTIES

Over the last several years, we have made a substantial investment in our portrait photography manufacturing facilities in order to become, what management believes to be, one of the industry’s lowest cost producers. We own three facilities in the Charlotte, North Carolina area. The primary facility serves as our corporate headquarters, main production facility and warehouse and is approximately 167,000 square feet. A 60,000 square foot facility houses a second film production and portrait processing facility, a technology group, our customer support center and administrative and sales offices. We also have a 31,400 square foot distribution center.

We have a two year lease that commenced in June 2003, on a 39,800 square foot warehouse and distribution facility in Charlotte, North Carolina.

We own the equipment, furniture and fixtures in our permanent retail studios as well as our traveling and institutional equipment. Our photography manufacturing facilities are subject to a lien under our senior secured credit facility. There are no other major encumbrances with regard to our manufacturing equipment or facilities.

We operate in Wal-Mart under license agreements in the U.S. and Canada and under lease agreements in Mexico, Germany and the U.K. as discussed in “Item 1. Business—Licenses and Leases.” Our license and lease agreements provide that we are entitled to remove our equipment at the end of the license term. The license and lease agreements do not provide for a security interest in our equipment.

ITEM 3.    LEGAL PROCEEDINGS

We are currently party to various litigations and other legal proceedings that have arisen in the normal course of business. We do not believe the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None noted.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PCA International, Inc.’s common stock is not traded on a stock exchange. As of April 22, 2004, there were 2,294,352 outstanding shares of PCA International, Inc.’s common stock held of record by 73 holders.

We did not pay any dividends in fiscal 2003 or 2002. Our debt arrangements generally prohibit or restrict the payment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical consolidated financial data for and as of each of the fiscal years in the five-year period ended February 1, 2004 set forth below under the captions “Statement of Operations Data,” “Cash Flow Data,” and “Balance Sheet Data” have been derived from PCA’s audited consolidated financial statements. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes of PCA International, Inc. and Subsidiaries included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to January 31, resulting in fiscal years of either 52 or 53 weeks. For example, our fiscal 2003 ended on February 1, 2004 and contained 52 weeks.

	For the Fiscal Year
	2003	2002	2001(1)	2000	1999
	(in thousands)
Statement of Operations Data:
Sales (2)	$324,814	$296,616	$258,403	$227,470	$236,594
Costs of sales	244,375	219,872	191,658	171,875	186,668
Gross profit	80,439	76,744	66,745	55,595	49,926
General and administrative expenses (3)	46,263	41,090	37,450	34,230	34,540
Amortization of intangibles	—	192	1,971	1,974	1,975
Income from operations	34,176	35,462	27,324	19,391	13,411
Interest expense, net	30,706	28,610	29,683	29,107	28,746
Mark-to-market derivative expense (4)	—	2,776	15,026	—	—
Early extinguishment of debt (5)	—	4,569	—	—	—
Income tax provision (benefit) (6)	2,092	(14,869)	168	(448)	8,913
Income (loss) before cumulative effect of accounting change	1,378	14,376	(17,553)	(9,268)	(24,248)
Cumulative effect of accounting change (7)	—	—	(1,728)	(5,990)	—
Net income (loss)	1,378	14,376	(19,281)	(15,258)	(24,248)

Cash Flow Data:
Purchases of property and equipment	$21,314	$17,037	$13,087	$11,591	$9,247
Depreciation and amortization	11,386	10,090	11,027	11,451	13,455
Net cash provided by operating activities	18,330	30,972	12,695	5,986	10,986
Net cash used in investing activities	(21,300)	(17,037)	(13,087)	(9,351)	(7,272)
Net cash provided by (used in) financing activities	6,031	(14,598)	(963)	(298)	(273)

Other Financial Data:
Pro forma net income (loss) (8)	$1,378	$14,376	$(17,553)	$(9,268)	$(23,403)
Ratio of earnings to fixed charges (9)	1.1	—	—	—	—
Same studio sales percentage increase (10)	1.5%	5.2%	3.2%	6.4%	16.1%

	At End of Fiscal Year
	2003	2002	2001	2000	1999
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$4,820	$2,522	$2,885	$4,822	$8,656
Working capital (deficit) (11)	(37,912)	(35,792)	(49,619)	(37,613)	(20,259)
Total assets	165,046	152,469	131,129	126,752	137,924
Total consolidated debt	229,937	217,247	217,961	214,975	214,450
Series A preferred stock (12)	15,000	15,000	7,688	14,914	14,902
Consolidated shareholders’ deficiency	(139,750)	(141,328)	(177,390)	(160,006)	(144,481)

Studio Data:
Number of permanent studios:
Wal-Mart:
U.S.	1,900	1,707	1,537	1,381	1,254
Canada, Mexico, Germany and U.K.	301	256	210	171	157
Kmart	—	—	—	—	566
Other	39	38	30	10	—

Total	2,240	2,001	1,777	1,562	1,977

	For the Fiscal Year
	2003	2002	2001	2000	1999
Studio Opening Data:
Number of new permanent studios opened:
Wal-Mart
U.S.	193	170	156	127	158
Canada, Mexico, Germany and U.K.	45	46	39	14	16
Other	1	8	20	10	—

Total	239	224	215	151	174

Notes

(1)	Our fiscal year 2001 consisted of 53 weeks. (All other years presented consisted of 52 weeks.)

(2)	The following table sets forth our sales by channel:

	For the Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands)
Wal-Mart	$309,398	$279,692	$247,404	$215,557	$188,266
Kmart	—	—	—	4,758	41,273
Other	15,416	16,924	10,999	7,155	7,055

Total	$324,814	$296,616	$258,403	$227,470	$236,594

(3)	Includes the following items:

	For the Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands)
Kmart studio closing costs, net of reimbursements from Kmart (a)	$—	$—	$839	$3,233	$741
Other expenses (b)	1,227	494	841	287	1,686

Total	$1,227	$494	$1,680	$3,520	$2,427

(a)	Consists of expenses incurred to close our studios in Kmart, including severance, net of reimbursements received from Kmart for unamortized leasehold improvements in our closed studios.

(b)	Consists primarily of expenses for executive severance, search and relocation, and dispositions of non-Kmart related property and equipment.

(4)	Mark-to-market derivative expense represented the cumulative mark-to-market adjustment for the relevant fiscal year for the embedded derivative in our Series A preferred stock in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended (see Note (7) below), which we adopted in fiscal 2001. In 1999, we issued to Jupiter Partners 15,000 shares of our Series A preferred stock for net cash proceeds of $14.9 million. Prior to December 20, 2002, our Series A preferred stock was convertible at any time and redeemable in cash on April 30, 2011 at the greater of (a) $1,000 per share or (b) the fair value of our common stock into which it is convertible, plus declared and unpaid dividends. On December 9, 2002, a special meeting of the shareholders of PCA was held and the shareholders approved modifications to the provisions of our Series A preferred stock. Upon the filing of restated articles of incorporation on December 20, 2002, we modified the liquidation and redemption provisions of our Series A preferred stock. As a result of these changes, we have determined the embedded derivative in our Series A preferred stock no longer meets the requirements of bifurcation and separate accounting under the provisions of SFAS No. 133. See Notes (3) and (9) of our Consolidated Financial Statements beginning on pages 52 and 58, respectively.

(5)	On June 27, 2002, PCA LLC and PCA Finance Corp., our wholly-owned subsidiaries, issued $165.0 million in senior notes due 2009. Also on June 27, 2002, PCA LLC entered into a new senior secured credit facility, PCA LLC issued $10.0 million of senior subordinated notes, and we issued $30.0 million of senior subordinated discount notes. The net proceeds from the issuance of the senior notes, together with borrowings under the new senior secured credit facility and the proceeds from the sale of the senior subordinated notes and the senior subordinated discount notes, were used to repay our previously outstanding senior secured credit facility, our previously outstanding senior subordinated term loans, and related interest and fees. As a result of these extinguishments, we realized a loss on the early extinguishment of debt in fiscal 2002 of $4.6 million. This loss was comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

(6)	For fiscal 2001, 2000, and 1999, a valuation allowance was provided against deferred tax assets since we could not predict, based on the weight of available evidence, that it was more likely than not that such deferred tax assets would ultimately be realized. For fiscal 2002, we could predict, based on the weight of available evidence, that it was more likely than not that we would be able to utilize the existing deferred tax assets, with the exception of deferred tax assets generated by operations in Argentina, which were discontinued in fiscal 2000. Therefore, the majority of the valuation allowance was reversed. This change in the valuation allowance generated a tax benefit and additional net income of $18.6 million. See Note (6) of our Consolidated Financial Statements beginning on page 55.

(7)	Effective for fiscal 2000, we changed our policy for recognizing revenues relating to digital photographic sales to be consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues from photographic sales are now recognized when the photographs are delivered to customers. Costs relating to portraits processed, or in process, are deferred when incurred and expensed when the photographs are delivered and the related photographic sales revenue is recognized. As a result of this change in accounting policy, we recorded a cumulative effect of accounting change of $(6.0) million in fiscal 2000. Prior to the change, sales were recognized when portraits were purchased at the time of photography and all costs incurred or to be incurred related to portraits processed or to be processed but not delivered were accrued and expensed.

Effective for fiscal 2001, we adopted SFAS No. 133. Our Series A preferred stock contained an embedded derivative under SFAS No. 133 which required bifurcation and separate accounting. As a result, PCA recorded a cumulative effect of accounting change under SFAS No. 133 of $(1.7) million for fiscal 2001. See Note (4) above.

(8)	As outlined in Note (7) above, we adopted SAB No. 101 in fiscal 2000. We accounted for the adoption of SAB No. 101 as a change in accounting principle and recorded a cumulative effect of accounting change in the year of adoption. Had this change in accounting principle been adopted during each year presented, the effects of SAB No. 101 would have been as follows:

	For the Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands)
Income (loss) before cumulative effect of accounting change (as reported)	$1,378	$14,376	$(17,553)	$(9,268)	$(24,248)
Effect of SAB No. 101	—	—	—	—	845

Pro forma income (loss)	$1,378	$14,376	$(17,553)	$(9,268)	$(23,403)

(9)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of net interest expense, amortization of deferred financing costs and the portion of rental expense deemed to be representative of the interest factor. For fiscal 2003, earnings were sufficient to cover fixed charges by $3.5 million. However, for fiscal 2002, 2001, 2000, and 1999, earnings were insufficient to cover fixed charges by $0.5 million, $17.4 million, $9.7 million, and $15.3 million, respectively.
(10)	We consider a studio to be in our same studio sales calculation once it has been open for fifty-two weeks (i.e., in its fifty-third week). Same studio sales represent only Wal-Mart studios, both domestically and internationally. As noted in Note (7) above, we adopted SAB No. 101 in fiscal 2000. Same studio sales for 1999 do not reflect the adoption of SAB No. 101 (i.e., such sales were recognized at the time of order rather than at the time of delivery).
(11)	Current assets minus current liabilities.
(12)	As of February 3, 2002, $24.5 million was recorded on our balance sheet under “Other Liabilities” with respect to the fair value of the embedded derivative in the Series A preferred stock. The balance of the Series A preferred stock as of February 2, 2003 has been revised. See Note (9) of our Consolidated Financial Statements beginning on page 58.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of the Company

PCA International, Inc., through its subsidiaries, is a rapidly growing professional photography business serving the needs of the Wal-Mart customer. With 2,201 permanent studios and modular traveling portrait studios reaching approximately 1,000 additional locations, we are currently the sole operator of portrait studios in Wal-Mart stores. Wal-Mart is the world’s largest retailer. Consistent with Wal-Mart’s everyday low price strategy, we offer our customers convenient, high quality photography services at substantially lower price points than are offered by our principal industry competitors. As of February 1, 2004, we operated 1,900 permanent studios in Wal-Mart stores in the U.S. Outside of the U.S., we operated 283 permanent studios in Wal-Mart stores in Canada and Mexico and served 18 additional Wal-Mart stores in Germany and the U.K. Under the trade name PCA International, we also serve other retail channels such as Meijer stores, military bases (including Camp Lejeune, Fort Bragg and Pearl Harbor) and, through a modular traveling portrait platform, institutional channels, such as church congregations and schools.

Selected Performance Metrics

The following table presents financial and operating data used by our management to assess performance and direct strategic initiatives to improve our performance.

	Fiscal Year (1)
	2003	2002	2001
	(in millions, except percentages and studio information)
Financial and Operating Data:
Sales	$324.8	$296.6	$258.4
Gross profit	80.4	76.7	66.7
Income from operations	34.2	35.5	27.3
Income (loss) before taxes and cumulative effect of accounting change	3.5	(0.5)	(17.4)
Income (loss) before cumulative effect of accounting change (2)	1.4	14.4	(17.6)
Net income (loss) (3)	1.4	14.4	(19.3)

Permanent studios at end of year	2,240	2,001	1,777
New permanent studios	239	224	215
Customers served	7.3	6.7	5.9

Growth over Prior Year:
Sales	9.5%	14.8%	13.6%
Gross profit	4.8%	15.0%	20.1%
Income from operations	(3.6)%	29.8%	40.9%
Income (loss) before taxes and cumulative effect of accounting change	803.9%	97.2%	(78.9)%
Income (loss) before cumulative effect of accounting change	(90.4)%	181.9%	(89.4)%
Net income (loss)	(90.4)%	174.6%	(26.4)%

Permanent studios	11.9%	12.6%	13.8%
New permanent studios	6.7%	4.2%	42.4%
Customers served	9.1%	12.8%	14.0%
Same studio sales percentage increase (4)	1.5%	5.2%	3.2%

(1)	Our fiscal years 2003, 2002, and 2001 ended on February 1, 2004, February 2, 2003 and February 3, 2002, respectively. Our fiscal 2001 consisted of 53 weeks. The other fiscal years presented consisted of 52 weeks.

(2)	Effective for fiscal 2001, we adopted SFAS No. 133. Our Series A preferred stock contains an embedded derivative under SFAS No. 133 which required bifurcation and separate accounting treatment. As a result, we recorded a cumulative effect of accounting change under SFAS No. 133 of $1.7 million in expense for fiscal 2001.

(3)	For fiscal 2001, a valuation allowance was provided against deferred tax assets since we could not predict, based on the weight of available evidence at that time, that it was more likely than not that such deferred tax assets would ultimately be realized. For fiscal 2002, sufficient evidence existed that we would be able to utilize the existing deferred tax assets, with the exception of deferred tax assets generated by operations in Argentina, which were discontinued in fiscal 2000. Therefore, the majority of the valuation allowance was reversed. This change in the valuation allowance generated a tax benefit and additional net income of $18.6 million in fiscal 2002. See Note (6) of our Consolidated Financial Statements.

(4)	We consider a studio to be in our same studio sales calculation once it has been open for fifty-two weeks (i.e., in its fifty-third week). Same studio sales represent Wal-Mart studios, both domestically and internationally, as such calculation is not significant for our non-Wal-Mart-based business.

Executive Summary

Fiscal 2003 was a year of continued progress for our company as we saw our consolidated sales increase 25.7% to $324.8 million in fiscal 2003 from $258.4 million in fiscal 2001 (representing a compound annual growth rate of 12.1%), and our consolidated gross profit increase 20.5% to $80.4 million in fiscal 2003 from $66.7 million in fiscal 2001 (representing a compound annual growth rate of 9.8%). In addition, we achieved positive same studio sales percentage increases in Wal-Mart permanent portrait studios for the fifth consecutive year. All of these increases reflect our successful transition from operating portrait studios primarily in Kmart stores to closing our Kmart studios by the end of fiscal 2000 and accelerating our expansion in Wal-Mart stores. During fiscal 2003 we opened 239 new permanent portrait studios (238 in Wal-Mart and 1 in another retail channel) and we anticipate opening in excess of 200 new permanent portrait studios again in fiscal 2004.

We served 7.3 million, 6.7 million, and 5.9 million customers in fiscal 2003, 2002, and 2001, respectively (representing a compound annual growth rate of 11.0%). We believe we are one of the fastest-growing photography companies operating nationally within large host retailers, and the largest company in the highly fragmented $8.0 billion domestic professional portrait studio industry based on number of permanent studio locations.

Our income from operations was negatively impacted in fiscal 2003 by an increase in our general and administrative expenses of $5.2 million. The most significant change in our general and administrative expense structure was unanticipated increases in workers’ compensation and general insurance expense. We recognized $2.8 million in such workers’ compensation and general insurance expense during the year as a result of insolvent workers’ compensation and general insurance carriers updating their reserves databases for the first time in several months. We have since placed our workers’ compensation and general insurance program with another carrier. The increase in workers’ compensation and general insurance expense contributed to our decrease in income from operations to $34.2 million in fiscal 2003 from $35.5 million in fiscal 2002.

Sales and Expenses

Our sales are derived from the sale of portrait photography and ancillary portrait photography products of which 95.3% is generated in Wal-Mart portrait studios. All such sales are recognized at the time of delivery to the customers. We collect approximately 60% of a customer’s order at the time of photography and the remaining balance is due at the time of delivery. Our policy is to collect, at a minimum, the full price of our advertised special, 50% of the price of the customer’s custom portrait order, 100% of the price of canvas and 16x20 portraits and 100% of the price of all other ancillary items purchased. Because of the retail nature of our services, our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth quarter (typically late October/early November through late January/early February) generally produces a large percentage of annual sales and operating income. The fourth quarter in fiscal 2003, 2002, and 2001 accounted for approximately 33%, 33% and 35%, respectively, of our annual sales and 66%, 62%, and 78%, respectively, of our annual operating income. We believe such seasonal trends will continue for the foreseeable future. Our operations can be adversely affected by inclement weather, especially during the important fourth quarter.

Costs of sales include manufacturing costs (including depreciation) related to the production of portraits including photographic film, paper, processing chemistry and direct labor; salaries, benefits and related overhead (including depreciation) for photography services and sales; fees paid to our host environments; marketing and advertising; and other miscellaneous selling expenses. General and administrative expenses include salaries, benefits (including life and heath and workers’ compensation expense) and related overhead (including depreciation) associated with corporate and field management functions and support services.

Statement of Operations—By Percentage of Sales

The following table presents certain consolidated statement of operations information stated as a percentage of total sales. Certain columns may not add due to rounding.

	Fiscal Year
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of sales	75.2	74.1	74.2

Gross profit	24.8	25.9	25.8
General and administrative	14.2	13.8	14.5
Amortization of intangibles	0.0	0.1	0.8

Income from operations	10.5	12.0	10.6
Interest expense, net	(9.5)	(9.7)	(11.5)
Mark-to-market derivative expense	0.0	(0.9)	(5.8)
Early extinguishment of debt	0.0	(1.5)	0.0

Income (loss) before income taxes and cumulative effect of accounting change	1.1	(0.2)	(6.7)
Income tax (provision) benefit	(0.6)	5.0	(0.1)

Income (loss) before cumulative effect of accounting change	0.4	4.8	(6.8)
Cumulative effect of accounting change	0.0	0.0	(0.7)

Net income (loss)	0.4%	4.8%	(7.5)%

Results of Operations

2003 Fiscal Year Compared With 2002 Fiscal Year.

Sales for fiscal 2003 increased 9.5%, or $28.2 million, to $324.8 million from $296.6 million in fiscal 2002. The increase in total sales was a result of the following:

Amount (in millions)	Attributable to
$ 3.8	1.5% increase in same studio sales in Wal-Mart permanent portrait studios
28.2	238 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
(2.3)	Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited

29.7	Total increase attributable to our Wal-Mart business
0.3	Increase in other retail businesses
(1.8)	Decrease in sales in institutional portraiture as a result of a decrease in photography sessions in churches and schools due to the elimination of unprofitable promotions

$28.2	Total increase in sales

Gross profit for fiscal 2003 increased 4.8% to $80.4 million from $76.7 million in fiscal 2002. Gross profit as a percentage of sales was 24.8% and 25.9% in fiscal 2003 and fiscal 2002, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

%	Attributable to
(0.1)%	Increase in workers’ compensation expense pertaining to retail employees
(0.4)	Increase in life and health insurance costs for retail employees
(0.3)	Change in our product mix
(0.2)	Increase in depreciation expense due to studio expansion
(0.1)	Lower of cost or market write-down of inventory pertaining to low-priced portrait packages sold and not yet delivered

(1.1)%	Total decrease in gross profit percentage

Given the rising costs related to the healthcare industry, we expect to see a continuation of life and health insurance costs increasing as a percentage of sales. The decrease in our gross profit percentage attributable to the change in product mix is a result of favorable customer acceptance of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If customer acceptance of these new product offerings continues to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit percentage.

General and administrative expenses for fiscal 2003 increased 12.6%, or $5.2 million, to $46.3 million from $41.1 million in fiscal 2002. General and administrative expenses as a percentage of sales were 14.2% and 13.9% for fiscal 2003 and 2002, respectively. The increase in total general and administrative expenses was a result of the following:

Amount (in millions)	Attributable to
$ 1.7	Increase in expenses related to 1995 to 2000 plan years administered by insolvent workers’ compensation/general casualty carrier
0.8	Increase in expenses related to 2000 to 2003 plan years administered by second insolvent workers’ compensation/general casualty carrier
0.3	Increase in expenses related to 2003 plan year administered by workers’ compensation/general casualty carrier who discontinued operations in North America

2.8	Total expenses related to insolvent and discontinued workers’ compensation/general casualty carriers
0.4	Increase in other general liability insurance expense
0.5	Loss on disposals of property and equipment
1.6	Increase in payroll cost
0.1	Stock option compensation expense as a result of adopting SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”
(0.2)	Other decreases in general and administrative expenses

$ 5.2	Total increase in general and administrative expenses

During fiscal 2003 we received notification from two insolvent workers compensation carriers, who administered large deductible plans for us, one from 1995 to 2000 and the other from 2000 to 2003, that they had updated their reserve analyses of open claims. The carrier who administered plan years from 1995 to 2000 updated their reserve analyses for the first time in over two years. Additionally, we received notification from a third carrier that they were discontinuing their operations in North America. Effective December 16, 2003, a fourth workers’ compensation carrier is administering our workers’ compensation program. We do not expect to realize additional charges for prior plan years; however, the insolvent carriers may continue to update their reserve databases which may cause us to experience further charges or gains.

Income from operations for fiscal 2003 decreased 3.6% to $34.2 million from $35.5 million in fiscal 2002. Income from operations as a percentage of sales decreased to 10.5% in fiscal 2003 from 12.0% in fiscal 2002. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for fiscal 2003 increased 7.3%, or $2.1 million, to $30.7 million from $28.6 million in fiscal 2002 as a result of the following:

Amount (in millions)	Attributable to
$ 8.0	Increase from Senior Notes issued in June 2002
2.8	Increase from Parent Notes issued in June 2002
0.3	Increase from Senior Secured Credit Facility entered into June 2002
(2.5)	Decrease from Senior Term Loans retired in June 2002
(6.5)	Decrease from Senior Subordinated Debt retired in June 2002

$ 2.1	Total increase in interest expense

The weighted average interest rate on our outstanding debt remained relatively constant at 11.8% in fiscal 2003 as compared to 11.9% in fiscal 2002.

Mark-to-market derivative expense was $0 in fiscal 2003 as compared to $2.8 million in fiscal 2002. Mark-to-market derivative expense represents the mark-to-market adjustment for the embedded derivative in our Series A preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No. 133, which we adopted in fiscal 2001. The embedded derivative value was computed based on several factors including the underlying value of our common stock at a point in time. In December 2002, our shareholders approved modifications to the terms of our Series A preferred stock, and we have determined, based on these modified terms, the embedded derivative no longer meets the requirements for bifurcation and separate accounting. Therefore, we do not anticipate future mark-to-market adjustments related to this derivative.

In June 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a loss on early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Our income tax provision was $2.1 million in fiscal 2003 compared to a $14.9 million income tax benefit in fiscal 2002. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because, based on the weight of available evidence at that time, we determined it was more likely than not that such assets would not be realized. In fiscal 2002, we determined, based on the weight of available evidence, it was more likely than not that such assets would be realized, with the exception of deferred tax assets generated by our operations in Argentina which we discontinued in fiscal 2000. At the end of fiscal 2003, we had federal net operating loss carryforwards of approximately $30 million expiring in various amounts from 2010 through 2023. Additionally, we have minimum tax credit carryforwards with indefinite expiration of approximately $1.3 million. We expect to pay a nominal federal alternative minimum tax for fiscal 2003 as well as nominal state income taxes.

Net income decreased to $1.4 million in fiscal 2003 from $14.4 million in fiscal 2002. The decrease in net income is a result of the net effect of changes in operating income, net interest expense, other income, and income taxes described above.

2002 Fiscal Year Compared With 2001 Fiscal Year.

Sales for fiscal 2002 increased 14.8%, or $38.2 million, to $296.6 million from $258.4 million in fiscal 2001. The increase in total sales was a result of the following:

Amount (in millions)	Attributable to
$6.7	5.2% increase in same studio sales in Wal-Mart permanent portrait studios (adjusted for eliminating the 53rd week in fiscal 2001)
24.2	216 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
1.4	Increase in sales in our Wal-Mart traveling locations

32.3	Total increase attributable to our Wal-Mart business
1.0	Increase in other retail businesses
4.9	Increase in institutional sales due to an increase in photography sessions in schools

$38.2	Total increase in sales

Gross profit for fiscal 2002 increased 15.0% to $76.7 million from $66.7 million in fiscal 2001. Gross profit as a percentage of sales was 25.9% and 25.8% in fiscal 2002 and fiscal 2001, respectively. Prior to the fourth quarter of fiscal 2002, we had experienced an increase in year-to-date gross profit percentage. During the fourth quarter, a severe ice storm in the Charlotte, North Carolina metropolitan area negatively affected our manufacturing and distribution processes, and as a result, our gross profit percentage for the fiscal year remained flat with the prior year.

General and administrative expenses for fiscal 2002 increased 9.7% to $41.1 million from $37.5 million in fiscal 2001. General and administrative expenses as a percentage of sales were 13.9% and 14.5% for fiscal 2002 and 2001, respectively. The increase in total general and administrative expenses was the result of the following:

Amount (in millions)	Attributable to
$ 0.6	Increase in casualty program expenses
0.6	Increase in life and health expenses
0.6	Increase in foreign currency translation loss
0.7	Increase in depreciation expense
(0.7)	Decrease in loss on disposals of property and equipment
(0.5)	Decrease in management restructuring expenses
1.9	Increase in payroll cost
0.4	Increase in other general and administrative expenses

$ 3.6	Total increase in general and administrative expenses

Income from operations for fiscal 2002 increased 29.8% to $35.5 million from $27.3 million in fiscal 2001. Income from operations as a percentage of sales increased to 12.0% in fiscal 2002 from 10.6% in fiscal 2001. This increase reflects the net effect of changes in gross profit and general and administrative expenses as described above as well as the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 had a $1.8 million positive impact on operating income year over year due to amortization of goodwill being discontinued.

Net interest expense for fiscal 2002 decreased 3.6%, or $1.1 million, to $28.6 million from $29.7 million in fiscal 2001 as a result of the following:

Amount (in millions)	Attributable to
$ 11.9	Increase from Senior Notes issued in June 2002
2.9	Increase from Opco Notes issued in June 2002
3.2	Increase from Parent Notes issued in June 2002
0.5	Increase from Senior Secured Credit Facility entered into June 2002
(5.9)	Decrease from Senior Term Loans retired in June 2002
(13.7)	Decrease from Senior Subordinated Debt retired in June 2002

$ (1.1)	Total decrease in interest expense

Mark-to-market derivative expense was $2.8 million in fiscal 2002 as compared to $15.0 million in fiscal 2001. Mark-to-market derivative expense represents the mark-to-market adjustment for the embedded derivative in our Series A preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No. 133 in fiscal 2002 and fiscal 2001

In June 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a loss on early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Our income tax benefit was $14.9 million in fiscal 2002 compared to a $0.2 million income tax provision in fiscal 2001. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because we determined, based on the weight of available evidence at that time, it was more likely than not that such assets would not be realized. In fiscal 2002, we determined, based on the weight of available evidence, it was more likely than not that such assets would be realized, with the exception of assets generated by our operations in Argentina which we discontinued in fiscal 2000. Therefore, the valuation allowance on deferred tax assets was reduced from $18.7 million in fiscal 2001 to $77,000 in fiscal 2002. This resulted in a $18.6 million positive impact on net income. At the end of fiscal 2002, we had federal net operating loss carryforwards of $36 million expiring in various amounts from 2010 through 2023. Additionally, we have minimum tax credit carryforwards with indefinite expiration of approximately $1.1 million.

Our income before the cumulative effect of accounting change increased to $14.4 million in fiscal 2002 from a $17.6 million loss in fiscal 2001. The increase in income is a result of an $8.2 million increase in operating income, a $1.1 million decrease in net interest expense, a $4.6 million decrease due to the loss on early extinguishment of debt, a $12.3 million decrease in mark-to-market derivative expense related to the valuation of the redemption feature of our Series A, and a $15.0 million increase in income tax benefit.

Liquidity and Capital Resources

Liquidity.    Our capital structure is highly leveraged. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are interest payments on our debt, capital expenditures and seasonal working capital. During fiscal 2003, we used $21.3 million in cash on purchases of property and equipment. Our working capital deficit increased by $2.1 million during fiscal 2003.

Over the next twelve months we plan to rely on cash flow from operations and borrowings under our senior secured credit facility to fund our existing operations and finance our expansion plans domestically and internationally. Our assumption about future cash flow generated from operations is based on projections of our performance, which includes assumptions about the growth in number of studios and growth in comparable studio sales, among other factors. If these projections are not achieved, this could adversely impact the amount of cash generated from operations and our access to additional borrowings. Our ability to borrow under the senior secured credit facility will depend on our ability to meet the lenders’ borrowing conditions at the relevant times.

Due to the seasonality of our operations, cash is generally consumed during the first three quarters and generated during the fourth quarter. During the Christmas season, which falls in our fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

We entered into a senior secured credit facility on June 27, 2002, which allows us to borrow up to $50.0 million of which $25.0 million may be letters of credit. The senior secured credit facility is scheduled to terminate on June 27, 2007. As of February 1, 2004, $20.0 million was outstanding in revolving loans in addition to $16.8 million in letters of credit. We had additional availability of $13.2 million. Our outstanding revolving loans bear interest at a rate equal to the London inter-bank offered rate (“LIBOR”) plus 3.5% or, at our option, the Alternate Base Rate (which is the higher of (i) the Bank of America, N.A. prime rate and (ii) the Federal Funds rate plus 0.50%) plus 2.5%. As of February 1, 2004, the weighted average interest rate on this facility was 4.85%. We may prepay loans and reduce the amounts available to us at any time by giving prior notice without premium or penalty. We are required to prepay loans with 100% of the net cash proceeds of all asset sales by us (as defined in the agreement and subject to certain exceptions), 100% of the net cash proceeds from the issuance of debt (subject to certain exceptions), and 100% of the net cash proceeds from the issuance of equity by us (other than net cash proceeds from an initial public offering of our common stock, provided we are not in default), provided that such net cash proceeds from the issuance of equity may be applied to prepay up to 35% of outstanding senior notes of our subsidiaries, PCA LLC and PCA Finance Corp. In addition, we are subject to mandatory prepayment obligations so that from December 15, 2003 through January 15, 2004 the aggregate principal amount of loans outstanding shall not exceed $15.0 million, and from December 15 through January 15 of each year thereafter the aggregate principal amount of loans outstanding shall not exceed $10.0 million.

Our senior secured credit facility contains financial covenants that require us to comply with certain financial ratios and tests. The failure to maintain the required ratios and tests would result in us not being able to borrow under our senior secured credit facility and, if not cured within the grace periods, would result in a default under our senior secured credit facility. As of February 1, 2004, we were in compliance with these ratios and tests:

Ratio/Test (1)	Maximum Allowed	Required Minimum	Actual
	(dollar amounts in thousands)
Consolidated Total Leverage Ratio (2)	5.25		4.72
Consolidated Senior Secured Leverage Ratio (3)	1.25		0.33
Consolidated Fixed Charge Coverage Ratio (4)		1.20	1.83
Consolidated Interest Coverage Ratio (5)		1.75	2.03
Last Twelve Months EBITDA (6)		$45,000	$47,648
Consolidated Net Worth (7)		$(227,027)	$(124,750)
Capital Expenditures (fiscal 2003) (8)	$27,963		$21,645

(1)	Ratios/Tests are as defined in our senior secured credit agreement.

(2)	The Consolidated Total Leverage Ratio was calculated by dividing our debt outstanding of $229,937, as of February 1, 2004, less our cash balance of $4,820, as of February 1, 2004, by Last Twelve Months EBITDA (as defined in our credit agreement; see Note (6) below) of $47,648 for fiscal 2003.

(3)	The Consolidated Senior Secured Leverage Ratio was calculated by dividing our Senior Secured Credit Facility balance of $20,000, as of February 1, 2004, and our other debt balance (from a capital lease and an installment purchase agreement) of $442, as of February 1, 2004, less our cash balance of $4,820 as of February 1, 2004, by Last Twelve Months EBITDA of $47,648 for fiscal 2003.

(4)	The Consolidated Fixed Charge Coverage Ratio was calculated by dividing Last Twelve Months EBITDA of $47,648 for fiscal 2003 less Maintenance Capital Expenditures (as defined in our credit agreement) of $4,480 for fiscal 2003 less income taxes paid in cash of $116 in fiscal 2003 by cash paid for interest of $23,484 in fiscal 2003 and principal payments on debt of $94 made in fiscal 2003.

(5)	The Consolidated Interest Coverage Ratio was calculated by dividing Last Twelve Months EBITDA of $47,648 for fiscal 2003 by cash paid for interest of $23,484 in fiscal 2003.

(6)	Last Twelve Months EBITDA is defined as net income or loss plus net interest expense, income tax expense, depreciation and amortization, nonrecurring expenses, non-cash charges, and management bonuses (up to a maximum of $1 million). Last Twelve Months EBITDA for fiscal 2003 reconciled to net income, the most directly comparable GAAP measure, as follows:

Fiscal 2003
(in thousands)
Last Twelve Months EBITDA	$47,648
Net Interest Expense	(30,706)
Income Tax Provision	(2,092)
Depreciation and Amortization	(11,386)
Nonrecurring Expenses	(495)
Non-Cash Charges	(784)
Management Bonuses	(807)

Net Income	$1,378

(7)	Consolidated Net Worth was calculated by adding Shareholders’ Deficiency and Series A Preferred Stock of $(139,750) and $15,000, respectively, as of February 1, 2004.

(8)	The Maximum Allowed Capital Expenditures for fiscal 2003 was calculated by adding the Maximum Allowed of $25,000 plus the unused portion of fiscal 2002 Maximum Allowed. The unused portion of $2,963 may be carried forward for one year only. Alternatively, Maximum Allowed Capital Expenditures may be calculated by adding the Maximum Allowed for a given year and 50% of the excess over $50,000 in Last Twelve Months EBITDA. Our Capital Expenditures for fiscal 2003 reconciled to Purchases of Property and Equipment in our Consolidated Statement of Cash Flows as follows (in thousands):

Capital Expenditures (fiscal 2003)	$21,645
Property and Equipment Acquired Under Installment Purchase Agreement	(331)

Purchases of Property and Equipment	$21,314

Although not required by our credit agreement, if Net Income, the most directly comparable GAAP measure to Last Twelve Months EBITDA, of $1,378 were used in place of Last Twelve Months EBITDA of $47,648 in the calculation of the Consolidated Total Leverage Ratio, the Consolidated Senior Secured Leverage Ratio, the Consolidated Fixed Charge Coverage Ratio, and the Consolidated Interest Coverage Ratio, these ratios would have been 163.37, 11.34, (0.14), and .06, respectively.

Last Twelve Months EBITDA (as well as many of the above ratios and tests) is not a measure of financial performance under GAAP and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income (or the other most directly comparable GAAP measures).

As of January 30, 2005, the ratios and tests will be as follows:

Ratio/Test (1)	Maximum Allowed	Required Minimum
	(dollar amounts in thousands)
Consolidated Total Leverage Ratio	5.00
Consolidated Senior Secured Leverage Ratio	1.25
Consolidated Fixed Charge Coverage Ratio		1.25
Consolidated Interest Coverage Ratio		2.00
Last Twelve Months EBITDA (as defined in agreement)		$51,000
Consolidated Net Worth		$(227,027)
Capital Expenditures (fiscal year 2004) (2)	$30,355

(1)	Ratio/Tests are as defined in our senior secured credit facility agreement.

(2)	The Maximum Allowed Capital Expenditures for fiscal 2003 represents a $27.0 million maximum plus the unused portion of the Maximum from fiscal 2003.

On June 27, 2002, PCA International, Inc. issued $30.0 million of senior subordinated discount notes (the “Parent Notes”). The Parent Notes are subordinated to the guarantee of our senior secured credit facility and our senior notes by PCA International, Inc. The Parent Notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the Parent senior subordinated discount notes semiannually, in arrears. As of February 1, 2004, $8.1 million had been added to the outstanding principal amount. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. We must repay in full all amounts outstanding under the Parent Notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The Parent senior subordinated discount notes contain covenants and other restrictions that restrict our ability to engage in certain activities. As of February 1, 2004, we were in compliance with such covenants.

On June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes (the “Opco senior subordinated notes”). The Opco senior subordinated notes are subordinated to our senior secured credit facility and our senior notes and are guaranteed by PCA International, Inc. and all of PCA LLC’s domestic subsidiaries. The Opco senior subordinated notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. We must repay in full all amounts outstanding under the Opco senior subordinated notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The Opco senior subordinated notes contain covenants and other restrictions that restrict our ability to engage in certain activities. As of February 1, 2004, we were in compliance with such covenants.

On June 27, 2002, PCA LLC and PCA Finance Corp. issued $165 million of senior notes. The senior notes are unsecured, bear interest at an annual rate of 11.875% and mature on August 1, 2009. PCA LLC and PCA Finance Corp. may redeem the senior notes at their option at any time at the greater of 101% of the principal amount of the notes or a make-whole premium, plus accrued and unpaid interest to the redemption date. The senior notes contain covenants and other restrictions that restrict our ability to engage in certain activities.

Purchases of Property and Equipment.    Purchases of property and equipment were $21.3 million in fiscal 2003, $17.0 million in fiscal 2002, and $13.1 million in fiscal 2001. Purchases of property and equipment were principally for equipment and leasehold improvements in new permanent studios, as well as for expenditures for the upgrade of certain processing equipment in our two laboratory and processing facilities, and new computing equipment in our corporate office. Purchases of property and equipment in fiscal 2003, 2002, and 2001 were financed from operations in addition to borrowings under our credit facilities. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $25 million in purchases of property and equipment in fiscal 2004 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured credit facility.

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $18.3 million, $31.0 million, and $12.7 million in fiscal 2003, 2002, and 2001, respectively. The decrease in cash provided by operating activities of $12.6 million in fiscal 2003 was mainly due to the $13.0 million decrease in our net income. The increase in cash provided by operating activities of $18.3 million in fiscal 2002 was due to the $8.1 million increase in our operating income, the $7.2 million increase in changes in accrued interest expense, the $1.9 million increase in paid-in-kind interest and a $1.1 million increase in other operating cash flow components.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $21.3 million in fiscal 2003, $17.0 million in fiscal 2002, and $13.1 million in fiscal 2001. Net cash used in investing activities increased $4.3 million in fiscal 2003, $3.9 million in fiscal 2002, and $3.7 million in fiscal 2001. The primary reason for these increases was the acceleration of our expansion in the Wal-Mart host environment.

Net Cash Used in Financing Activities.    Net cash provided by financing activities was $6.0 million in fiscal 2003 and net cash used in financing activities was $14.6 million in fiscal 2002, and $1.0 million in fiscal 2001. The increase in net cash provided in fiscal 2003 and net cash used in fiscal 2002 was primarily the result of our debt restructuring in June 2002.

Interest Rate Exposure.    Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. During fiscal 2000, we entered into an interest rate cap that established a maximum interest rate for a specified dollar amount of debt. If the current market interest rate is below the maximum agreed-upon rate, we would pay interest on the specified dollar amount of debt, based on the current market rate. If the current market rate is greater than the maximum agreed-upon rate, we would pay interest on the specified dollar amount of debt based on the maximum rate. The fair market values of the cap at February 3, 2002, and at January 28, 2001, were $0 and $40,000, respectively. The interest rate cap agreement expired December 3, 2002. As of February 1, 2004, we have no interest rate hedging agreements. A 100 basis point change in the interest rate on our senior secured credit facility would have a $0.3 million effect on income before taxes based on the average outstanding balance on our senior secured credit facility for fiscal 2003.

Contractual Obligations and Commercial Commitments

The table below summarizes the material contractual cash obligations and other commercial commitments of PCA International, Inc. and its subsidiaries as of February 1, 2004. In addition to the commitments reflected in the table below, we have several other commitments that are not quantifiable at present. We have a contract with Agfa Corporation that requires us to purchase substantially all of our photographic film, paper and processing chemistry from Agfa Corporation, but does not specify a minimum purchase amount. We also have license and lease agreements with each of our retail hosts, which require us to pay them a percentage of our sales on a monthly basis. We provide life and health insurance benefits to employees under a plan effective February 1, 1992. The plan was terminated in March 1993 and only employees in the plan prior to March 1993 are eligible for benefits. The plan currently has 68 participants and therefore the maximum commitment for future periods is $0.2 million per year. In addition, we participate in large deductible workers’ compensation and general insurance plans and we have established reserves for claims under these plans that have been reported but not paid and have been incurred but not reported. As of February 1, 2004, $3.9 million represented the estimated long-term portion of the reserves for these claims. These reserves have been excluded from the table below as we are uncertain as to the timing of when cash payments may be required.

The table below excludes all amounts classified as current liabilities in our Consolidated Balance Sheet as of February 1, 2004, other than current maturities of long-term debt. The majority of current liabilities on our Consolidated Balance Sheet as of February 1, 2004, will be paid in cash in fiscal 2004.

	Repayment by period
	Total	Less than 1 year (fiscal 2004)	2-3 years (fiscal 2005 & 2006)	4-5 years (fiscal 2007 & 2008)	More Than 5 years (beyond fiscal 2008)
	(in millions)
Long-term debt obligations:
Lines of credit (senior secured credit facility)	$20.0	$10.0	$—	$10.0	$—
Senior notes due 2009	165.0	—	—	—	165.0
Opco senior subordinated notes	10.0	—	—	—	10.0
Parent senior subordinated discount notes	38.1	—	—	—	38.1
Capital lease obligations	0.1	0.1	—	—	—

Total long-term debt obligations	233.2	10.1	—	10.0	213.1

Purchase obligations:
Installment purchase agreement	0.4	0.2	0.2	—	—

Other obligations:
Operating lease obligations	1.8	1.0	0.4	0.2	0.2
Severance agreements with former employees	0.1	0.1	—	—	—
Series A preferred stock	15.0	—	—	—	15.0

Total other obligations	16.9	1.1	0.4	0.2	15.2

Total contractual cash obligations	$250.5	$11.4	$0.6	$10.2	$228.3

Off Balance Sheet Arrangements:

We have no off balance sheet arrangements other than the operating leases noted in Footnote 8 of the Consolidated Financial Statements attached herein.

Critical Accounting Policies

In preparing the financial statements in accordance with accounting principles generally accepted in the United States (GAAP), we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates and those estimates can change from period to period. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable; however, we believe that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material effect on our consolidated results of operations, financial position, or liquidity for the periods presented here.

Our most critical accounting policies include revenue recognition and deferred costs, postretirement benefits, workers’ compensation, general insurance liability amounts, recoverability of deferred tax assets, derivative financial instruments and depreciation of property and equipment.

Revenue Recognition and Deferred Costs.    We record photographic sales when portraits and/or other merchandise are delivered to our customers. We collect approximately 60% of a customer’s portrait order at the time of photography and treat this payment as a deposit (recorded in current liabilities on our balance sheet). Our policy is to collect, at a minimum, the full price of the advertised special, 50% of the price of the customer’s custom portrait order, 100% of the price of canvas and 16x20 portraits and 100% of the price of all other ancillary items purchased. At the time portraits are delivered to the customer, sales are recorded and the outstanding balance on the customer’s order is collected, unless the customer does not accept the photographs, which results in a refund to the customer. Costs relating to portraits processed, or in process, are deferred as incurred and expensed when the related photographic sales are recognized.

Workers’ Compensation and General Insurance.    We participate in large deductible workers’ compensation and general insurance plans. We have established reserves for worker’s compensation and general insurance claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. The amount of these reserves could differ from our ultimate liability related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates. See discussion in “—Results of Operations” above.

Income Tax.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided against deferred tax assets if, based on the weight of available evidence, we determine that it is more likely than not that such assets will not ultimately be realized. During fiscal 2002, we determined that it was more likely than not that such assets would be realized. As a result, the valuation allowance was reduced to $77,000 in fiscal 2002 from $18.7 million in fiscal 2001.

Goodwill.    In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. We test for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. In evaluating goodwill for impairment, we compare the fair value of our retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit. This represents the first step of the impairment test. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we are then required to proceed to the second step of the impairment test. The second step compares the implied fair value of reporting unit goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, we recognize an impairment in an amount equal to that excess.

Fair value is derived utilizing the income approach, which considers expected returns on an investment and are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment.

At February 2, 2004 (the date of our latest impairment test), the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at February 1, 2004.

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

Long-Lived Asset Impairments.    We evaluate the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be fully recoverable. We evaluate the recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted future cash flows (excluding interest) during the remaining life of the asset group. For long-lived assets, an impairment exists when the carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, the asset’s carrying value is adjusted to its estimated fair value. As these assumptions and estimates may change over time, it may or may not be necessary for us to record impairment charges

Inflation

Over the past few years, inflation has not had a significant impact on our financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Exposure” in Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” contained herein.

We conduct business in foreign currencies in Canada, Mexico, Germany and the U.K. A 10% change in the value of all foreign currencies would not have a material effect on our net income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report	37

Consolidated Balance Sheets as of February 1, 2004 and February 2, 2003 (as revised)	38

Consolidated Statements of Operations for the fiscal years ended February 1, 2004, February 2, 2003, and February 3, 2002	40

Consolidated Statements of Shareholders’ Deficiency and Comprehensive Income (Loss) for the fiscal years ended February 1, 2004, February 2, 2003 (as revised), and February 3, 2002	41

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2004, February 2, 2003, and February 3, 2002	42

Notes to Consolidated Financial Statements	43

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of

PCA International, Inc.:

We have audited the accompanying consolidated balance sheets of PCA International, Inc. and subsidiaries (the “Company”) as of February 1, 2004 and February 2, 2003, and the related consolidated statements of operations, shareholders’ deficiency and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended February 1, 2004. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PCA International, Inc. and subsidiaries at February 1, 2004 and February 2, 2003 and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3, 12, and 1, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 29, 2001, adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on February 4, 2002, and adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” on February 3, 2003.

As discussed in Note 9, the consolidated balance sheet as of February 2, 2003 and the consolidated statement of shareholders’ deficiency and comprehensive income (loss) for the year then ended have been revised.

/s/    DELOITTE & TOUCHE LLP

April 23, 2004

Charlotte, North Carolina

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 1, 2004	February 2, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,820	$2,522
Accounts receivable	2,349	1,723
Inventories	12,236	10,542
Deferred income taxes	3,124	4,303
Prepaid expenses and other assets	4,018	2,971

Total current assets	26,547	22,061
PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,305
Buildings and improvements	13,117	12,698
Photographic, sales and finishing equipment	139,742	123,530
Studio improvements	23,566	19,457
Construction in progress	1,085	1,143

Total	179,816	159,133
Less accumulated depreciation and amortization	111,776	101,371

Property and equipment, net	68,040	57,762
GOODWILL	51,643	51,557
DEFERRED FINANCING COSTS, NET	8,466	10,023
DEFERRED INCOME TAXES, NONCURRENT	10,316	11,027
OTHER ASSETS	34	39

TOTAL ASSETS	$165,046	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	February 1, 2004	February 2, 2003
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$10,000	$—
Current portion of long-term debt	279	94
Accounts payable—trade	23,672	26,627
Accrued insurance	4,055	3,960
Accrued income taxes	858	495
Accrued compensation	5,270	4,740
Accrued interest	10,197	12,084
Other accrued liabilities	10,128	9,853

Total current liabilities	64,459	57,853
LONG-TERM DEBT	219,658	217,153
OTHER LIABILITIES	5,679	3,791

TOTAL LIABILITIES	289,796	278,797
COMMITMENTS AND CONTINGENCIES SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares) (February 2, 2003, as revised; see Note 9)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; outstanding—2,294,352 shares at fiscal 2003 and 2,293,152 shares at fiscal 2002)	459	458
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding at fiscal 2003 and 2002—287)	642	642
Warrants to purchase common stock (issued and outstanding at fiscal 2003 and 2002—306,610	2,947	2,947
Additional paid-in capital (February 2, 2003, as revised; see Note 9)	23,668	23,273
Deferred compensation	(333)	—
Accumulated deficit (February 2, 2003, as revised; see Note 9)	(166,851)	(168,229)
Accumulated other comprehensive loss	(282)	(419)

Total shareholders’ deficiency (February 2, 2003, as revised, see Note 9)	(139,750)	(141,328)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$165,046	$152,469

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Fiscal Years Ended
	February 1, 2004	February 2, 2003	February 3, 2002
SALES	$324,814	$296,616	$258,403
COST OF SALES	244,375	219,872	191,658

GROSS PROFIT	80,439	76,744	66,745
GENERAL AND ADMINISTRATIVE	46,263	41,090	37,450
AMORTIZATION OF INTANGIBLES	—	192	1,971

INCOME FROM OPERATIONS	34,176	35,462	27,324
INTEREST INCOME	10	14	44
INTEREST EXPENSE	(30,716)	(28,624)	(29,727)
MARK-TO-MARKET DERIVATIVE EXPENSE	—	(2,776)	(15,026)
EARLY EXTINGUISHMENT OF DEBT	—	(4,569)	—

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,470	(493)	(17,385)
INCOME TAX BENEFIT (PROVISION)	(2,092)	14,869	(168)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,378	14,376	(17,553)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(1,728)

NET INCOME (LOSS)	$1,378	$14,376	$(19,281)

PRO FORMA FOR APPLICATION OF SFAS NO. 123:
NET INCOME (LOSS)	$1,347	$14,345	$(19,310)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Warrants to Purchase Series A Redeemable Convertible Preferred Stock		Warrants to Purchase Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Compre- hensive Income (Loss)	Accumul- ated Other Compre- hensive Income (Loss)	Total Share- holders’ Deficiency
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 28, 2001:	2,293,152	$458	—	$—	254,150	$1,982	$—	$—	$(162,356)		$(90)	$(160,006)
Comprehensive loss:
Net loss									(19,281)	$(19,281)		(19,281)
Foreign currency translation adjustment, net of taxes										(428)	(428)	(428)

Total comprehensive loss										$(19,709)

Accretion of Series A redeemable convertible preferred stock									(536)			(536)
Issuance of warrants					254,150	2,861						2,861

BALANCE, FEBRUARY 3, 2002:	2,293,152	458	—	—	508,300	4,843	—	—	(182,173)		(518)	(177,390)
Comprehensive Income:
Net income									14,376	$14,376		14,376
Foreign currency translation adjustment, net of taxes										99	99	99

Total comprehensive income										$14,475

Accretion of Series A redeemable convertible preferred stock (as revised; see Note 9)									(432)			(432)
Reclassification of embedded derivative (as revised; see Note 9)							20,412					20,412
Issuance of warrants			287	642	52,460	965						1,607
Cancellation of warrants					(254,150)	(2,861)	2,861					—

BALANCE, FEBRUARY 2, 2003 (as revised; see Note 9):	2,293,152	458	287	642	306,610	2,947	23,273	—	(168,229)		(419)	(141,328)
Comprehensive Income:
Net income									1,378	$1,378		1,378
Foreign currency translation adjustment, net of taxes										137	137	137

Total comprehensive income										$1,515

Stock option compensation							386	(333)				53
Issuance of common stock	1,200	1					9					10

BALANCE, FEBRUARY 1, 2004:	2,294,352	$459	287	$642	306,610	$2,947	$23,668	$(333)	$(166,851)		$(282)	$(139,750)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended
	February 1, 2004	February 2, 2003	February 3, 2002
OPERATING ACTIVITIES:
Net income (loss)	$1,378	$14,376	$(19,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,386	10,090	11,027
Amortization of deferred financing cost	1,642	2,114	2,868
Interest expense-effective interest method	—	(509)	(514)
Paid-in-kind interest	5,579	4,135	2,232
Cumulative effect of accounting change	—	—	1,728
Change in fair value of derivative instruments	—	2,776	15,026
Early extinguishment of debt	—	4,569	—
Amortization of debt discounts	614	374	—
Stock compensation expense	53	—	—
Decrease in allowance for doubtful accounts	—	—	(31)
Provision for deferred income taxes	1,890	(15,330)	—
Loss on disposal of property and equipment	781	46	228
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(626)	(230)	(374)
Inventories	(1,694)	(2,226)	(1,922)
Prepaid expenses and other assets	(987)	51	(898)
Other noncurrent assets	5	(32)	75
Accounts payable—trade	(2,955)	2,571	2,035
Accrued expenses	988	931	(1,090)
Accrued interest	(1,887)	7,848	611
Other current accrued liabilities	275	112	(58)
Other non-current accrued liabilities	1,888	(694)	1,033

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,330	30,972	12,695

INVESTINGS ACTIVITIES:
Purchases of property and equipment	(21,314)	(17,037)	(13,087)
Proceeds from sales of property and equipment	14	—	—

NET CASH USED IN INVESTING ACTIVITIES	(21,300)	(17,037)	(13,087)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	—	162,060	—
Proceeds from issuance of PCA International, Inc. senior subordinated discount notes	—	30,000	—
Proceeds from issuance of PCA LLC senior subordinated notes	—	10,000	—
Increase in borrowings under senior secured credit facility	93,000	79,700	42,264
Repayment of senior secured credit facility and capital lease obligations	(86,894)	(74,983)	(33,137)
Repayment of senior subordinated term loans	—	(210,393)	(8,375)
Deferred financing cost	(85)	(10,982)	(1,715)
Issuance of common stock	10	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,031	(14,598)	(963)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(763)	300	(582)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,298	(363)	(1,937)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,522	2,885	4,822

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,820	$2,522	$2,885

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$24,658	$14,106	$24,415

Income taxes paid	$116	$23	$244

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Service contract acquired under installment purchase agreement	$60	$—	$—

Property and equipment acquired under installment purchase agreement	$331	$—	$—

Property and equipment acquired under capital lease	$—	$—	$269

Issuance of warrants	$—	$1,607	$2,861

Cancellation of warrants	$—	$(2,861)	$—

Paid-in-kind interest	$5,579	$4,135	$2,232

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except share data, per share data and where noted)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—PCA International, Inc. and its subsidiaries (the “Company”) are engaged in the sale and processing of professional color portraits of children, adults and families. The Company operates portrait studios within Wal-Mart stores and supercenters in the United States (“U.S.”), Canada, Mexico, Germany and the United Kingdom (“U.K.”) as well as other retail channels, such as Meijer, Inc. and select military bases. The Company also operates a modular traveling business providing portrait photography services in additional retail locations and to church congregations and other institutions.

Principles of Consolidation—The consolidated financial statements include the accounts of PCA International, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the Sunday nearest the end of January. The fiscal years 2003 and 2002 ended February 1, 2004 and February 2, 2003, respectively, and included 52 weeks, while the fiscal year 2001 ended February 3, 2002 and included 53 weeks. The Company’s fiscal quarters are generally thirteen-week periods. In 53-week years, the fourth quarter has fourteen weeks.

Concentrations:

Source of Revenue—Approximately 95.3%, 94.3%, and 95.7% of sales for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002, respectively, were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the U.S., Canada, Mexico, Germany, and the U.K. that commit the Company to a percentage-of-sales commission payable to Wal-Mart. The agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond the Company’s control.

Source of Supply—The Company purchases substantially all of its photographic film, paper, and processing chemistry from one supplier. Although there are a limited number of manufacturers of these products, management believes other suppliers could provide similar products.

Foreign Operations—Included in the Company’s consolidated balance sheets at February 1, 2004 and February 2, 2003 are net liabilities of $0.6 million and net assets of $1.3 million, respectively, located in Mexico, net assets of $2.8 million and net liabilities of $36, respectively, located in Canada, net liabilities located in Germany of $1.1 million and $0.3 million, and net liabilities located in the U.K. of $0.2 million and $12, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include, but are not limited to, deferral of costs related to undelivered portraits, worker’s compensation and general property and casualty liability insurance reserves, useful lives of property and equipment, the fair value of the Company’s common stock and derivative instruments and the valuation allowance for deferred tax assets, if necessary. Actual results could differ from those estimates.

Foreign Currency Transactions—Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal period. Gains and losses on foreign currency transactions are included in the determination of net income for the period. Such gains and losses were immaterial for fiscal 2003, 2002, and 2001.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable—Due to the nature of accounts receivable, there was no allowance for doubtful accounts at February 1, 2004 and February 2, 2003.

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

Construction-in-progress represents short-term capital projects such as camera, background, and lighting system construction. Depreciation of these assets begins at the time the projects are completed and placed into service.

Maintenance and repairs are charged to expense as incurred. When properties are disposed, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Amounts included in Property and Equipment representing assets under capital leases and an installment purchase agreement are $600 and $269 as of February 1, 2004 and February 2, 2003, respectively.

Depreciation and amortization expense for all property and equipment for fiscal years ended February 1, 2004, February 2, 2003, and February 3, 2002 was $11.4 million, $9.9 million, and $9.1 million, respectively.

Impairment of Long-Lived Assets—Under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted February 4, 2002, the Company evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted future cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. There is no impairment in fiscal 2004.

Goodwill—During fiscal 1996, the Company purchased the outstanding common stock of American Studios, Inc. (“ASI”). The acquisition was accounted for by the purchase method and the excess of the purchase price over the fair value of the net identifiable assets acquired, (approximately $60.7 million), was recorded as goodwill. Prior to February 4, 2002, goodwill was amortized on a straight-line basis over 35 years. Other

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired intangibles are amortized on a straight-line basis over their estimated useful lives. On February 4, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. Goodwill is assessed at least annually, or more frequently when events or circumstances indicate that impairment might have occurred Impairment would be recognized when the expected discounted future operating cash flows derived from such intangible assets are less than their carrying value (see Note 12).

In evaluating goodwill for impairment, the Company compares the fair value of its retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit. This represents the first step of the impairment test. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company is then required to proceed to the second step of the impairment test. The second step compares the implied fair value of reporting unit goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, the Company would recognize an impairment in an amount equal to that excess.

Fair value is derived utilizing the income approach, which considers expected returns on an investment that are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment.

At February 2, 2004 (the date of the Company’s latest impairment test), the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above, and the Company recognized no impairment of the carrying value of goodwill on the balance sheet at February 1, 2004.

Deferred Financing Costs—Deferred financing costs primarily consist of fees and expenses incurred in obtaining long-term financing. The deferred costs are amortized over the life of the associated debt, ranging from 5 to 8 years. Accumulated amortization as of February 1, 2004 and February 2, 2003 totaled $2.6 million and $1.0 million, respectively.

Insurance—The Company is self insured for employee health benefits and participates in large deductible insurance plans relating to workers’ compensation and general property and casualty liabilities. The Company has stop-loss coverage to limit the exposure arising from these claims. Losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and the Company’s historical experience.

Postretirement Benefits—The Company sponsors a postretirement health care plan for certain retirees and employees. The Company measures the cost of its obligations based on actuarial assumptions. This benefit is accrued and covers a very small portion of the Company’s base of employees and retirees (see Note 7).

Revenue Recognition and Deferred Costs—Sales are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed, or in process, are deferred and included in inventory as incurred and expensed when the related photographic sales are recognized.

Cost of Sales—Cost of sales consists of the following components: (1) advertising materials and supplies needed for photography and sales, including film and equipment depreciation; (2) the cost to produce portraits, including freight, direct labor, depreciation and management of photography and production facilities; (3) the

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

production of directories for churches and other institutions and commissions paid to the host store; and (4) the labor and commissions paid to employees for all phases of customer acquisition, photography and sales processes, associated payroll taxes, related benefits and travel.

Advertising—Costs associated with advertising are charged to operations at the time the advertisement is first distributed. Advertising expenses were $14.9 million, $14.5 million, and $12.7 million for the years ended February 1, 2004, February 2, 2003, and February 3, 2002, respectively.

Studio Pre-opening Costs—Costs of opening new retail studios are charged to operations as incurred.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets if, based on the weight of available evidence, the Company determines that it is more likely than not those assets will not ultimately be realized (see Note 6).

Derivative Financial Instruments—On January 29, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. From time to time, depending on the Company’s debt structure, the Company uses derivative financial instruments designated as cash flow hedges, such as interest rate swaps, interest rate collars, and interest rate cap agreements to manage exposure due to changes in cash interest requirements on its variable rate debt. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Company’s derivative instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. The Company may enter into certain hedging agreements to reduce its exposure to market risks from changing interest rates (“interest rate swaps”). When utilizing an interest rate swap agreement, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the debt if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately (see Note 3).

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

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt. If the current market rate is below the maximum agreed-upon rate, the Company will pay interest on the specified dollar amount of debt, based on the current market rate. If the current market rate is greater than the maximum agreed-upon rate, the Company will pay interest on the specified dollar amount of debt based on the maximum rate (see Note 3).

It is not the Company’s current intention to enter into agreements, which contain embedded derivatives. However, if such agreements are executed, the Company will assess any embedded derivative based on the criteria outlined in SFAS No. 133 to determine if the derivative is required to be bifurcated and accounted for separately. As of February 3, 2002, the Company had one such derivative in its Series A redeemable convertible preferred stock (“Series A preferred stock”) (see Note 3). On December 20, 2002, the Company’s shareholders approved changes in the terms of the Series A preferred stock, which removes the need to bifurcate and account for separately an embedded derivative (see Note 3 and Note 9).

Research and Development—The Company incurred $1.0 million, $0.9 million, and $0.9 million related to research and development activities during the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002, respectively. Such costs are charged to cost of sales as incurred.

Accounting Change—Stock-Based Compensation—Prior to fiscal 2003, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense relating to stock options granted to employees was recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant (see Note 10). As such, no compensation expense related to stock options was recognized in the consolidated financial statements in fiscal 2002 and 2001.

During the fourth quarter of fiscal 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 states the adoption of the fair value based method is a change to a preferable method of accounting. Management believes use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation.

Under the prospective transition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or February 2, 2003. Prior awards will continue to be accounted for under the intrinsic value method.

The adoption of the fair value based method decreased income from operations by $53 in fiscal 2003. The pro forma results disclosed for the current year differ from the actual results, because under APB Opinion No. 20, “Accounting Changes,” the pro forma results are computed as if SFAS No. 123 had been applied for all periods, whereas, the adoption of SFAS No. 123 in the current year is applied only to awards granted subsequent to February 2, 2003.

Employee stock-based compensation expense determined using the fair value based method applied prospectively is not necessarily indicative of future amounts when the fair value based method will apply to all outstanding, non-vested awards, as non-vested awards issued to employees prior to February 3, 2003, were, and continue to be, accounted for using the intrinsic value based provisions of APB Opinion No. 25.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the application of the change on income from operations and net loss for the quarters ended May 4, August 3, and November 2, 2003 are as follows:

	13 weeks ended May 4, 2003	13 weeks ended August 3, 2003	13 weeks ended November 2, 2003
Income from operations
As reported	$4,692	$5,179	$1,655
Revised for application of SFAS 123	$4,681	$5,168	$1,644
Net loss
As reported	$(1,675)	$(1,383)	$(1,486)
Revised for application of SFAS 123	$(1,686)	$(1,394)	$(1,497)

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net income as reported and the pro forma amounts are indicated below:

	For the Fiscal Years Ended
	February 1, 2004	February 2, 2003	February 3, 2002
Net income (loss) attributable to common shareholders:
As reported	$1,378	$14,376	$(19,281)

Less:
Additional compensation expense	31	31	29

Pro forma	$1,347	$14,345	$(19,310)

Fair Value of Financial Instruments—The Company is required to disclose in its consolidated financial statements the fair value of all financial instruments, including assets and liabilities both on and off the balance sheet, for which it is practicable to estimate such fair value. Fair value methods, assumptions and estimates for the Company are as follows:

•	Cash and cash equivalents, accounts receivable, prepaid expenses, short-term borrowings, accounts payable—trade and accrued expenses—the carrying amount approximates fair value because of the short maturity of these instruments.

•	Noncurrent liabilities—the carrying amount approximates fair value because such liabilities consist primarily of accrued interest based on the effective interest method and derivative instruments recorded at fair value.

The Company’s long-term debt has fair values as of February 1, 2004 and February 2, 2003 of approximately $253.9 million and $231.5 million, respectively, and carrying values of $229.9 million and $217.2 million, respectively (see Note 2). The fair value of the publicly held bonds is based on quoted market prices as of February 1, 2004 and February 2, 2003.

Related Party—The Company reimbursed its principal shareholder for certain expenses incurred by the shareholder on behalf of the Company for the years ended February 1, 2004, February 2, 2003 and February 3, 2002 in the amounts of $6, $52, and $73, respectively.

Reclassifications—Certain financial statement items have been reclassified to conform to the current year’s format.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    DEBT

On June 27, 2002, PCA LLC (“Issuer”) and PCA Finance Corp. (“Co-issuer”) issued $165 million of 11.875% senior notes due 2009 (“Senior Notes”) at an offering price of 98.218%. The Senior Notes discount of $2.9 million is being amortized to interest expense on a straight-line basis, which approximates the effective interest method, through August 1, 2009. In connection with this issuance, the Company contributed all of the equity it held in its subsidiaries to PCA LLC, a newly formed entity, so that all subsidiaries are directly or indirectly owned by PCA LLC. Additionally, PCA LLC entered into an agreement with the Company whereby the Company transferred substantially all of its assets and assigned all contracts to which it was a party, except for certain instruments relative to its stock option plan and other equity arrangements, to PCA LLC. In accordance with SFAS No. 141, “Business Combinations,” the Company has recorded this transfer of equity interests and assets at carrying amounts since the exchange occurred between entities under common control. Payment of the $165 million Senior Notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries (other than the Co-issuer) (see Note 13 for guarantor and nonguarantor financial information). Interest is paid semi-annually on February 1 and August 1 of each year.

PCA LLC entered into a new 5 year senior secured credit facility on June 27, 2002, which allows PCA LLC to borrow up to $50.0 million of which $25.0 million may be letters of credit. Outstanding revolving loans under this credit facility bear interest at a rate equal to the London inter-bank offered rate (“LIBOR”) plus 3.5% or, at PCA LLC’s option, the Alternate Base Rate (which is the higher of (i) the Bank of America, N.A. prime rate and (ii) the Federal Funds rate plus 0.50%) plus 2.5%. PCA LLC may prepay loans and reduce the amounts available to PCA LLC at any time by giving prior notice without premium or penalty. PCA LLC is required to prepay loans with 100% of the net cash proceeds of all asset sales by the Company and its subsidiaries (subject to certain restrictions), 100% of the net cash proceeds from the issuance of debt (subject to certain restrictions), and 100% of the net cash proceeds from the issuance of equity by the Company and/or any of its subsidiaries, provided that such net cash proceeds may be applied to prepay up to 35% of the outstanding Senior Notes. In addition, PCA LLC is subject to mandatory prepayment obligations so that from December 15, 2002 through January 15, 2003 the aggregate principal amount of loans outstanding shall not exceed $20.0 million, from December 15, 2003 through January 15, 2004 the aggregate principal amount of loans outstanding shall not exceed $15.0 million, and from December 15 through January 15 of each year thereafter the aggregate principal amount of loans outstanding shall not exceed $10.0 million. At February 1, 2004, $10.0 million in aggregate principal was outstanding and classified as short-term borrowings, $10.0 million in aggregate principal was outstanding and classified as long-term debt, $16.8 million in letters of credit was outstanding, and $13.2 million was available for borrowings under the facility. The weighted average interest rate on aggregate principal outstanding at February 1, 2004 and February 2, 2003 was 4.9% and 5.0%, respectively. PCA LLC’s senior secured credit facility contains financial covenants that require PCA LLC to comply with certain financial ratios and tests. At February 1, 2004, the Company was in compliance with such covenants.

Also on June 27, 2002, PCA International, Inc. issued $30.0 million of senior subordinated discount notes (“Parent Notes”), PCA LLC issued $10.0 million of senior subordinated notes (“Opco Notes”) and PCA International, Inc. issued warrants to purchase common stock and preferred stock of the Company (see Note 9) related to both the Parent Notes and the Opco Notes. The value of the warrants at the time of issuance, $1.6 million, has been treated as a discount to the Parent Notes and the Opco Notes with the discount being amortized to interest expense through June 27, 2010.

The Parent Notes are subordinated to the guarantee of the new senior secured credit facility and the Senior Notes by PCA International, Inc. The Parent Notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the Parent Notes semiannually, in arrears (“paid-in-kind interest”). After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 16.5%. In fiscal 2003 and fiscal 2002, as a result, $5.6 million and $2.5 million, respectively, was added to the outstanding principal amount. PCA International, Inc. must repay in full all amounts outstanding under the Parent Notes by June 27, 2010. PCA International, Inc. may repay amounts outstanding in whole or in part at specified premiums at any time. The Parent Notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict the Company’s and its subsidiaries’ ability to engage in certain activities. At February 1, 2004, the Company was in compliance with such covenants.

The Opco Notes are subordinated to the new senior secured credit facility and the Senior Notes and are guaranteed by PCA International, Inc. and all of PCA LLC’s domestic subsidiaries (other than the Co-issuer). The Opco Notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. PCA LLC must repay in full all amounts outstanding under the Opco Notes by June 27, 2010. PCA LLC may repay amounts outstanding in whole or in part at specified premiums at any time. The Opco Notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict the Company’s and its subsidiaries’ ability to engage in certain activities. At February 1, 2004, the Company was in compliance with such covenants.

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

Prior to June 27, 2002, debt financing consisted of (a) $150 million in Senior Credit Facility (“Credit Facility”), and (b) $100 million in Senior Subordinated Debt converted to term loans (“Bridge Loans”). The Credit Facility included a $35 million five-year term loan (“Tranche A”), a $90 million seven-year term loan (“Tranche B”) and a $25 million five-year revolving line of credit (“Revolving Credit Facility”). The term loans were due in quarterly installments of principal and interest, which increased on an aggregate annual basis from $3.5 million in the first year to $42.5 million in the seventh year. At February 3, 2002, the Company had $9 million in short-term borrowings outstanding under the Revolving Credit Facility, $10 million in standby letters of credit outstanding, and $6 million available under its revolving credit facility. The weighted average interest rate on short-term borrowings at February 3, 2002 was 5.48%.

Interest rates under the Credit Facility were based on LIBOR (or a bank base rate, as selected by the Company) plus an applicable percentage that may be adjusted depending on the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization (as defined in the terms to the Credit Facility) (“EBITDA”). The Revolving Credit Facility and the Tranche A term loan bore interest at a rate equal to LIBOR plus 3.25%, and the Tranche B term loan bore interest at a rate equal to LIBOR plus 3.75%. The Credit Facility was secured by substantially all of the assets of the Company, including 100% of the outstanding capital stock of all domestic subsidiaries. The Credit Facility contained various financial covenants and limitations, including the maintenance of specific financial ratios, with which the Company was in compliance during the period the credit facility was outstanding. The terms of the Credit Facility also prohibited the payment of dividends by the Company.

The Bridge loans bore interest at an increasing rate with a provision that the rate was not permitted to exceed the lesser of 16.75% or the maximum interest rate allowable by law. However, the maximum “cash

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest” rate payable by the borrower under the term loans was 14% and the remainder (“paid-in-kind interest”) could be deferred and added to unpaid principal, at the Company’s election. For the fiscal years ended February 3, 2002 and February 2, 2003, the Company elected $2.2 million and $1.7 million, respectively, of paid-in-kind interest under the term loans. Interest expense on this debt was calculated by the effective yield method. Financing costs due to the conversion, including a rollover fee and amendment fees of $3.3 million were deferred and were amortized over the remaining life of the term loans. Pursuant to an agreement entered into in connection with such conversion, the lenders were entitled to receive warrants to purchase up to 5% of the fully diluted capital stock of the Company at an initial exercise price of $0.20 per share. As a result, warrants representing the right to acquire 5% of fully diluted capital stock (254,150 shares) of the Company were issued to the lenders. At the date of issuance of the warrants, the fair value of the underlying company stock was estimated at $8.30 per share which was used to determine the value of deferred financing costs and warrants in the accompanying consolidated financial statements. Such deferred financing costs were amortized to interest expense using the effective interest method over the remaining life of the term loans.

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

The Company’s long-term debt at February 1, 2004 and February 2, 2003 is summarized as follows:

	February 1, 2004	February 2, 2003
Senior Notes, net of discount	$162,729	$162,316
Senior Secured Credit Facility	20,000	13,800
Senior Subordinated Notes (Opco Notes), net of discount	9,678	9,628
Senior Subordinated Discount Notes (Parent Notes), net of discount	37,088	31,358
Other	442	145

Total debt	229,937	217,247
Less—current portion of long-term debt	10,279	94

Long-term debt	$219,658	$217,153

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate debt maturities for the next five fiscal years and thereafter are as follows :

2004	$10,279
2005	163
2006	—
2007	10,000
2008	—
2009 and thereafter	213,055

Total debt maturities	$233,497
Debt discounts	(3,560)

Total debt	$229,937

3.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 29, 2001, the Company adopted SFAS No. 133, as amended, which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities, respectively, and marked-to-market each period through earnings or accumulated other comprehensive income, as appropriate. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon the adoption of SFAS No. 133, the Company recognized transition adjustments of approximately $0.2 million within accumulated other comprehensive loss as a cumulative effect of an accounting change related to its interest rate caps, collar and swap, and of approximately $1.7 million within earnings as a cumulative effect of an accounting change related to the derivative instrument embedded in the Series A preferred stock. Prior to the adoption of SFAS No. 133, the Company accounted for its hedging activities under the settlement method.

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

Interest Rate Swaps

We had an interest rate swap agreement that was in effect from December 1998 through December 2001 and was settled on a quarterly basis. This agreement was a floating to fixed rate swap, which meant that the interest payable on $60 million in notional amount of the Company’s floating rate debt was payable at a fixed rate of the sum of 5.75%, plus the applicable percentage as determined under the terms of the credit agreement, based upon a consolidated leverage ratio. As this instrument was classified as a cash flow hedge, it was classified as a component of other assets or other liabilities as appropriate, with the corresponding variable rate debt obligations being classified as a component of debt in the consolidated balance sheet. The Company had assumed no ineffectiveness with regard to this interest rate swap agreement as it qualifies for the short-cut method of

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for cash flow hedges of debt obligations. The fair market value of this instrument was immaterial at January 28, 2001 and the instrument expired during December 2001.

Interest Rate Caps

We also had an interest rate cap that was in effect from December 2001 through December 2002. The interest rate cap had a notional amount of $94 million, a maximum rate of 7%. The fair value of the $94 million notional interest rate cap was immaterial at February 3, 2002. During the years ended February 1, 2004, February 2, 2003, and February 3, 2002 the Company recognized interest expense of $0.0 million, $0.0 million and $1.0 million, respectively, associated with these instruments. As of February 1, 2004, we do not have any interest rate caps.

Series A Redeemable Convertible Preferred Stock

In connection with a 1999 recapitalization, the Company issued $15 million of its Series A preferred stock for net cash proceeds of $14.9 million. On December 9, 2002, a special meeting of the shareholders of the Company was held and the shareholders approved modifications to provisions of the Series A preferred stock. Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A preferred stock were modified. The redemption of the Series A preferred stock by the Company will be at the option of the holders of the Series A preferred stock, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A preferred stock and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A preferred stock is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, the Company has determined the embedded derivative in the Series A preferred stock no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.

Upon the adoption of SFAS No. 133 in fiscal 2001, the Series A preferred stock met the definition of a hybrid instrument. This hybrid instrument was comprised of a debt instrument (mandatorily redeemable preferred stock), as the host contract, and an embedded derivative consisting of the conversion option, which derived its value, in part, based on the changes in fair value of the Company’s common stock. The embedded derivative instrument was not clearly and closely related to the underlying debt instrument since the economic characteristics and risks associated with this derivative were based on equity prices. Therefore, in accordance with SFAS No. 133, the Company separated the embedded derivative instrument from the hybrid instrument based on their relative fair values and classified the embedded derivative as a component of other liabilities in the consolidated balance sheets until December 20, 2002.

In order to determine the SFAS No. 133 transition adjustment associated with the Series A preferred stock, the Company first determined the initial carrying amount of the embedded derivative instrument based on its relative fair value as of the date that it was issued. The Company then separated the fair value of the embedded derivative instrument from the preferred stock and the resulting difference in the initial carrying amount, after separation of the embedded derivative, has been accounted for as a discount on the underlying preferred stock. The carrying amount of the preferred stock as of January 29, 2001 (date of adoption of SFAS No. 133) was then determined based on its initial fair value adjusted for any subsequent activity, such as amortization of the discount arising from the separation of the embedded derivative instrument. The carrying amount of the embedded derivative instrument as of January 29, 2001 was also determined based on its fair value as of that date. The difference between the carrying amount of the preferred stock as of January 29, 2001, just prior to the adoption of SFAS No. 133, and the sum of the adjusted carrying amount of the underlying preferred stock and fair value of the embedded derivative instrument as of January 29, 2001, resulted in a one-time after-tax charge

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to earnings of approximately $1.7 million, which was classified as a component of the cumulative effect of accounting change in the consolidated statement of operations, and an adjustment to the carrying value of the preferred stock of $7.8 million.

Changes in the fair value of the embedded derivative instrument were classified as mark-to-market derivative expense in the consolidated statement of operations. In fiscal 2002 and fiscal 2001, the mark-to-market change in the fair value of the derivative instrument resulted in a charge of $2.8 million and $15.0 million, respectively. On December 20, 2002, the Company changed the redemption and liquidation provisions. On that date the value of the derivative was determined to be $27.3 million. Given the change in the liquidation and redemption provisions of the Series A preferred stock and, thus, the elimination of the need to bifurcate and separately account for the embedded derivative, the $27.3 million was reclassified into the Series A preferred stock on the balance sheet. The carrying amount of the Series A preferred stock after this reclassification on December 20, 2002 was $15.0 million (as revised). The embedded derivative balance in excess of the amount required to increase the carrying amount of the Series A preferred stock to its redemption value of $15.0 million, or $20.4 million, was reclassed to Additional Paid-in Capital (see Note 9).

4.    OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of:

	February 1, 2004	February 2, 2003
Accrued taxes other than income	$2,587	$2,018
Other accrued expenses	3,269	3,558
Customer deposits	4,272	4,277

Total	$10,128	$9,853

5.    OTHER LIABILITIES

Other liabilities are comprised of the following:

	February 1, 2004	February 2, 2003
Accrued interest	$628	$551
Long-term portion of retiree benefit obligation	1,061	1,080
Long-term portion of workers’ compensation obligations	3,916	2,160
Long-term occupancy obligations	74	—

	$5,679	$3,791

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    INCOME TAXES

PCA International, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax (provision) benefit are as follows:

	For the Fiscal Years Ended
	February 1, 2004	February 2, 2003	February 3, 2002
	(in thousands)
Current:
Federal	$77	$(200)	$—
State	(476)	(26)	—
Foreign	(39)	—	(168)

	(438)	(226)	(168)

Deferred:
Federal	(2,581)	(2,386)	(42)
State	(158)	377	(29)
Foreign	1,085	(1,488)	838
Valuation allowance change	—	18,592	(767)

	(1,654)	15,095	—

Total (provision) benefit	$(2,092)	$14,869	$(168)

For the years ended February 1, 2004, February 2, 2003, and February 3, 2002, the provision for income taxes differs from the amount of income tax determined by using the applicable U.S. statutory rate. A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes and cumulative effect of accounting change to the consolidated income tax (provision) benefit follows:

	For the Fiscal Years Ended
	February 1, 2004		February 2, 2003		February 3, 2002
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (provision) benefit at statutory federal rates	$(1,180)	(34)%	$167	34%	$5,910	34%
Expenses not deductible	(210)	(6)	(228)	(46)	(215)	(1)
State income tax (provision) benefit, net of federal income tax (provision) benefit and valuation allowance	(416)	(12)	3,252	660	136	1
Additional foreign subsidiary taxes, net of valuation allowance	390	11	542	110	(33)	(1)
Amortization of goodwill	—	—	—	—	(644)	(4)
Preferred stock derivative	—	—	(944)	(191)	(5,108)	(29)
Non-deductible interest	(676)	(19)	(1)	—	(244)	(1)
Valuation allowance			12,470	2,531	43	1
Other (principally stock options cancelled)	—	—	(389)	(79)	(13)	(1)

Total (provision) benefit	$(2,092)	(60)%	$14,869	3019%	$(168)	(1)%

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 2004 and February 2, 2003 are as follows:

	February 1, 2004	February 2, 2003
	(in thousands)
Deferred tax assets:
Current:
Inventory, principally due to obsolescence reserve	$207	$207
Workers’ compensation accrual	2,574	1,984
Other accrued expenses	343	304
Revenue recognition, principally due to SAB No. 101	—	1,808

Net current deferred tax assets	3,124	4,303

Noncurrent:
Alternative minimum tax and other tax credits	1,365	1,139
Net operating loss carryforward (federal, state, foreign)	14,494	16,053
Postretirement benefits	460	471
Intangibles	89	—
Stock option, principally due to compensation element	778	765
Interest expense deferred for tax	2,008	618
Unrealized currency translation loss	—	235
Other	17	31
Valuation allowance	(77)	(77)

Net noncurrent deferred tax assets	19,134	19,235

Total deferred tax assets	22,258	23,538
Deferred tax liabilities—noncurrent—plant and equipment, principally due to differences in depreciation	(8,818)	(8,208)

Net deferred tax assets	$13,440	$15,330

For the fiscal year ended February 3, 2002, a valuation allowance was provided against the deferred tax assets since management could not conclude, based on the weight of available evidence, that it was more likely than not that such deferred tax assets would ultimately be realized. For the period ended February 2, 2003, sufficient evidence existed that the Company would be able to utilize the existing deferred tax assets, with the exception of deferred tax assets generated by operations in Argentina, which were discontinued in fiscal 2000. Therefore, the majority of the valuation allowance was reversed. This generated a tax benefit of approximately $18.6 million.

At February 1, 2004, the Company had federal net operating loss carryforwards of approximately $30 million expiring in various amounts beginning 2010 through 2023. Additionally, the Company has minimum tax credit carryforwards with indefinite expiration of approximately $1.3 million.

7.    EMPLOYEE BENEFITS

The Company has a profit sharing plan with annual discretionary contributions by the Company as directed by the Board of Directors for all employees who meet certain eligibility requirements. The Company made no contributions in fiscal 2003, fiscal 2002, or fiscal 2001.

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

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 1, 1992. The plan provides for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. An eligible employee who retires after February 1, 1992 can receive benefits after attaining the age of 65. The plan was terminated in March 1993 and only employees in the plan prior to March 1993 are eligible for benefits.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was approximately 6%, 6%, and 5% at February 1, 2004, February 2, 2003 and February 3, 2002, respectively. There are no assumptions for trends since the Company’s obligation is limited to the dollar amounts previously stated.

The following tables set forth the change in projected benefit obligation and funded status of the health and life insurance benefits plan as of February 1, 2004 and February 2, 2003:

	February 1, 2004	February 2, 2003
Change in benefit obligation:
Benefit obligation at beginning of year	$1,220	$1,604
Benefits paid	(134)	(145)
Net periodic benefit cost	68	56
Actuarial (gain) loss	37	(295)

Benefit obligation at end of year	$1,191	$1,220

Plan Assets	$—	$—

Funded status	$(1,191)	$(1,220)

Accrued benefit cost	$(1,191)	$(1,220)

The components of net periodic benefit costs are as follows:

	For the Fiscal Years Ended
	February 1, 2004	February 2, 2003	February 3, 2002
Interest cost	$68	$67	$86
Amortization	—	(11)	—

Net periodic benefit costs	$68	$56	$86

Of the above accrued postemployment costs, $1.1 million at February 1, 2004 and February 2, 2003 is included in Other Liabilities in the accompanying consolidated balance sheets, while $0.1 million is classified as Other Accrued Liabilities at February 1, 2004 and February 2, 2003.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    COMMITMENTS AND CONTINGENCIES

The Company is committed under lease arrangements covering certain computer and office equipment. The approximate minimum rental payments under existing non-cancelable leases with initial or remaining terms of more than one year at February 1, 2004 are as follows :

Fiscal Year	Operating Leases	Capital Leases
2004	$961	$53
2005	315
2006	146
2007	112
2008	110
2009 and thereafter	162

Total	$1,806	$53

Less: amounts representing interest		2

Total principle on capital leases		$51

Certain of the Company’s operating lease agreements have renewal options. Rental expense for all operating leases was $1.3 million, $0.9 million, and $0.4 million for the fiscal years ended February 1, 2004, February 2, 2003 and February 3, 2002, respectively.

Prior to February 4, 2002, the Company had a long-term non-cancelable supply agreement for the purchase of film, photographic paper and processing chemistry. On February 4, 2002, the Company entered into a new supply agreement. This agreement is for a period of five years and requires the Company to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. For the fiscal years ended February 1, 2004, and February 2, 2003, the Company purchased $28.8 million, and $27.5 million, respectively under the terms of this agreement. As of February 1, 2004, the Company was in compliance with this agreement.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

9.    REDEEMABLE CONVERTIBLE PREFERRED STOCK—SERIES A

On May 3, 1999, the Company completed the sale of 15,000 shares of its Series A preferred stock to Jupiter Partners II L.P. (“Jupiter Partners”) for cash consideration of $15.0 million ($1,000 per share). Series A preferred stockholders are entitled to receive a dividend or distribution when the Board of Directors declares a dividend or makes any other distribution to the holders of common stock. Such dividend or distribution to Series A preferred stockholders will be equal to the amount of dividend or distribution that would be paid on the common stock into which the Series A preferred stock is convertible. Any such amounts shall be paid to the holders of Series A preferred stock at the same time such dividend is paid to holders of common stock. No such dividends have been declared.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series A preferred stock stock has voting rights equal to 125 shares of common stock, and at any time at the option of the holder, can be converted into 125 shares of the Company’s common stock, subject to adjustment for certain events. The Series A preferred stock stockholders shall also have the right to appoint one director to the Company’s Board of Directors.

Prior to December 20, 2002, the Company was required to redeem, to the extent it had legally available funds, all of the shares of Series A preferred stock on April 30, 2011. At the time of redemption, the Company was to have paid to the holders of Series A preferred stock the greater of $1,000 per share or the fair market value of the common stock into which such Series A preferred stock shares are convertible, plus all declared and unpaid dividends. In the event that the Company did not have sufficient legally available funds on such date to redeem all outstanding shares of the Series A preferred stock, then the Company would redeem on the redemption date the number of shares of the Series A preferred stock which it had legally available funds to redeem. The shares not redeemed on the redemption date would have been redeemed in whole or from time to time in part on the first date on which the Company had legally available funds for the redemption. Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A preferred stock were modified. The redemption of the Series A preferred stock by the Company is now at the option of the holders of the Series A preferred stock, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A preferred stock and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends. For the year ended February 1, 2004, the Company had no declared but unpaid dividends.

Revision of Previously Reported Amounts

On December 20, 2002, the date of the modification of the liquidation and redemption provisions of the Series A preferred stock, the Company reclassed the carrying value of the embedded derivative in the Series A preferred stock of $27.3 million from Other Liabilities to Series A preferred stock on the balance sheet as the embedded derivative no longer required bifurcation and separate accounting. The balance in the Series A preferred stock at that time in excess of the par value subsequent to this reclassification was being accreted over the remaining periods to April 2011 using the effective interest method to the par value of the Series A preferred stock of $15.0 million. During the fourth quarter of fiscal 2003, the Company revised the accounting treatment of the reclassification of the balance of the embedded derivative to represent the claims of the preferred stockholders on the assets of the Company. Therefore, the embedded derivative balance in excess of the amount required to increase the carrying amount of the Series A preferred stock to its redemption value of $15.0 million, or $20.4 million, has been reclassed to Additional Paid-in Capital. The impact of this revision is as follows:

	As of November 2, 2003		As of August 3, 2003		As of May 4, 2003		As of February 2, 2003
	As previously reported	As revised	As previously reported	As revised	As previously reported	As revised	As previously reported	As revised
	(unaudited)		(unaudited)		(unaudited)
Series A redeemable convertible preferred stock	$32,346	$15,000	$33,183	$15,000	$34,042	$15,000	$34,924	$15,000
Additional paid-in capital	2,870	23,282	2,870	23,282	2,861	23,273	2,861	23,273
Accumulated deficit	(169,707)	(172,773)	(169,058)	(171,287)	(168,534)	(169,904)	(167,741)	(168,229)
Total shareholders’ deficiency	(162,748)	(145,402)	(162,116)	(143,933)	(161,622)	(142,580)	(161,252)	(141,328)

	For the Year Ended February 2, 2003
	As previously reported	As revised
Accretion of Series A redeemable convertible preferred stock	$56	$(432)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    STOCK OPTIONS AND WARRANTS

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

Warrants—In addition, in fiscal 2000 the Company issued warrants for the purchase of 254,150 shares of its common stock at an exercise price of $0.20 per share in connection with the conversion of the Senior Subordinated Debt to term loans, and in fiscal 2001 the Company issued warrants for the purchase of 254,150 shares of its common stock at an exercise price of $0.20 per share in connection with amendments to the Senior Credit Facility and the Senior Subordinated Debt Agreement. These amounts were recorded as deferred financing costs at fair value and were being amortized to interest expense over the term of the notes. On June 27, 2002, the Company restructured its debt (See Note 2) and wrote off unamortized deferred financing costs associated with the prior debt. In addition, the warrants issued in fiscal 2001 for the purchase of 254,150 shares of the Company’s common stock were cancelled on June 27, 2002.

Also on June 27, 2002, the Company issued warrants for the purchase of 52,460 shares of its common stock at an exercise price of $0.01 per share and 287 shares of its Series A preferred stock at an exercise price of $0.01 per share in connection with issuing the Parent Notes and Opco Notes. The value of the warrants at the time of issuance was reflected as a discount on the Parent Notes and Opco Notes and is being amortized to interest expense over the life of the Parent Notes and Opco Notes.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 1, 2004, the range of exercise prices and the weighted average remaining contractual life of common stock options and warrants outstanding are as follows:

	Common Stock Options and Warrants Outstanding
Exercise Prices	Number Outstanding	Wgt. Avg. Remaining Contractual Life	Number of Common Stock Options and Warrants Exercisable
$0.01	52,460	6.4	52,460
$0.20	254,150	2.6	254,150
$8.00	298,550	2.7	296,675
$18.50	5,000	4.1	3,750
$26.50	308,950	2.9	296,450
$30.00	147,000	5.2	66,125

	1,066,110		969,610

The weighted average fair value per option granted in fiscal 2003, 2002, and 2001 was $7.79, $8.27, and $1.05, respectively. The weighted average fair value of warrants granted in fiscal 2002 and 2001 was $30.48 and $11.38, respectively. The Company valued its stock options and warrants using the Black-Scholes option valuation method.

Weighted average fair value per option	February 1, 2004	February 2, 2003	February 3, 2002
Assumptions used:
Weighted average expected volatility	40%	40%	38%
Weighted average expected dividend yield	0%	0%	0%
Weighted average risk-free interest rate	3.85%	4.80%	4.92%
Weighted average expected life, in years	8.00	8.00	9.79

Our estimated volatility was based on an analysis of a comparable company because our stock is not publicly traded.

The following table sets forth information regarding the common stock option plans and warrants:

	Number of Common Shares	Weighted Average Price
Options and warrants outstanding January 28, 2001	1,057,847	14.40
Options Cancelled	(28,100)	(28.59)
Options Granted	30,000	28.83
Warrants Granted	254,150	0.20

Options and warrants outstanding February 3, 2002	1,313,897	11.68
Options Cancelled	(57,597)	(10.75)
Warrants Cancelled	(254,150)	(0.20)
Options Granted	5,000	30.00
Warrants Granted	52,460	0.01

Options and warrants outstanding February 2, 2003	1,059,610	$13.99
Options Cancelled	(41,800)	(28.04)
Options Granted	49,500	30.00
Options Exercised	(1,200)	(8.00)

Options and warrants outstanding February 2, 2004	1,066,110	$14.19

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    BUSINESS SEGMENTS

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves studios in retail stores and military bases in the U.S., Canada, Mexico, Germany and the U.K. The Institutional Portraiture segment serves institutional markets such as church congregations, schools and special events photography.

The Company evaluates performance based on sales and Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in the Series A preferred stock (mark-to-market derivative expense), early extinguishments of debt, interest, taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors because it is used by management to evaluate the operating performance of the Company and compare the Company’s operating performance with that of its competitors. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including the mark-to-market change in the fair value of the Series A preferred stock and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. The Company therefore utilizes Adjusted EBITDA as a useful alternative to net income as an indicator of operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While management believes that some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income and/or income from operations.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
February 1, 2004
Net income (loss)	$2,546	$(1,168)	$1,378
Reconciling items:
Depreciation and amortization	11,203	183	11,386
Income tax provision	2,076	16	2,092
Interest income	(10)	—	(10)
Interest expense	29,532	1,184	30,716

Adjusted EBITDA	$45,347	$215	$45,562

February 2, 2003
Net income (loss)	$16,881	$(2,505)	$14,376
Reconciling items:
Depreciation and amortization	9,884	206	10,090
Income tax benefit	(14,195)	(674)	(14,869)
Interest income	(14)	—	(14)
Interest expense	27,247	1,377	28,624
Mark-to-market derivative expense	2,652	124	2,776
Early extinguishment of debt	4,424	145	4,569

Adjusted EBITDA	$46,879	$(1,327)	$45,552

February 3, 2002
Net income (loss)	$(17,190)	$(2,091)	$(19,281)
Reconciling items:
Depreciation and amortization	10,851	176	11,027
Income tax provision	162	6	168
Interest income	(44)	—	(44)
Interest expense	28,674	1,053	29,727
Mark-to-market derivative expense	16,536	218	16,754

Adjusted EBITDA	$38,989	$(638)	$38,351

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
For the year ended February 1, 2004
Sales	$312,357	$12,457	$324,814
Adjusted EBITDA	$45,347	$215	$45,562

For the year ended February 2, 2003
Sales	$282,309	$14,307	$296,616
Adjusted EBITDA	$46,879	$(1,327)	$45,552

For the year ended February 3, 2002
Sales	$249,012	$9,391	$258,403
Adjusted EBITDA	$38,989	$(638)	$38,351

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Data

	United States	Canada	Mexico	Other Foreign	Consolidated
February 1, 2004
Sales	$294,067	$21,466	$8,446	$835	$324,814
Long-term assets	108,051	6,449	3,325	1,892	119,717
February 2, 2003
Sales	$272,628	$17,018	$6,876	$94	$296,616
Long-term assets	100,041	5,573	2,807	937	109,358
February 3, 2002
Sales	$237,985	$14,826	$5,592	$—	$258,403
Long-term assets	95,340	4,932	2,354	—	102,626

12.    GOODWILL AND INTANGIBLE ASSETS

On February 4, 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company compared the fair value of its retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit as of February 2, 2004. Fair value was derived utilizing the income approach, which considers expected returns on an investment that are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment. At February 2, 2004, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at February 1, 2004.

The effect of the non-amortization provisions of SFAS No. 142 for the year ended February 3, 2002 is as follows:

Reported net income (loss)	$(19,281)
Add back: Goodwill amortization	1,779

Adjusted net income (loss)	$(17,502)

The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization:

	February 1, 2004	February 2, 2003
Unamortized intangible assets:
Goodwill	$51,643	$51,557

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change of $86 from February 2, 2003 to February 1, 2004 is due to fluctuations in foreign currency exchange rates.

	For the Fiscal Years Ended
	February 1, 2004	February 2, 2003	February 3, 2002
Aggregate amortization expense	$—	$192	$1,971

Amortization of $192 thousand in the fiscal years ending February 2, 2003 and February 3, 2002 relates to non-compete agreements. These non-compete agreements were expired as of February 2, 2003.

13.    GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

On June 27, 2002, PCA LLC (the “Issuer”) and PCA Finance Corp. (the “Co-issuer”) issued an aggregate amount of $165 million of 11.875% senior notes due 2009 (the “Senior Notes”), at an offering price of 98.218%. Payment of the Senior Notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries (other than the Co-issuer). All guarantor subsidiaries are wholly-owned. The following information has been presented in accordance with Securities and Exchange Commission rules.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$4,441	$379	$—	$4,820
Accounts receivable, net	—	—	2,136	213	—	2,349
Inventories	—	—	12,163	73	—	12,236
Deferred income taxes	—	—	3,124	—	—	3,124
Prepaid expenses and other assets	—	—	3,702	316	—	4,018

Total current assets	—	—	25,566	981	—	26,547
Investments and intercompany receivables	(88,615)	64,725	(75,777)	(7,724)	107,391	—
Property and equipment, net	—	—	62,843	5,197	—	68,040
Goodwill, intangible and other assets, net	—	—	51,655	22	—	51,677
Deferred financing costs, net	1,581	6,885	—	—	—	8,466
Deferred income taxes, noncurrent	—	—	10,316	—	—	10,316

Total assets	$(87,034)	$71,610	$74,603	$(1,524)	$107,391	$165,046

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$10,000	$—	$—	$—	$10,000
Current portion of long-term debt	—	—	279	—	—	279
Accounts payable—trade	—	—	23,425	247	—	23,672
Accrued insurance	—	—	4,055	—	—	4,055
Accrued income taxes	—	—	859	(1)	—	858
Accrued compensation	—	—	5,195	75	—	5,270
Accrued interest	—	10,129	68	—	—	10,197
Other accrued liabilities	—	—	10,069	59	—	10,128

Total current liabilities	—	20,129	43,950	380	—	64,459
Long-term debt, less current portion	37,088	182,407	163	—	—	219,658
Other liabilities	628	—	5,051	—	—	5,679
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(139,750)	(130,926)	25,439	(1,904)	107,391	(139,750)

Total liabilities and shareholders’ equity (deficiency)	$(87,034)	$71,610	$74,603	$(1,524)	$107,391	$165,046

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 2, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$2,312	$210	$—	$2,522
Accounts receivable, net	—	—	1,472	251	—	1,723
Inventories	—	—	10,493	49	—	10,542
Deferred income taxes	—	—	4,303	—	—	4,303
Prepaid expenses and other assets	—	—	2,356	615	—	2,971

Total current assets	—	—	20,936	1,125	—	22,061
Investments and intercompany receivables	(96,112)	51,190	(95,869)	(4,276)	145,067	—
Property and equipment, net	—	—	54,044	3,718	—	57,762
Goodwill, intangible and other assets, net	—	—	51,570	26	—	51,596
Deferred financing costs, net	1,693	8,330	—	—	—	10,023
Deferred income taxes, noncurrent	—	—	11,027	—	—	11,027

Total assets	$(94,419)	$59,520	$41,708	$593	$145,067	$152,469

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$—	$—	$94	$—	$—	$94
Accounts payable—trade	—	—	26,467	160	—	26,627
Accrued insurance	—	—	3,960	—	—	3,960
Accrued income taxes	—	—	495	—	—	495
Accrued compensation	—	—	4,697	43	—	4,740
Accrued interest	—	12,029	55	—	—	12,084
Other accrued liabilities	—	—	9,776	77	—	9,853

Total current liabilities	—	12,029	45,544	280	—	57,853
Long-term debt, less current portion	31,358	185,744	51	—	—	217,153
Other liabilities	551	—	3,240	—	—	3,791
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(141,328)	(138,253)	(7,127)	313	145,067	(141,328)

Total liabilities and shareholders’ equity (deficiency)	$(94,419)	$59,520	$41,708	$593	$145,067	$152,469

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATION

For the Fiscal Year Ended February 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$315,533	$9,281	$—	$324,814
Cost of sales	—	—	234,483	9,892	—	244,375

Gross profit	—	—	81,050	(611)	—	80,439
General and administrative	—	—	44,942	1,321	—	46,263
Amortization of intangibles	—	—	—	—	—	—

Income (loss) from operations	—	—	36,108	(1,932)	—	34,176
Interest income	—	—	9	1	—	10
Interest expense	(5,948)	(24,755)	(13)	—	—	(30,716)
Mark-to-market derivative expense	—	—	—	—	—	—
Investment income (loss) in equity of wholly-owned subsidiary	7,326	32,081	(1,931)	—	(37,476)	—

Income (loss) before income taxes	1,378	7,326	34,173	(1,931)	(37,476)	3,470
Income tax provision	—	—	(2,092)	—	—	(2,092)

Net income (loss)	$1,378	$7,326	$32,081	$(1,931)	$(37,476)	$1,378

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATION

For the Fiscal Year Ended February 2, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$289,646	$6,970	$—	$296,616
Cost of sales	—	—	213,205	6,667	—	219,872

Gross profit	—	—	76,441	303	—	76,744
General and administrative	—	—	39,591	1,499	—	41,090
Amortization of intangibles	—	—	192	—	—	192

Income (loss) from operations	—	—	36,658	(1,196)	—	35,462
Interest income	—	—	11	3	—	14
Interest expense	(3,200)	(25,398)	(26)	—	—	(28,624)
Mark-to-market derivative expense	(2,776)	—	—	—	—	(2,776)
Early extinguishment of debt	—	(4,569)	—	—	—	(4,569)
Investment income (loss) in equity of wholly-owned subsidiary	20,352	50,319	(1,193)	—	(69,478)	—

Income (loss) before income taxes	14,376	20,352	35,450	(1,193)	(69,478)	(493)
Income tax benefit	—	—	14,869	—	—	14,869

Net income (loss)	$14,376	$20,352	$50,319	$(1,193)	$(69,478)	$14,376

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATION

For the Fiscal Year Ended February 3, 2002

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$252,811	$5,592	$—	$258,403
Cost of sales	—	—	187,839	4,593	(774)	191,658

Gross profit	—	—	64,972	999	774	66,745
General and administrative	—	—	36,073	603	774	37,450
Amortization of intangibles	—	—	1,971	—	—	1,971

Income from operations	—	—	26,928	396	—	27,324
Interest income	—	—	41	3	—	44
Interest expense	—	(29,677)	(50)	—	—	(29,727)
Mark-to-market derivative expense	(15,026)	—	—	—	—	(15,026)
Investment income (loss) in equity of wholly-owned subsidiary	(2,527)	27,150	231	—	(24,854)	—

Income (loss) before income taxes and cumulative effect of accounting change	(17,553)	(2,527)	27,150	399	(24,854)	(17,385)
Income tax provision	—	—	—	(168)	—	(168)

Income (loss) before cumulative effect of accounting change	(17,553)	(2,527)	27,150	231	(24,854)	(17,553)
Cumulative effect of accounting change	(1,728)	—	—	—	—	(1,728)

Net income (loss)	$(19,281)	$(2,527)	$27,150	$231	$(24,854)	$(19,281)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Fiscal Year Ended February 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$19	$(6,050)	$21,682	$2,679	$—	$18,330

Net cash used in investing activities	—	—	(19,193)	(2,107)	—	(21,300)

Net cash provided by (used in) financing activities	(19)	6,050	—	—	—	6,031

Effect of exchange rate changes on cash	—	—	(360)	(403)	—	(763)

Increase in cash and cash equivalents	—	—	2,129	169	—	2,298
Cash and cash equivalents at beginning of period	—	—	2,312	210	—	2,522

Cash and cash equivalents at end of period	$—	$—	$4,441	$379	$—	$4,820

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Fiscal Year Ended February 2, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(28,230)	$42,828	$14,770	$1,604	$—	$30,972

Net cash used in investing activities	—	—	(14,593)	(2,444)	—	(17,037)

Net cash provided by (used in) financing activities	28,230	(42,828)	—	—	—	(14,598)

Effect of exchange rate changes on cash	—	—	(543)	843	—	300

Increase (decrease) in cash and cash equivalents	—	—	(366)	3	—	(363)
Cash and cash equivalents at beginning of period	—	—	2,678	207	—	2,885

Cash and cash equivalents at end of period	$—	$—	$2,312	$210	$—	$2,522

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Fiscal Year Ended February 3, 2002

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$963	$11,015	$717	$—	$12,695

Net cash used in investing activities	—	—	(12,628)	(459)	—	(13,087)

Net cash used in financing activities	—	(963)	—	—	—	(963)

Effect of exchange rate changes on cash	—	—	(470)	(112)	—	(582)

Increase (decrease) in cash and cash equivalents	—	—	(2,083)	146	—	(1,937)
Cash and cash equivalents at beginning of period	—	—	4,761	61	—	4,822

Cash and cash equivalents at end of period	$—	$—	$2,678	$207	$—	$2,885

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial data for fiscal years 2003 and 2002 are as follows (in thousands):

	Q1	Q2	Q3	Q4	Total
Fiscal Year Ended February 1, 2004
Sales	$71,556	$71,309	$73,418	$108,531	$324,814
Gross profit	16,194	16,025	13,380	34,840	80,439
Income from operations	4,692	5,179	1,655	22,650	34,176
Net income (loss)	(1,675)	(1,383)	(1,486)	5,922	1,378

Fiscal Year Ended February 2, 2003
Sales	$67,922	$61,779	$68,264	$98,651	$296,616
Gross profit	16,985	13,014	13,369	33,376	76,744
Income from operations	6,998	2,751	3,558	22,155	35,462
Net income (loss)	(1,820)	(8,870)	(4,186)	29,252	14,376

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made to known to them, particularly during the period in which this report was being prepared.

(b)	Internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The members of each of PCA’s Board of Directors are as follows:

Name	Age
Thomas A. Berglund	43
Terry J. Blumer	45
Barry J. Feld	47
Bridgette P. Heller	42
John F. Klein	41
Fredric M. Roberts	61
Eric A. Scheuermann	38
John A. Sprague	51

Thomas A. Berglund has served as a director since August 1998. He is a partner of Jupiter Partners and has been associated with Jupiter Partners since 1994. Prior to that, he served for three years with the Invus Group, a privately funded buy-out group. Mr. Berglund currently serves as an Investment Manager for Jupiter Partners.

Terry J. Blumer has served as a director since August 1998. He co-founded Jupiter Partners in 1994. Prior to that, he was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director. Mr. Blumer currently serves as an Investment Manager for Jupiter Partners.

Barry J. Feld has been our President and Chief Executive Officer and a director since August 1999. He was appointed our Chairman of the Board in January 2000.

Bridgette P. Heller has served as a director since March 1998. She spent seventeen years with Kraft Foods, from September 1985 to September 2002, most recently as the Executive Vice President and General Manager for the North American Coffee portfolio. Ms. Heller is currently an independent Marketing Strategy Consultant.

John F. Klein has served as a director since August 1998. He is a partner of Jupiter Partners and has been associated with Jupiter Partners since 1995. Prior to that, he served for three years as a consultant with Bain & Company, a management consulting firm. Mr. Klein currently serves as an Investment Manager for Jupiter Partners.

Fredric M. Roberts has served as a director since June of 2003. He is President of F.M. Roberts & Company, Inc., an investment-banking firm he established in 1980. Mr. Roberts served as 1993 Chairman of the Board of Governors of the National Association of Securities Dealers. Mr. Roberts also serves as a director of Too, Inc., a specialty retailer of branded apparel and lifestyle products for girls and as a director of Cost Plus, Inc. a specialty retailer of casual and entertainment products.

Eric F. Scheuermann has served as a director since August 1998. He is a partner of Jupiter Partners and has been associated with Jupiter Partners since 1998. Prior to that, he was a consultant for three years with McKinsey & Company, a management consulting firm, and was an attorney with Latham & Watkins, a law firm. Mr. Scheuermann currently serves as an Investment Manager for Jupiter Partners.

John A. Sprague has served as a director since August 1998. He co-founded Jupiter Partners in 1994. Prior to that, he was associated with Forstmann Little & Co. for eleven years, most recently as a general partner. Mr. Sprague currently serves as an Investment Manager for Jupiter Partners.

Each director serves for a term of one year. Directors hold office until the annual meeting of stockholders and until their successors have been duly elected and qualified.

Executive Officers of Registrant

Our executive officers are as follows:

Name	Age	Positions and Offices
Barry J. Feld	47	President, Chief Executive Officer and Chairman of the Board
James O. Mattox	51	Executive Vice President, Operations
Donald Norsworthy	45	Executive Vice President, Chief Financial Officer and Treasurer
J. Robert Wren, Jr.	56	Executive Vice President, General Counsel and Secretary
Rick Gemereth	46	Chief Information Officer

Mr. Feld has served as our President and Chief Executive Officer since August 1999 and became Chairman of PCA’s Board of Directors in January 2000. From November 1998 to June 1999, he was President and Chief Operating Officer of Vista Eyecare, Inc., a specialty eyecare retailer. He joined Vista Eyecare as a result of its acquisition of New West Eyeworks, Inc., where he had been serving as President and a Director since May 1991 and as Chief Executive Officer and a Director since February 1994. During his eight-year tenure at New West, the company implemented a new merchandising strategy and successfully completed both an initial public offering and subsequent follow-on offering, which resulted in a high growth specialty retailer that operated 178 stores in thirteen western and mid-western states prior to its acquisition by Vista Eyecare. From 1987 to May 1991 he was with Frame-n-Lens Optical, Inc. where he served as its president prior to joining New West. Frame-n-Lens Optical Inc. was the largest chain of retail optical stores in California. Prior to that, he served in various senior management positions at Pearle Health Services for 10 years and, for a number of years, he served as an acquisition and turnaround specialist for optical retail groups acquired by Pearle. Vista Eyecare, Inc. and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2000 within the two year period following Mr. Feld’s departure. Mr. Feld is a member of the Board of Directors of Cost Plus, Inc. a publicly traded specialty retailer of casual home furnishings and entertainment products and The Home Service Store in Atlanta, Georgia. Mr. Feld is a graduate of Essex College and the Stanford University Executive Management Program.

Mr. Mattox serves as Executive Vice President of Operations. He is responsible for managing Wal-Mart, Meijer and military operations in the United States. He joined us in 1997 as Senior Vice President of Operations with our acquisition of American Studios. Mr. Mattox was instrumental in building the Wal-Mart relationship at

American Studios from 1993 to 1997, where he served most recently as Senior Vice President of Operations. From 1977 to 1993, Mr. Mattox served in various sales management roles with American Studios, including Senior Vice President of Operations. Mr. Mattox is a graduate of Western Carolina University.

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

Executive officers are appointed by our board of directors and serve at the discretion of the board.

Committees of Our Board

We have two principal standing committees of the board of directors.

Audit committee.    The members of our audit committee are Bridgette P. Heller, Fredric M. Roberts and Eric F. Scheuermann. Ms. Heller and Mr. Roberts satisfy the independence requirements of the Sarbanes-Oxley Act. Our audit committee has authority over the engagement of, the approval of services provided by and the independence of, our auditors. In addition, the audit committee reviews our financial statements and the results of each external audit. The audit committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The audit committee also oversees our compliance program.

Compensation committee.    The members of our compensation committee are Bridgette P. Heller and John F. Klein. The compensation committee has the authority, as delegated by our board of directors, to review and approve our employee benefit plans and administer our executive compensation plans. The compensation committee:

•	reviews and approves corporate goals and objectives relevant to the compensation of our executive officers;

•	evaluates the performance of our executive officers; and

•	sets the compensation level of our officers based on its evaluation.

Code of Ethics

We have adopted a code of ethics that applies to all officers (including the principal executive officer, principal financial officer and corporate controller) and employees of PCA International, Inc. and its subsidiaries. The code of ethics will be provided to anyone requesting a copy, by email to bwren@pcaintl.com or by phone at 704-588-4351 extension 2460.

ITEM 11.    EXECUTIVE COMPENSATION

The following provides compensation information for our chief executive officer, each of our four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2003 and one individual for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at the end of fiscal 2003 (we refer to as the persons named in the table as the “named executive officers”):

Summary Compensation Table

Long-Term Compensation Awards
		Annual Compensation				Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation ($)
Barry J. Feld President, Chief Executive Officer and Chairman	2003 2002 2001	400,000 330,000 327,308	145,000 165,000 60,000	(1 (1 (1	) ) )	— — —	1,658 1,395 7,463	(2) (2) (3)

Eric H. Jeltrup (5) Former Executive Vice President and Chief Technical Officer	2003 2002 2001	195,000 260,000 260,000	13,000 15,000 25,000	(1 (1 (1	) ) )	— — —	2,322 3,096 3,096	(2) (2) (2)

James O. Mattox Executive Vice President, Operations	2003 2002 2001	241,000 230,750 204,577	35,000 40,000 32,169	(1 (1 (1	) ) )	2,000 — 5,000	1,524 969 828	(2) (2) (2)

Donald Norsworthy Executive Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	204,936 195,000 181,218	80,000 92,500 35,000	(1 (1 (1	) ) )	10,000 — —	549 518 35,721	(2) (2) (4)

J. Robert Wren, Jr. Executive Vice President, General Counsel and Secretary	2003 2002 2001	260,000 260,000 260,000	7,500 10,000 2,500	(1 (1 (1	) ) )	— — —	3,096 2,616 1,656	(2) (2) (2)

Rick Gemereth Chief Information Officer	2003 2002 2001	175,000 170,000 160,000	14,500 15,000 15,000	(1 (1 (1	) ) )	— — —	697 593 38,054	(2) (2) (2)

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of “Salary” and “Bonus.”
(2)	Includes amounts received as group term life insurance benefits.
(3)	Includes $953 received as a group term life insurance benefit, $3,130 in relocation expenses and $3,380 that was paid for a life insurance policy of which Mr. Feld’s wife is a beneficiary.
(4)	Includes $35,239 in relocation expenses, of which $30,320 were to compensate Mr. Norsworthy for income taxes on relocation expenses for which he was reimbursed, and $483 in group term life insurance benefits.
(5)	Resigned from the Company on October 30, 2003.

Stock Option Grants in During 2003

The following table sets forth certain information with respect to options granted in fiscal 2003 to the named executive officers:

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted in Fiscal Year (%)	Exercise or Base Price ($/Sh)	Expiration Date	Option Date Grant Value ($)(1)
Barry J. Feld	—	—	—	—	—
James O. Mattox	2,000	4.0%	30.00	03/11/2011	7.68
Donald Norsworthy	10,000	20.2%	30.00	(2)	7.98
J. Robert Wren, Jr	—	—	—	—	—
Rick Gemereth	—	—	—	—	—
Eric H. Jeltrup	—	—	—	—	—

(1)	We value stock options using the Black-Scholes option valuation method. The assumptions used were as follows: expected volatility, 40%; expected dividend yield, 0%; risk-free interest rate, 3.85%; expected life of 8 years. Out estimated volatility was based on an analysis of a comparable company because our stock is not publicly traded.
(2)	5,000 of the options granted expire on March 11, 2011 and 5,000 of the options granted expire on December 11, 2011.

Option Exercises and Values in 2003

The following table sets forth certain information with respect to options exercised in fiscal 2003 by the named executive officers and remaining options held at the end of fiscal 2003:

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options Held at Fiscal Year End Exercisable/ Unexercisable(#)	Value of Unexercised In-the-Money Options Held at Fiscal Year End Exercisable/ Unexercisable($)(1)
Barry J. Feld	—	—	273,750/6,250	994,500/0
James O. Mattox	—	—	27,600/7,500	153,270/0
Donald Norsworthy	—	—	25,000/10,000	146,250/0
J. Robert Wren, Jr.	—	—	28,400/0	244,530/0
Rick Gemereth	—	—	18,750/6,250	0/0
Eric H. Jeltrup	—	—	31,100/0	223,470/0

(1)	Our common stock is not actively traded on any stock exchange. The value of unexercised options is based upon a value of $19.70 per share of our common stock as of February 1, 2004, based on a valuation derived using an income approach that considers expected returns on investment discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards.

Employment and Severance Arrangements

Mr. Barry Feld became our President and Chief Executive Officer in August 1999. He was appointed Chairman of the Board in January 2000. Mr. Feld’s employment agreement was effective as of August 16, 1999 and has no specified term. Initially, Mr. Feld’s employment agreement provides for a base salary of $300,000, subject to periodic reviews by, and adjustments at the discretion of, the Board of Directors, and an annual bonus of up to 60% of his base salary for each year, subject to achievement of performance goals set annually in advance by the Board of Directors. The agreement also provided for the grant to Mr. Feld of options to purchase the following numbers of shares of PCA’s common stock: (1) 85,000 shares at $8.00 per share, and (2) 170,000 shares at $26.50 per share, the options of each grant vesting in four equal annual installment dates beginning on the first anniversary of his commencement date as Chief Executive Officer. These options will expire seven years after the commencement date of Mr. Feld’s employment, and will vest fully and must be exercised prior to or simultaneously with a change in control, not including an initial public offering. The options are subject to certain tag-along and drag-along rights. Upon Mr. Feld’s death or disability or termination without cause, unvested options will be cancelable by us, and none of his options will be subject to acceleration. Upon Mr. Feld’s termination for cause, all of his options will be cancelable by us. Upon Mr. Feld’s resignation as Chief Executive Officer, only his unvested options will be cancelable, but all vested options may be exercised within sixty (60) days or become cancelable immediately thereafter.

In the event that certain changes of control occur and Mr. Feld is offered comparable employment by us or our affiliate or successor after such change of control, he has agreed to accept such employment for at least twelve months following such change of control if requested, or else to forfeit 25% of the options he receives under the agreement. In the event that both (1) Jupiter Partners sells its interest in us for consideration in excess of its aggregate investment in us at the time of Mr. Feld’s employment agreement, and (2) the aggregate net spread value, which is the market price less exercise price of Mr. Feld’s options to purchase PCA’s shares at the time of such sale is less than $1 million, we will compensate Mr. Feld for the difference. Finally, Mr. Feld is entitled under the agreement to serve as Chairman of PCA’s Board of Directors.

Mr. Mattox entered into an employment agreement with us effective as of January 28, 1997 for a term of one year, and providing for certain compensation and benefits beyond the term of the agreement. Mr. Mattox was granted an option to purchase 25,000 shares of our common stock at an exercise price equal the stock’s closing price on the date granted. The options generally terminate ten years from the grant date, provided, however, that in the event Mr. Mattox terminates employment prior to such date, the options will terminate three months from his termination date unless such termination is due to his death or disability, in which case the options will terminate 12 months following such termination. The options vested in five equal annual installments on each anniversary of grant date. In the event we terminate Mr. Mattox’s employment other than for cause or we do not offer employment to Mr. Mattox at the end of the term or thereafter upon the same or better terms, or Mr. Mattox chooses to terminate his employment voluntarily, Mr. Mattox will be paid a lump-sum severance benefit equal to $70,000 paid within 15 days following such termination, plus and additional $125,000 paid in 12 equal monthly installments. In the event of a termination for cause, Mr. Mattox will receive a lump sum severance benefit of $70,000. Mr. Mattox has also agreed not to compete with us for two years following termination of his employment.

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

Mr. Wren entered into an employment agreement with us effective as of January 28, 1997 for a term of three years, and providing for certain compensation and benefits beyond the term of the agreement. In the event we do not offer employment to Mr. Wren at the end of the term or thereafter upon the same or better terms, Mr. Wren will be paid a lump-sum severance benefit equal to 100% of his base salary. In the event Mr. Wren chooses to terminate his employment voluntarily, he will be paid a severance benefit equal to 100% of his base salary in twelve monthly installments. In the event of a termination for cause, Mr. Wren will have no further rights to compensation. In addition, at the time his agreement was executed, Mr. Wren was granted an option to purchase 150,000 shares of PCA common stock with an exercise price equal to the closing price on the grant date. The options became exercisable with respect to 1/3 of the shares underlying such option on each of the first through third anniversaries of the grant date and remain exercisable for ten years following the grant. Mr. Wren has also agreed not to compete with us for two years following his termination of employment.

Mr. Jeltrup entered into an employment agreement with us in June 1997, which agreement was amended in August 1998. The employment agreement provided for a base salary of $250,000 initially and periodic reviews by, and adjustments at the discretion of, our Board of Directors. The employment agreement also allowed Mr. Jeltrup to participate in any management bonus program, including our stock option plan, and earn up to 50% of his base salary for the year under such programs. The employment agreement was terminable with or without cause by us. Severance benefits payable to Mr. Jeltrup in the event we terminated his employment without cause or in the event of his death or disability were to consist of a cash payment of 36 times his average monthly compensation received during the preceding five-year period and the immediate vesting of all options previously granted to Mr. Jeltrup. Mr. Jeltrup’s employment with the Company terminated in October, 2003 pursuant to an agreement that provides that no severance is payable but permits Mr. Jeltrup to retain his existing stock options subject to the terms in effect at the time of termination. Mr. Jeltrup has agreed not to compete with us for a period of two years from the date his employment with us terminated.

Mr. Gemereth commenced employment with us on September 11, 2000 and he is employed “at-will” with the ability to terminate his employment at any time and for any reason by either him or us. His annual salary for fiscal 2003 was $175,000 with an annual bonus opportunity of 50% of his base salary. At the time his employment with us began, Mr. Gemereth was granted an option to purchase 12,500 shares of our common stock at an exercise price of $26.50 per share and 12,500 shares of our common stock at an exercise price of $30.00 per share. All of the options vest 25% each year on each of the first, second, third and fourth anniversaries of his employment commencement date.

Stock Option Plans

We adopted the PCA International, Inc. Stock Option Plan, effective as of August 25, 1998. The purpose of the 1998 Option Plan is to provide for certain officers, directors and key personnel of our company and certain of its affiliates an equity-based incentive to maintain and to enhance its performance and profitability. In addition, we maintain the 1996 Omnibus Long-Term Compensation Plan, under which options to purchase 107,100 shares of our common stock remain outstanding as of February 1, 2004. Options under this plan are exercisable at $8.00 per share, and as of February 3, 2002, all the outstanding options are 100% vested, but remain subject to the terms and conditions of the 1996 Omnibus Long-Term Compensation Plan.

The 1998 Option Plan authorizes the grant to participants of options to purchase up to 555,000 shares of common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of changes in our capitalization. In addition, our Board of Directors authorized options to purchase up to an additional 100,000 shares of our common stock at an exercise price of $30.00 per share for newly hired employees, promoted employees and in recognition of outstanding employee performance. Such options have been or will be granted under terms consistent with the 1998 Stock Option Plan. Option awards under the 1998 Option Plan may be either “qualified,” which include those options that satisfy the requirements of Section 422 of the Internal Revenue Code for incentive stock options, or “nonqualified,” which include those options that are not intended to satisfy the requirements of Section 422 of the Internal Revenue Code.

Subject to the provisions of the 1998 Option Plan, the option committee appointed by our Board of Directors, or any person or persons designated by the committee, will have sole and complete authority to determine the participants to whom options will be granted, the number of shares to be covered by each option, the exercise price for options and the conditions and limitations applicable to their exercise. Except to the extent otherwise provided in the applicable stock option agreement, each option will become exercisable with respect to 20% of the shares of common stock subject thereto on each of the first, second, third, fourth and fifth anniversaries of the date of grant if the grantee is still employed by us on each relevant date, so that each option will be 100% exercisable on the fifth anniversary of the date of grant if the grantee is still employed by us at such date.

Unless a particular stock option agreement or the option committee provides otherwise, (i) if a grantee’s employment is terminated for any reason other than for cause or if the grantee voluntarily resigns from employment, all vested options shall remain exercisable until the options would normally expire (eight years from the date of grant); (ii) if a grantee is terminated for cause, all options, whether or not exercisable, will expire on the date of such termination; and (iii) if a grantee voluntarily resigns from employment with us, vested options will remain exercisable for sixty (60) days following the date of termination.

As of the date of a change of control as set forth in the 1998 Option Plan, any unexercisable portion of any option granted under the 1998 Option Plan will be deemed exercisable immediately prior to such change of control, and any previously unexercisable portion of any option not exercised prior to such change of control will be canceled.

In addition, unless an individual stock option agreement provides otherwise, our 1998 Option Plan provides that if a grantee violates any noncompetition or confidentiality provision of our 1998 Option Plan or otherwise in effect between the grantee and us, all options, whether or not exercisable shall automatically terminate. Our 1998 Option Plan contains specific non-compete and confidentiality provisions that prohibit grantees from participating in our line of business, interfering with our business relationships, disclosing our confidential information, until one year after termination of the grantee’s employment, soliciting our employees.

The 1998 Option Plan has a term of eight years. Our board may at any time amend, suspend or discontinue our 1998 Option Plan. No amendment, suspension or discontinuation will impair the rights of any grantee of any award without the consent of the grantee.

Compensation of Directors

Bridgette P. Heller and Fredric M. Roberts, our non-employee, non-Jupiter Partners directors, receive $3,000 for each meeting of our Board of Directors. Ms. Heller and Mr. Roberts do not receive compensation for committee participation or special assignments. In addition, all reasonable expenses incurred by directors in connection with their service on PCA’s Board of Directors were reimbursed by PCA.

Compensation Committee Interlocks and Insider Participation

Bridgette P. Heller and John F. Klein have been the members of the compensation committee of our Board of Directors since May 16, 2000. Any disagreement and subsequent tie vote is resolved by presenting the matter to the entire Board of Directors.

Mr. Klein is a partner of Jupiter Partners, which entered into a stockholders agreement and a registration rights agreement with us pursuant to our recapitalization. The terms of the above-referenced agreements are more fully described under “Certain Relationships and Related Party Transactions.” Neither Ms. Heller nor Mr. Klein is a current or former officer of PCA or any of its subsidiaries or has any relationship with PCA or any of its subsidiaries other than as set forth in the previous sentence and those disclosed under “—Compensation of Directors.”

PART IV

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 22, 2004 as to the ownership of shares of our common stock beneficially owned by

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Jupiter Partners II L.P. Ganymede II LLC (2)	3,832,812	(3)	91.9%
Thomas A. Berglund	3,832,812	(4)	91.9%
Terry J. Blumer	3,832,812	(4)	91.9%
Barry J. Feld	281,334	(5)	10.9%
Bridgette P. Heller	10,000	(5)	*
John F. Klein	3,832,812	(4)	91.9%
Fredric M. Roberts	2,000	(5)	*
Eric F. Scheuermann	3,832,812	(4)	91.9%
John A. Sprague	3,832,812	(4)	91.9%
Bank of America Corporation	152,490	(6)	6.2%
Joseph H. Reich	115,405		5.0%
Eric H. Jeltrup	60,100	(7)	2.6%
James O. Mattox	38,540	(5)(8)	1.7%
Donald Norsworthy	26,000	(5)	1.1%
J. Robert Wren, Jr.	43,400	(5)(9)	1.9%
Rick Gemereth	18,750	(5)	*
All executive officers and directors as a group (12 persons)	4,252,836	(5)	93.1%

*	Less than 1%
(1)	Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power, including power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise. All shares of common stock issuable upon conversion of currently convertible preferred stock or preferred stock convertible within 60 days after the date set forth above or subject to options that are currently exercisable or exercisable within 60 days after the date set forth above are deemed to be beneficially owned by the holders of such preferred stock or options. For the purpose of calculating each holder’s or the executive officers and directors as a group percentage of the class, no shares of common stock issuable upon conversion of such convertible preferred stock or subject to such options are deemed to be outstanding other than shares of common stock issuable upon conversion of such convertible preferred stock or subject to options held by such holder or members of such group.
(2)	Ganymede II LLC is the general partner of Jupiter Partners II L.P. The address for Jupiter Partners II L.P., Ganymede II LLC and Messrs. Berglund, Blumer, Klein, Scheuermann and Sprague is 30 Rockefeller Plaza, Suite 4525, New York, New York 10112..
(3)	Includes 1,875,000 shares of common stock that are issuable upon conversion of shares of Series A preferred stock.
(4)

Represents shares of common stock beneficially owned by Jupiter Partners II L.P. Messrs. Berglund, Blumer, Scheuermann, Sprague and Klein exercise investment and voting power over the shares beneficially owned by Jupiter Partners II L.P. Each of Messrs. Berglund, Blumer, Sprague, Scheuermann and Klein disclaim beneficial ownership of all common stock owned by Jupiter Partners II L.P., except to the extent of their respective beneficial ownership interests in Jupiter Partners II L.P.

(5)	The numbers and percentages of shares shown in the table above include stock options covering common stock exercisable and preferred stock convertible into common stock within 60 days of the date set forth above as follows: Mr. Feld—280,000; Ms. Heller—10,000; Mr. Roberts—2,000; Mr. Mattox—31,500; Mr. Norsworthy—26,000; Mr. Wren—28,400; and Mr. Gemereth—18,750; and all executive officers and directors as a group (including such individuals)—2,271,650. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options.
(6)	Represents shares of common stock that are issuable upon the exercise of outstanding warrants held by a subsidiary of Bank of America Corporation. The address for Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina 28255.
(7)	Mr. Jeltrup resigned from the Company October 30, 2003.
(8)	Includes 300 shares owned by Mr. Mattox’s children.
(9)	Includes 15,000 shares of common stock owned by a partnership of which Mr. Wren is a general partner.

Equity Participation Plan Information

The following table gives information about the Company’s stock option plan as of February 1, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,101,985	$13.73	1,400
Equity compensation plans not approved by security holders	—	—	—

Total	1,101,985	$13.73	1,400

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, we sold to Jupiter Partners 15,000 shares of our Series A redeemable convertible preferred stock. The preferred stock is convertible into our common stock at any time at the option of the holder until April 30, 2011. Holders of our Series A redeemable convertible preferred stock have the right to elect one director to our Board of Directors.

At the time of our recapitalization, we entered into a registration rights agreement and a stockholders agreement with Jupiter Partners and certain management stockholders, including Mr. Wren, and Mr. Mattox. The registration rights agreement provides Jupiter Partners with six demand registration rights and provides Jupiter Partners and the management stockholders with standard incidental registration rights. The stockholders agreement provides the parties thereto with certain “tag-along” rights and provides Jupiter Partners with certain “drag-along” rights. The “tag-along” rights provide certain of our stockholders the right to sell their shares of common stock in the event of a sale of common stock by certain of our stockholders. The “drag-along” rights give Jupiter Partners the right to require certain of our stockholders to sell a portion of their respective shares of common stock in the event of a sale by Jupiter Partners of its shares common stock. The stockholders agreement also provides us and Jupiter Partners with the right to purchase common stock from the management stockholders in certain circumstances if the management stockholders resign or are terminated from their employment.

ITEM 14.    Principal Accounting Fees and Services.

Audit Fees.    The aggregate fees billed to us by our independent auditors, Deloitte & Touche, LLP (“Deloitte”) for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $325,000. The aggregate fees billed to us by Deloitte for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2002, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2002, totaled approximately $243,000.

Audit-Related Fees.    The aggregate fees billed to us by Deloitte for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $10,000 and $22,000 for fiscal 2003 and 2002, respectively. These costs primarily related to services provided in connection with             .

Tax Fees.    The aggregate fees billed to us by Deloitte for professional services rendered by Deloitte for tax compliance totaled approximately $140,000 and $138,000 for fiscal 2003 and 2002, respectively. These services included preparation of our foreign tax returns and review of our domestic tax compliance information.

All Other Fees.    The aggregate fees billed to us by Deloitte for services provided by Deloitte other than as set forth above totaled approximately $12,000 and $573,000 for fiscal 2003 and 2002, respectively. These fees were billed in connection with a transfer pricing study in Fiscal 2003 and a Section 144A Filing, a Form S-4 Filing, and a transfer pricing study in Fiscal 2002.

To safeguard the continued independence of the independent auditors, the Audit Committee has adopted a policy that expands PCA International, Inc.’s existing policy preventing PCA International, Inc.’s independent auditors from providing services to PCA International, Inc. that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to PCA International, Inc. that have been pre-approved by the Audit Committee. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements in Part II, Item 8, are filed as part of this report.

2.	Schedule

The Schedule on page 86 is filed as part of this report.

3.	Exhibits

See Index to Exhibits on page 88 of this report.

The exhibits are filed with or incorporated by reference in this report.

(b)	Reports on Form 8-K.

We did not file any current report on Form 8-K during the quarter ended February 1, 2004.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Decrease in Tax Valuation Allowance	Balance at End of Period
Year ended February 1, 2004 income tax valuation allowance	$77	$—	$—	$—	$77
Year ended February 2, 2003 income tax valuation allowance	$18,669	$—	$—	$(18,592)	$77
Year ended February 3, 2002 income tax valuation allowance	17,902	842	—	(75)	18,669

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2004.

PCA INTERNATIONAL, INC. Registrant

By:	/s/ BARRY J. FELD
Barry J. Feld President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BARRY J. FELD Barry J. Feld	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 23, 2004

/s/ DONALD NORSWORTHY Donald Norsworthy	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 23, 2004

/s/ THOMAS A. BERGLUND Thomas A. Berglund	Director	April 23, 2004

/s/ TERRY J. BLUMER Terry J. Blumer	Director	April 23, 2004

/s/ BRIDGETTE P. HELLER Bridgette P. Heller	Director	April 23, 2004

/s/ JOHN F. KLEIN John F. Klein	Director	April 23, 2004

/s/ FREDRIC M. ROBERTS Fredric M. Roberts	Director	April 23, 2004

/s/ ERIC F. SCHEUERMANN Eric F. Scheuermann	Director	April 23, 2004

/s/ JOHN A. SPRAGUE John A. Sprague	Director	April 23, 2004

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Articles of Incorporation of PCA International, Inc., as currently in effect (filed herewith).

3.2

By-laws of PCA International, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the registration statement on Form S-4 of PCA LLC and PCA Finance Corp. filed October 22, 2002 (Registration No. 333-98653; No. 333-96653-01 to 333-98653-07)).

4.1

Indenture, dated as of June 27, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.2

Form of 11.875% Senior Note due 2009 of PCA LLC and PCA Finance Corp. (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.3

Exchange and Registration Rights Agreement, dated as of June 20, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto, and Goldman, Sachs & Co. and Banc of America Securities LLC as initial purchasers (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.4

Purchase Agreement, dated as of June 27, 2002, among PCA LLC, the Guarantors party thereto, and GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.5

Form of 13.75% Senior Subordinated Note of PCA LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.6

Purchase Agreement, dated as of June 27, 2002, among PCA International, Inc., and GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.7

Form of 16.50% Senior Subordinated Note of PCA International, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

4.8

Credit Agreement, dated as of June 27, 2002, among PCA LLC, the Guarantors party thereto, the Lenders party thereto from time to time, and Bank of America, N.A. as agent and Banc of America Securities LLC as Lead Arranger and Book Manager (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.1

Master In-Store License Agreement, dated as of June 25, 2001, between Meijer Stores Limited Partnership and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

Exhibit Number	Description

10.2

Master In-Store License Agreement, dated as of June 25, 2001, between Meijer, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.3

AGFA/PCA 2002 Sales Contract, dated as of February 4, 2002, between Agfa Corporation and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.4

Amendment No. 1, dated as of April 5, 2002, to the AGFA/PCA 2002 Sales Contract (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.5

Sub-Tenancy Contract, dated as of June 1, 2002, between Nueva Wal Mart De Mexico, S DE R.L. DE C.V. and American Studios De Mexico, S.A. DE C.V. (portions of this exhibit have been omitted and filed separately with the Commission (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.6

License Agreement, dated as of April 4, 2002, between Wal-Mart Stores, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.7

Amendment No. 1 to Wal-Mart Master License Agreement, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.8

License Agreement, dated as of February 9, 1996, between Wal-Mart Canada, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.9

1998 Stock Option Plan of PCA International, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.10

Form of Stock Option Agreement relating to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.11

1996 Omnibus Long-Term Compensation Plan of PCA International, Inc. (incorporated herein by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of PCA International, Inc. for the quarter ended April 28, 1996 (SEC file number 0-8550)).

10.12

Purchase Agreement, dated as of June 20, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto, and Goldman, Sachs & Co. and Banc of America Securities LLC as initial purchasers (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

Exhibit Number	Description

10.13

Form of Agreement relating to the 1996 Omnibus Long-Term Compensation Plan of PCA International, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.14

Warrant Agreement, dated as of August 25, 1999, between United States Trust Company of New York and PCA International, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.15

Warrant Agreement, dated as of June 27, 2002, among PCA International, Inc., and GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.16

Stockholders Agreement, dated as of August 25, 1998, among PCA International, Inc., Jupiter Partners II L.P. and the other parties thereto (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.17

Stockholders’ Agreement, dated as of August 25, 1999, among Jupiter Partners II L.P., Nationsbridge, L.L.C., The Chase Manhattan Bank and PCA International, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.18

Stockholders’ Agreement, dated as of June 27, 2002, among Jupiter Partners II L.P., PCA International, Inc., GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.19

Registration Rights Agreement, dated as of August 25, 1999, among PCA International, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.20

Registration Rights Agreement, dated as of August 25, 1998, between Jupiter Partners II L.P. and PCA International, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.21

Registration Rights Agreement, dated as of June 27, 2002, among PCA International, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.22

Offer of Employment, dated as of October 12, 1999, between Donald Norsworthy and PCA International, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.23

Offer of Employment, dated as of June 15, 1999, between Barry J. Feld and PCA International, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

Exhibit Number	Description

10.24

Employment and Non-Compete Agreement, dated as of January 28, 1997, between J. Robert Wren, Jr. and PCA International, Inc. (incorporated herein by reference to Exhibit 10(n) to the Annual Report on Form 10-K of PCA International, Inc. for the year ended February 2, 1997 (SEC file number 0-8550)).

10.25

Employment and Non-Compete Agreement, dated as of January, 1997, between James O. Mattox and PCA International, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.26

Employment and Non-Compete Agreement, dated as of June 9, 1997, between Eric H. Jeltrup and PCA International, Inc. (incorporated herein by reference to Exhibit 10(p) to the Quarterly Report on Form 10-Q of PCA International, Inc. for the quarter ended August 3, 1997 (SEC file number 0-8550)).

10.27

Amendment No. 1, dated as of August 25, 1998, to the Employment and Non-Compete Agreement between Eric H. Jeltrup and PCA International, Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.28

ISDA Master Agreement, dated as of January 27, 1997, between National Bank, N.A. and PCA International, Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.29

Extension Agreement, dated as of March 31, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.30

Extension Agreement, dated as of April 4, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of PCA International, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 (filed herewith).