Form 10-Q
period 2004-05-02
PCA INTERNATIONAL INC
filed 2004-06-16
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

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

As of June 16, 2004, there were 2,294,352 shares of the registrant’s common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollar amounts in thousands)

	May 2, 2004	February 1, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,077	$4,820
Accounts receivable	2,439	2,349
Inventories	11,452	12,236
Deferred income taxes	3,124	3,124
Prepaid expenses and other assets	4,593	4,018

Total current assets	26,685	26,547
PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,117	13,117
Photographic, sales and finishing equipment	143,293	139,742
Studio improvements	23,961	23,566
Construction in progress	1,892	1,085

Total	184,569	179,816
Less accumulated depreciation and amortization	114,465	111,776

Property and equipment, net	70,104	68,040
GOODWILL	51,623	51,643
DEFERRED FINANCING COSTS, NET	8,047	8,466
DEFERRED INCOME TAXES, NONCURRENT	11,600	10,316
OTHER ASSETS	35	34

TOTAL ASSETS	$168,094	$165,046

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

(dollar amounts in thousands)

	May 2, 2004	February 1, 2004
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$12,200	$10,000
Current portion of long-term debt	344	279
Accounts payable-trade	26,010	23,672
Accrued insurance	4,264	4,055
Accrued income taxes	689	858
Accrued compensation	4,976	5,270
Accrued interest	5,676	10,197
Other accrued liabilities	12,574	10,128

Total current liabilities	66,733	64,459
LONG-TERM DEBT	219,648	219,658
OTHER LIABILITIES	7,628	5,679

TOTAL LIABILITIES	294,009	289,796
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; issued and outstanding—May 2, 2004 and February 1, 2004—2,294,352 shares	459	459
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	23,668	23,668
Deferred compensation	(314)	(333)
Accumulated deficit	(168,028)	(166,851)
Accumulated other comprehensive loss	(289)	(282)

Total shareholders’ deficiency	(140,915)	(139,750)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$168,094	$165,046

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
SALES	$79,896	$71,556
COST OF SALES	62,706	55,362

GROSS PROFIT	17,190	16,194
GENERAL AND ADMINISTRATIVE	11,720	11,513

INCOME FROM OPERATIONS	5,470	4,681
INTEREST INCOME	2	2
INTEREST EXPENSE	(7,932)	(7,674)

LOSS BEFORE INCOME TAXES	(2,460)	(2,991)
INCOME TAX BENEFIT	1,283	1,305

NET LOSS	$(1,177)	$(1,686)

PRO FORMA FOR APPLICATION OF SFAS NO. 123:
NET LOSS	$(1,186)	$(1,694)

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
OPERATING ACTIVITIES:
Net loss	$(1,177)	$(1,686)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,069	2,726
Amortization of deferred financing cost	419	429
Amortization of debt discounts	153	153
Stock compensation expense	19	11
Provision for deferred income taxes	(1,284)	(1,305)
Loss on disposal of property and equipment	89	45
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(90)	(178)
Inventories	784	(1,133)
Prepaid expenses and other assets	(575)	(519)
Other noncurrent assets	(1)	5
Accounts payable - trade	2,338	20
Accrued expenses	(254)	615
Accrued interest	(4,521)	(6,382)
Other current accrued liabilities	2,446	5,113
Other non-current accrued liabilities	1,949	2,031

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,364	(55)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,465)	(6,384)
Proceeds from sales of property and equipment	—	2

NET CASH USED IN INVESTING ACTIVITIES	(5,465)	(6,382)

FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	24,400	21,900
Repayment of senior secured credit facility and capital lease obligations	(22,225)	(13,322)
Repayment of installment purchase agreement	(73)	—
Deferred financing cost	—	(31)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,102	8,547

EFFECT OF EXCHANGE RATE CHANGES ON CASH	256	(234)

INCREASE IN CASH AND CASH EQUIVALENTS	257	1,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,820	2,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,077	$4,398

See notes to consolidated financial statements.

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except where noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of PCA International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen week periods ended May 2, 2004 and May 4, 2003 are not necessarily indicative of the results for the fiscal years ending January 30, 2005 (“fiscal 2004”) and February 1, 2004 (“fiscal 2003”), respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Certain financial statement items have been reclassified to conform to the current period’s format.

2.	STOCK OPTION PLAN

Prior to fiscal 2003, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense relating to stock options granted to employees was recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant (see Note 10 to the Consolidated Financial Statements (Item 8.) in the Annual Report on Form 10-K for the fiscal year ended February 1, 2004). As such, no compensation expense related to stock options was recognized in the consolidated financial statements in fiscal 2002 and 2001.

During the fourth quarter of fiscal 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 states the adoption of the fair value based method is a change to a preferable method of accounting. Management believes use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation.

Under the prospective transition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or February 2, 2003. Prior awards will continue to be accounted for under the intrinsic value method.

The pro forma results disclosed for the current period differ from the actual results, because under APB Opinion No. 20, “Accounting Changes,” the pro forma results are computed as if SFAS No. 123 had been applied for all periods, whereas, the adoption of SFAS No. 123 in fiscal 2003 is applied only to awards granted subsequent to February 2, 2003.

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

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net loss as reported and the pro forma amounts are indicated below:

	For the Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
Net loss attributable to common shareholders:
As reported	$(1,177)	$(1,686)

Less:
Additional compensation expense	9	8

Proforma	$(1,186)	$(1,694)

3.	SEASONALITY

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

4.	COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen weeks ended May 2, 2004 and May 4, 2003 was comprised of the following:

	For the Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
Net loss	$(1,177)	$(1,686)
Foreign currency translation adjustment, net of taxes	(7)	423

Total comprehensive loss	$(1,184)	$(1,263)

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities were comprised of the following:

	May 2, 2004	February 1, 2004
Accrued taxes other than income	$3,581	$2,587
Other accrued expenses	3,279	3,269
Customer deposits	5,714	4,272

	$12,574	$10,128

6.	OTHER LIABILITIES

Other liabilities were comprised of the following:

	May 2, 2004	February 1, 2004
Accrued interest	$2,215	$628
Long-term portion of retiree benefit obligation	987	1,061
Long-term portion of workers’ compensation obligations	4,345	3,916
Long-term occupancy obligations	81	74

	$7,628	$5,679

7.	COMMITMENTS AND CONTINGENCIES

In April 2002, the Company entered into a five year supply agreement to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. As of May 2, 2004, the Company was in compliance with this agreement.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

8.	GOODWILL AND INTANGIBLE ASSETS

On February 4, 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment. Intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company compared the fair value of its retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit as of February 2, 2004. Fair value was derived utilizing the income approach, which considers expected returns on an investment discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment. At February 2, 2004, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at February 1, 2004.

As of May 2, 2004 and February 1, 2004, the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	May 2, 2004	February 1, 2004
Unamortized intangible assets:
Goodwill	$51,623	$51,643

The decrease of $20 from February 1, 2004 to May 2, 2004 is due to fluctuations in foreign currency exchange rates.

9.	BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company has two reportable segments, Retail Portraiture and Institutional Portraiture. The Retail Portraiture segment serves studios in retail stores and military bases in the U.S., Canada, Mexico, Germany and the U.K. The Institutional Portraiture segment serves institutional markets such as church congregations, schools and special events photography.

The Company evaluates performance based on sales and Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in the Series A preferred stock (mark-to-market derivative expense), early extinguishments of debt, interest, taxes, depreciation and amortization. Cumulative effect of accounting change, mark-to-market derivative expense, and early extinguishments of debt do not pertain to the periods shown but do pertain to other recent periods. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors because it is used by management to evaluate the operating performance of the Company and compare the Company’s operating performance with that of its competitors. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including the mark-to-market change in the fair value of the Series A preferred stock and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. The Company therefore utilizes Adjusted EBITDA as a useful alternative to net income as an indicator of operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While management believes some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income and/or income from operations.

The following table reconciles net loss to Adjusted EBITDA:

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended May 2, 2004
Net loss	$(502)	$(675)	$(1,177)
Reconciling items:
Depreciation and amortization	2,621	448	3,069
Income tax benefit	(1,260)	(23)	(1,283)
Interest income	(2)	—	(2)
Interest expense	7,667	265	7,932

Adjusted EBITDA	$8,524	$15	$8,539

For the thirteen weeks ended May 4, 2003
Net loss	$(1,295)	$(391)	$(1,686)
Reconciling items:
Depreciation and amortization	2,674	52	2,726
Income tax benefit	(1,265)	(40)	(1,305)
Interest income	(2)	—	(2)
Interest expense	7,394	280	7,674

Adjusted EBITDA	$7,506	$(99)	$7,407

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended May 2, 2004
Sales	$77,157	$2,739	$79,896
Adjusted EBITDA	$8,524	$15	$8,539

For the thirteen weeks ended May 4, 2003
Sales	$68,548	$3,008	$71,556
Adjusted EBITDA	$7,506	$(99)	$7,407

Geographic Data as of and for the Thirteen Weeks Ended:

	United States	Canada	Mexico	Other Foreign	Consolidated
May 2, 2004
Sales	$72,738	$4,614	$2,274	$270	$79,896
Long-lived assets	110,333	6,266	3,274	1,889	121,762

May 4, 2003
Sales	$66,099	$3,412	$1,955	$90	$71,556
Long-lived assets	103,496	5,924	3,101	1,100	113,621

10.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

May 2, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$4,711	$366	$—	$5,077
Accounts receivable	—	—	2,190	249	—	2,439
Inventories	—	—	11,411	41	—	11,452
Deferred income taxes	—	—	3,124	—	—	3,124
Prepaid expenses and other assets	—	—	4,271	322	—	4,593

Total current assets	—	—	25,707	978	—	26,685
Investments and intercompany receivables	(87,517)	57,131	(68,214)	(8,386)	106,986	—
Property and equipment, net	—	—	64,964	5,140	—	70,104
Goodwill, intangible and other assets, net	—	—	51,637	21	—	51,658
Deferred financing costs, net	1,545	6,502	—	—	—	8,047
Deferred income taxes, noncurrent	—	—	11,600	—	—	11,600

Total assets	$(85,972)	$63,633	$85,694	$(2,247)	$106,986	$168,094

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$12,200	$—	$—	$—	$12,200
Current portion of long-term debt	—	—	344	—	—	344
Accounts payable - trade	—	—	25,786	224	—	26,010
Accrued insurance	—	—	4,264	—	—	4,264
Accrued income taxes	—	—	689	—	—	689
Accrued compensation	—	—	4,890	86	—	4,976
Accrued interest	—	5,620	56	—	—	5,676
Other accrued liabilities	—	—	12,516	58	—	12,574

Total current liabilities	—	17,820	48,545	368	—	66,733
Long-term debt, less current portion	37,125	182,523	—	—	—	219,648
Other liabilities	2,215	—	5,413	—	—	7,628
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(140,312)	(136,710)	31,736	(2,615)	106,986	(140,915)

Total liabilities and shareholders’ equity (deficiency)	$(85,972)	$63,633	$85,694	$(2,247)	$106,986	$168,094

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

February 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$4,441	$379	$—	$4,820
Accounts receivable	—	—	2,136	213	—	2,349
Inventories	—	—	12,163	73	—	12,236
Deferred income taxes	—	—	3,124	—	—	3,124
Prepaid expenses and other assets	—	—	3,702	316	—	4,018

Total current assets	—	—	25,566	981	—	26,547
Investments and intercompany receivables	(88,000)	58,458	(76,172)	(7,724)	113,438	—
Property and equipment, net	—	—	62,843	5,197	—	68,040
Goodwill, intangible and other assets, net	—	—	51,655	22	—	51,677
Deferred financing costs, net	1,581	6,885	—	—	—	8,466
Deferred income taxes, noncurrent	—	—	10,316	—	—	10,316

Total assets	$(86,419)	$65,343	$74,208	$(1,524)	$113,438	$165,046

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$10,000	$—	$—	$—	$10,000
Current portion of long-term debt	—	—	279	—	—	279
Accounts payable - trade	—	—	23,425	247	—	23,672
Accrued insurance	—	—	4,055	—	—	4,055
Accrued income taxes	—	—	859	(1)	—	858
Accrued compensation	—	—	5,195	75	—	5,270
Accrued interest	—	10,129	68	—	—	10,197
Other accrued liabilities	—	—	10,069	59	—	10,128

Total current liabilities	—	20,129	43,950	380	—	64,459
Long-term debt, less current portion	37,088	182,407	163	—	—	219,658
Other liabilities	628	—	5,051	—	—	5,679
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(139,135)	(137,193)	25,044	(1,904)	113,438	(139,750)

Total liabilities and shareholders’ equity (deficiency)	$(86,419)	$65,343	$74,208	$(1,524)	$113,438	$165,046

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended May 2, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$77,353	$2,543	$—	$79,896
Cost of sales	—	—	59,978	2,728	—	62,706

Gross profit	—	—	17,375	(185)	—	17,190
General and administrative	—	—	11,121	599	—	11,720

Income (loss) from operations	—	—	6,254	(784)	—	5,470
Interest income	—	—	1	1	—	2
Interest expense	(1,660)	(6,269)	(3)	—	—	(7,932)
Investment income (loss) in equity of wholly-owned subsidiaries	483	6,752	(783)	—	(6,452)	—

Income (loss) before income taxes	(1,177)	483	5,469	(783)	(6,452)	(2,460)
Income tax benefit	—	—	1,283	—	—	1,283

Net income (loss)	$(1,177)	$483	$6,752	$(783)	$(6,452)	$(1,177)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended May 4, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$69,511	$2,045	$—	$71,556
Cost of sales	—	—	53,210	2,152	—	55,362

Gross profit	—	—	16,301	(107)	—	16,194
General and administrative	—	—	11,416	97	—	11,513

Income (loss) from operations	—	—	4,885	(204)	—	4,681
Interest income	—	—	2	—	—	2
Interest expense	(1,427)	(6,243)	(4)	—	—	(7,674)
Investment income (loss) in equity of wholly-owned subsidiaries	(259)	5,984	(204)	—	(5,521)	—

Income (loss) before income taxes	(1,686)	(259)	4,679	(204)	(5,521)	(2,991)
Income tax benefit	—	—	1,305	—	—	1,305

Net income (loss)	$(1,686)	$(259)	$5,984	$(204)	$(5,521)	$(1,686)

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Thirteen Weeks Ended May 2, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(2,200)	$5,550	$14	$—	$3,364

Net cash used in investing activities	—	—	(5,269)	(196)	—	(5,465)

Net cash provided by (used in) financing activities	—	2,200	(98)	—	—	2,102

Effect of exchange rate changes on cash	—	—	87	169	—	256

Increase (decrease) in cash and cash equivalents	—	—	270	(13)	—	257
Cash and cash equivalents at beginning of period	—	—	4,441	379	—	4,820

Cash and cash equivalents at end of period	$—	$—	$4,711	$366	$—	$5,077

PCA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Thirteen Weeks Ended May 4, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(8,569)	$8,019	$495	$—	$(55)

Net cash used in investing activities	—	—	(5,943)	(439)	—	(6,382)

Net cash provided by (used in) financing activities	—	8,569	(22)	—	—	8,547

Effect of exchange rate changes on cash	—	—	(191)	(43)	—	(234)

Increase (decrease) in cash and cash equivalents	—	—	1,863	13	—	1,876
Cash and cash equivalents at beginning of period	—	—	2,312	210	—	2,522

Cash and cash equivalents at end of period	$—	$—	$4,175	$223	$—	$4,398

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended May 2, 2004 Compared With Thirteen Weeks Ended May 4, 2003.

Sales for the thirteen weeks ended May 2, 2004 (“Q1 2004”) increased 11.7%, or $8.3 million, to $79.9 million from $71.6 million for the thirteen weeks ended May 4, 2003 (“Q1 2003”). The increase in total sales was a result of the following:

Amount (in millions)	Attributable to
$2.8	4.6% increase in same studio sales in Wal-Mart permanent portrait studios
6.5	228 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
(0.9)	Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited

8.4	Total increase attributable to our Wal-Mart business
(0.1)	Other

$8.3	Total increase in sales

The increase in same studio sales for Q1 2004 is the result of the timing of the Easter holiday and our revenue recognition policy to record sales when portraits are delivered to customers. The Easter holiday occurred in fiscal week ten in Q1 2004 as compared to fiscal week eleven in Q1 2003. By the end of Q1 2004, 85.4% of customers photographed during the week of Easter were delivered while 12.0% were delivered by the end of Q1 2003.

Gross profit for Q1 2004 increased 6.2% to $17.2 million from $16.2 million in Q1 2003. Gross profit as a percentage of sales was 21.5% and 22.6% in Q1 2004 and Q1 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

%	Attributable to
(0.6)%	Change in our product mix
(0.4)	Increase in U.S. Wal-Mart permanent studio license fee percentage
(0.1)	Increase in depreciation expense due to studio expansion

(1.1)%	Total decrease in gross profit percentage

The decrease in our gross profit percentage attributable to the change in product mix is a result of continued favorable customer acceptance of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If customer acceptance of these new product offerings continues to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit percentage. The decrease in gross profit percentage attributable to the license fee for U.S. Wal-Mart permanent studios is the result of a contractual increase in the fee as a percentage of sales.

General and administrative expenses for Q1 2004 increased 1.8%, or $0.2 million, to $11.7 million from $11.5 million in Q1 2003. General and administrative expenses as a percentage of sales were 14.7% and 16.1% for Q1 2004 and Q1 2003, respectively. The increase in total general and administrative expenses was a result of the following:

Amount (in millions)	Attributable to
$0.5	Increase in workers’ compensation/general casualty expenses
(0.5)	Decrease in payroll cost as a result of decreases in commission and bonus compensation
0.5	Increase in foreign currency transaction loss
(0.1)	Decrease in seminar costs primarily as the result of the timing of our International Photography and Sales Meeting
(0.2)	Other decreases in general and administrative expenses

$0.2	Total increase in general and administrative expenses

Income from operations for Q1 2004 increased 16.9% to $5.5 million from $4.7 million in Q1 2003. Income from operations as a percentage of sales increased to 6.8% in Q1 2004 from 6.5% in Q1 2003. This increase reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for Q1 2004 increased 3.4%, or $0.3 million, to $7.9 million from $7.7 million in Q1 2003 as a result of the following:

Amount (in millions)	Attributable to
$0.2	Increase from Parent Notes issued in June 2002
0.1	Increase in usage fees due to additional outstanding letters of credit

$0.3	Total increase in interest expense

The weighted average interest rate on our outstanding debt remained relatively constant at 12.0% in Q1 2004 as compared to 11.9% in Q1 2003.

Income tax benefit for Q1 2004 and Q1 2003 was $1.3 million. We anticipate taxable income for the fiscal year ending January 30, 2005 (“fiscal 2004”). As a result, we recognized an income tax benefit in Q1 2004 based on our anticipated effective income tax rate of approximately 52% for fiscal 2004. The effective income tax rate is adversely impacted by the non-deductible portion of interest expense related to our high yield debt obligations.

Net loss decreased to $1.2 million in Q1 2004 from $1.7 million in Q1 2003. The decrease in net loss is a result of the net effect of changes in income from operations, net interest expense, and income taxes described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During Q1 2004, we used $5.5 million in cash on capital expenditures as compared to $6.4 million during Q1 2003. Our working capital deficit increased to $40.0 million at the end of Q1 2004 as compared to $38.9 million at the end of Q1 2003.

Due to the seasonality of our operations, cash is generally consumed during the first three fiscal quarters and generated during the remaining fourth fiscal quarter. During the Christmas season, which falls in our fiscal fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

On June 27, 2002, we issued an aggregate amount of $165 million 11.875% senior notes due 2009 through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. PCA LLC also entered into a senior secured credit facility on June 27, 2002, which allows it to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of May 2, 2004, $22.2 million was outstanding in revolving loans in addition to $16.8 million in letters of credit. We had additional credit availability of $11.0 million. As of May 2, 2004, the weighted average interest rate on our senior secured credit facility was 4.6%. The senior secured credit facility is guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. In addition, on June 27, 2002, PCA LLC issued $10.0 million of 13.75% senior subordinated notes (“Opco Notes”) due June 27, 2010. These notes are subordinated to the senior secured credit facility and the 11.875% senior notes due 2009 and are guaranteed by PCA International, Inc. and certain of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. On June 27, 2002, PCA International, Inc. issued $30.0 million of 16.5% senior subordinated discount notes (“Parent Notes”) due June 27, 2010. These notes are subordinated to PCA International, Inc.’s guarantee of the senior secured credit facility and the 11.875% senior notes due 2009. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. Each of these individual debt instruments contains covenants with which we were in compliance as of May 2, 2004.

Purchases of Property and Equipment. Purchases of property and equipment were $5.5 million in Q1 2004 as compared to $6.4 million in Q1 2003. Purchases of property and equipment were principally for equipment and studio improvements in new permanent studios, as well as for expenditures for the upgrade of certain equipment in our two laboratory and processing facilities. Purchases of property and equipment were financed from borrowings under our senior secured credit facility. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $25 million in purchases of property and equipment in fiscal 2004 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured credit facility.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $3.4 million in Q1 2004 as compared to net cash used in operating activities of $0.1 million in Q1 2003. The increase in cash provided by (used in) operating activities of $3.4 million between Q1 2004 and Q1 2003 was primarily due to the $2.5 million increase in net cash provided by changes in operating assets and liabilities, the most significant changes being the $1.8 million change in accrued interest; the effect of changes in inventories of $1.9 million; the effect of changes in trade accounts payable of $2.3 million; and offset primarily by $2.7 million from other current liabilities and $0.9 million from accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $5.5 million in Q1 2004 from $6.4 million in Q1 2003. The primary reason for this decrease is the result of timing of new studio openings. We opened 11 fewer new studios in Q1 2004 than we did in Q1 2003. However, we anticipate our new studio openings for fiscal 2004 to be comparable to those of fiscal 2003.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.1 million in Q1 2004 as compared to $8.5 million in Q1 2003. Financing activities in Q1 2004 and Q1 2003 were primarily related to the ordinary borrowings and repayments under our senior secured credit facility.

Critical Accounting Policies

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Studio Openings

We opened 37 studios in the thirteen weeks ended May 2, 2004, which was comprised of 34 studios in the U.S., 1 in Canada, 1 in Mexico, and 1 in the U.K. Expenses related to the opening of these studios were charged to operations as incurred.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions identify forward-looking statements.

Forward-looking statements include, but are not limited to the following:

•	the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” that we expect to incur approximately $25 million in purchases of property and equipment in fiscal 2004 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured credit facility (“—Purchases of Property and Equipment”); and

•	the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” that we anticipate our new studio openings for fiscal 2004 to be comparable to those of fiscal 2003.

Factors that may cause actual results to differ from expected results include, among others

•	risks associated with substantial indebtedness, leverage, debt service and liquidity;

•	risks associated with our relationship with Wal-Mart, our principal business relationship;

•	performance of our new studios and their future operating results;

•	risks of competition from companies including, but not limited to, those currently operating in other photography markets;

•	risks associated with the domestic professional portrait photography industry; and

•	other risks and uncertainties affecting PCA International, Inc. and its subsidiaries referred to in this Form 10-Q (see especially “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of May 2, 2004, we have not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our senior secured credit facility would have a $0.1 million effect on loss before taxes for Q1 2004 based on the average outstanding balance on our senior secured credit facility for Q1 2004.

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

PCA International, Inc.
(Registrant)

By:	/s/ Barry J. Feld
Barry J. Feld
President, Chief Executive Officer, and Chairman of the Board

By:	/s/ Don Norsworthy
Don Norsworthy
Executive Vice President, Chief Financial Officer and Treasurer

Dated:	June 16, 2004