Form 10-Q
period 2004-08-01
PORTRAIT CORP OF AMERICA, INC.
filed 2004-09-14
CIK 76791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-8550

Portrait Corporation of America, Inc.

(Exact name of registrant as specified in its charter)

Delaware	57-1208051
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

815 Matthews-Mint Hill Road

Matthews, North Carolina 28105

(Address of principal executive offices)

(Zip Code)

(704) 588-4351

(Registrant’s telephone number, including area code)

PCA International, Inc.

(Former name, former address and former

fiscal year, if changed since last report)

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

As of September 14, 2004, there were 2,294,352 shares of the registrant’s common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollar amounts in thousands)

	August 1, 2004	February 1, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,948	$4,820
Accounts receivable	2,149	2,349
Inventories	12,254	12,236
Deferred income taxes	3,124	3,124
Prepaid expenses and other assets	4,274	4,018

Total current assets	27,749	26,547
PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,618	13,117
Photographic, sales and finishing equipment	146,388	139,742
Studio improvements	24,789	23,566
Construction in progress	3,150	1,085

Total	190,251	179,816
Less accumulated depreciation and amortization	117,698	111,776

Property and equipment, net	72,553	68,040
GOODWILL	51,642	51,643
DEFERRED FINANCING COSTS, NET	7,672	8,466
DEFERRED INCOME TAXES, NONCURRENT	16,650	10,316
OTHER ASSETS	19	34

TOTAL ASSETS	$176,285	$165,046

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

(dollar amounts in thousands)

	August 1, 2004	February 1, 2004
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$7,300	$10,000
Current portion of long-term debt	242	279
Accounts payable-trade	31,417	23,672
Accrued insurance	4,396	4,055
Accrued income taxes	695	858
Accrued compensation	4,603	5,270
Accrued interest	10,166	10,197
Other accrued liabilities	12,114	10,128

Total current liabilities	70,933	64,459
LONG-TERM DEBT	227,941	219,658
OTHER LIABILITIES	5,234	5,679

TOTAL LIABILITIES	304,108	289,796
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $10.00 par value (authorized—200,000 shares; outstanding—15,000 shares)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.20 par value (authorized—20,000,000 shares; issued and outstanding— August 1, 2004 and February 1, 2004—2,294,352 shares	459	459
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	23,668	23,668
Deferred compensation	(294)	(333)
Accumulated deficit	(170,043)	(166,851)
Accumulated other comprehensive loss	(202)	(282)

Total shareholders’ deficiency	(142,823)	(139,750)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$176,285	$165,046

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollar amounts in thousands)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
SALES	$68,442	$71,309	$148,338	$142,865
COST OF SALES	57,415	55,284	120,121	110,646

GROSS PROFIT	11,027	16,025	28,217	32,219
GENERAL AND ADMINISTRATIVE	10,149	10,857	21,869	22,370

INCOME FROM OPERATIONS	878	5,168	6,348	9,849
INTEREST INCOME	2	3	4	5
INTEREST EXPENSE	(7,946)	(7,659)	(15,878)	(15,333)

LOSS BEFORE INCOME TAXES	(7,066)	(2,488)	(9,526)	(5,479)
INCOME TAX BENEFIT	5,051	1,094	6,334	2,399

NET LOSS	$(2,015)	$(1,394)	$(3,192)	$(3,080)

PRO FORMA FOR APPLICATION OF SFAS NO. 123:
NET LOSS	$(2,022)	$(1,402)	$(3,208)	$(3,096)

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

	For the Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003
OPERATING ACTIVITIES:
Net loss	$(3,192)	$(3,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,277	5,607
Amortization of deferred financing cost	831	804
Paid-in-kind interest	3,139	2,679
Amortization of debt discounts	307	307
Stock compensation expense	39	22
Provision for deferred income taxes	(6,334)	(2,399)
Loss on disposal of property and equipment	202	150
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	200	(731)
Inventories	(18)	(1,140)
Prepaid expenses and other assets	(256)	(770)
Other noncurrent assets	15	6
Accounts payable - trade	7,745	2,682
Accrued expenses	(489)	685
Accrued interest	(31)	(11,592)
Other current accrued liabilities	1,986	2,928
Other non-current accrued liabilities	(445)	169

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,976	(3,673)

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,217)	(11,744)
Proceeds from sales of property and equipment	—	7

NET CASH USED IN INVESTING ACTIVITIES	(11,217)	(11,737)

FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	41,500	47,900
Repayment of senior secured credit facility and capital lease obligations	(39,251)	(29,145)
Repayment of installment purchase agreement	(149)	—
Deferred financing cost	(37)	(82)
Issuance of common stock	—	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,063	18,683

EFFECT OF EXCHANGE RATE CHANGES ON CASH	306	(160)

INCREASE IN CASH AND CASH EQUIVALENTS	1,128	3,113
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,820	2,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,948	$5,635

NONCASH FINANCING ACTIVITIES:
Paid-in-kind interest capitalized	$3,139	$2,679

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Portrait Corporation of America, Inc., formerly known as PCA International, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen week and twenty-six week periods ended August 1, 2004 and August 3, 2003 are not necessarily indicative of the results for the fiscal years ending January 30, 2005 (“fiscal 2004”) and February 1, 2004 (“fiscal 2003”), respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004. On August 6, 2004, PCA International, Inc. merged with and into the Company with the Company as the surviving company. See Note 13.

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

Under the prospective transition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or February 3, 2003. Prior awards will continue to be accounted for under the intrinsic value method.

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

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net loss as reported and the pro forma amounts are indicated below:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net loss attributable to common shareholders:
As reported	$(2,015)	$(1,394)	$(3,192)	$(3,080)

Less:
Additional compensation expense	7	8	16	16

Pro forma	$(2,022)	$(1,402)	$(3,208)	$(3,096)

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

4. COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen weeks and twenty-six weeks ended August 1, 2004 and August 3, 2003 was comprised of the following:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net loss	$(2,015)	$(1,394)	$(3,192)	$(3,080)
Foreign currency translation adjustment, net of taxes	87	20	80	443

Total comprehensive loss	$(1,928)	$(1,374)	$(3,112)	$(2,637)

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities were comprised of the following:

	August 1, 2004	February 1, 2004
Accrued taxes other than income	$2,937	$2,587
Other accrued expenses	3,385	3,269
Customer deposits	5,792	4,272

Total other accrued liabilities	$12,114	$10,128

6. OTHER LIABILITIES

Other liabilities were comprised of the following:

	August 1, 2004	February 1, 2004
Accrued interest	$661	$628
Long-term portion of retiree benefit obligation	—	1,061
Long-term portion of workers’ compensation obligations	4,501	3,916
Long-term occupancy obligations	72	74

Total other liabilities	$5,234	$5,679

7. EMPLOYEE BENEFITS

The Company provides health and life insurance benefits, effective February 1, 1992, to those persons already retired on February 1, 1992 and to those employees who were 55 years of age with 5 years of service on February 1, 1992. The plan provides for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. An eligible employee who retires after February 1, 1992 can receive benefits after attaining the age of 65. The plan was closed to new participants in March 1993 and only employees in the plan prior to March 1993 are eligible for benefits.

On June 29, 2004, the Board of Directors of the Company passed a resolution to terminate this plan. As a result of this termination, the Company recognized a reduction in the accrued benefit cost for this plan and a corresponding reduction in general and administrative expenses of $1.1 million. The remaining liability for this plan is $0.1 million.

8. COMMITMENTS AND CONTINGENCIES

In April 2002, the Company entered into a five year supply agreement to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. As of August 1, 2004, the Company was in compliance with this agreement.

The Company is currently responding to a claim by Mexican federal tax authorities regarding 1997, 1998 and 2000 tax years of a subsidiary of the Company. Based on information available to management, it is the opinion of management that the ultimate disposition of this inquiry will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

9. DEBT

On July 2, 2004, the Company entered into an amendment to its senior secured credit facility which included, among other things, a change in the definition of Consolidated EBITDA and an increase in the maximum loans outstanding from December 15 through January 15 to $15.0 million from $10.0 million. Consolidated EBITDA now also excludes extraordinary charges, as defined in the senior secured credit facility, related to workers’ compensation programs in the amount of $2.0 million for the fiscal quarter ending on or about October 31, 2003, $0.8 million for the fiscal quarter ending on or about January 31, 2004, and additional charges up to $1.2 million relating to the execution of a loss portfolio transfer with respect to workers’ compensation programs.

10. GOODWILL AND INTANGIBLE ASSETS

On February 4, 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment. Intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company compared the fair value of its retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit as of February 2, 2004. Fair value was derived utilizing the income approach, which considers expected returns on an investment discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment. At February 2, 2004, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at February 1, 2004.

As of August 1, 2004 and February 1, 2004, the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	August 1, 2004	February 1, 2004
Unamortized intangible assets:
Goodwill	$51,642	$51,643

The decrease of $1 from February 1, 2004 to August 1, 2004 is due to fluctuations in foreign currency exchange rates.

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

The following table reconciles net loss to Adjusted EBITDA:

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended August 1, 2004
Net loss	$(1,826)	$(189)	$(2,015)
Reconciling items:
Depreciation and amortization	3,163	45	3,208
Income tax benefit	(4,859)	(192)	(5,051)
Interest income	(2)	—	(2)
Interest expense	7,672	274	7,946

Adjusted EBITDA	$4,148	$(62)	$4,086

For the thirteen weeks ended August 3, 2003
Net loss	$(1,110)	$(284)	$(1,394)
Reconciling items:
Depreciation and amortization	2,838	43	2,881
Income tax benefit	(1,059)	(35)	(1,094)
Interest income	(3)	—	(3)
Interest expense	7,345	314	7,659

Adjusted EBITDA	$8,011	$38	$8,049

	Retail Portraiture	Institutional Portraiture	Consolidated
For the twenty-six weeks ended August 1, 2004
Net loss	$(2,730)	$(462)	$(3,192)
Reconciling items:
Depreciation and amortization	6,186	91	6,277
Income tax benefit	(6,119)	(215)	(6,334)
Interest income	(4)	—	(4)
Interest expense	15,339	539	15,878

Adjusted EBITDA	$12,672	$(47)	$12,625

For the twenty-six weeks ended August 3, 2003
Net loss	$(2,405)	$(675)	$(3,080)
Reconciling items:
Depreciation and amortization	5,512	95	5,607
Income tax benefit	(2,323)	(76)	(2,399)
Interest income	(5)	—	(5)
Interest expense	14,739	594	15,333

Adjusted EBITDA	$15,518	$(62)	$15,456

Business Segment Data

	Retail Portraiture	Institutional Portraiture	Consolidated
For the thirteen weeks ended August 1, 2004
Sales	$66,086	$2,356	$68,442
Adjusted EBITDA	$4,148	$(62)	$4,086

For the thirteen weeks ended August 3, 2003
Sales	$68,351	$2,958	$71,309
Adjusted EBITDA	$8,011	$38	$8,049

For the twenty-six weeks ended August 1, 2004
Sales	$143,243	$5,095	$148,338
Adjusted EBITDA	$12,672	$(47)	$12,625

For the twenty-six weeks ended August 3, 2003
Sales	$136,899	$5,966	$142,865
Adjusted EBITDA	$15,518	$(62)	$15,456

Geographic Data as of and for the Thirteen and Twenty-Six Weeks Ended:

	United States	Canada	Mexico	Other Foreign	Consolidated
August 1, 2004
Sales for the Thirteen Weeks Ended	$61,385	$4,596	$2,180	$281	$68,442
Sales for the Twenty-Six Weeks Ended	134,123	9,210	4,454	551	148,338
Long-lived assets	112,447	6,417	3,331	2,019	124,214

August 3, 2003
Sales for the Thirteen Weeks Ended	$64,878	$4,201	$2,088	$142	$71,309
Sales for the Twenty-Six Weeks Ended	130,977	7,613	4,043	232	142,865
Long-lived assets	105,452	5,863	3,181	1,439	115,935

12. GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

August 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Entities	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$4,702	$1,246	$—	$5,948
Accounts receivable	—	—	1,960	189	—	2,149
Inventories	—	—	12,214	40	—	12,254
Deferred income taxes	—	—	3,124	—	—	3,124
Prepaid expenses and other assets	—	—	3,884	390	—	4,274

Total current assets	—	—	25,884	1,865	—	27,749

Investments and intercompany receivables	(87,874)	61,824	(65,998)	(10,016)	102,064	—
Property and equipment, net	—	—	67,210	5,343	—	72,553
Goodwill, intangible and other assets, net	—	—	51,652	6	3	51,661
Deferred financing costs, net	1,510	6,162	—	—	—	7,672
Deferred income taxes, noncurrent	—	—	16,650	—	—	16,650

Total assets	$(86,364)	$67,986	$95,398	$(2,802)	$102,067	$176,285

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$7,300	$—	$—	$—	$7,300
Current portion of long-term debt	—	—	242	—	—	242
Accounts payable - trade	—	—	31,165	252	—	31,417
Accrued insurance	—	—	4,396	—	—	4,396
Accrued income taxes	—	—	693	2	—	695
Accrued compensation	—	—	4,547	56	—	4,603
Accrued interest	—	10,114	52	—	—	10,166
Other accrued liabilities	—	—	12,017	97	—	12,114

Total current liabilities	—	17,414	53,112	407	—	70,933

Long-term debt, less current portion	40,302	187,639	—	—	—	227,941
Other liabilities	661	—	4,573	—	—	5,234
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(142,327)	(137,067)	37,713	(3,209)	102,067	(142,823)

Total liabilities and shareholders’ equity (deficiency)	$(86,364)	$67,986	$95,398	$(2,802)	$102,067	$176,285

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

February 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$4,441	$379	$—	$4,820
Accounts receivable	—	—	2,136	213	—	2,349
Inventories	—	—	12,163	73	—	12,236
Deferred income taxes	—	—	3,124	—	—	3,124
Prepaid expenses and other assets	—	—	3,702	316	—	4,018

Total current assets	—	—	25,566	981	—	26,547

Investments and intercompany receivables	(88,000)	58,458	(76,172)	(7,724)	113,438	—
Property and equipment, net	—	—	62,843	5,197	—	68,040
Goodwill, intangible and other assets, net	—	—	51,655	22	—	51,677
Deferred financing costs, net	1,581	6,885	—	—	—	8,466
Deferred income taxes, noncurrent	—	—	10,316	—	—	10,316

Total assets	$(86,419)	$65,343	$74,208	$(1,524)	$113,438	$165,046

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$10,000	$—	$—	$—	$10,000
Current portion of long-term debt	—	—	279	—	—	279
Accounts payable - trade	—	—	23,425	247	—	23,672
Accrued insurance	—	—	4,055	—	—	4,055
Accrued income taxes	—	—	859	(1)	—	858
Accrued compensation	—	—	5,195	75	—	5,270
Accrued interest	—	10,129	68	—	—	10,197
Other accrued liabilities	—	—	10,069	59	—	10,128

Total current liabilities	—	20,129	43,950	380	—	64,459

Long-term debt, less current portion	37,088	182,407	163	—	—	219,658
Other liabilities	628	—	5,051	—	—	5,679
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(139,135)	(137,193)	25,044	(1,904)	113,438	(139,750)

Total liabilities and shareholders’ equity (deficiency)	$(86,419)	$65,343	$74,208	$(1,524)	$113,438	$165,046

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended August 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$65,980	$2,462	$—	$68,442
Cost of sales	—	—	54,785	2,630	—	57,415

Gross profit	—	—	11,195	(168)	—	11,027
General and administrative	—	—	9,719	430	—	10,149

Income (loss) from operations	—	—	1,476	(598)	—	878
Interest income	—	—	2	—	—	2
Interest expense	(1,658)	(6,149)	(139)	—	—	(7,946)
Investment income (loss) in equity of wholly-owned subsidiaries	(357)	5,792	(598)	—	(4,837)	—

Income (loss) before income taxes	(2,015)	(357)	741	(598)	(4,837)	(7,066)
Income tax benefit	—	—	5,051	—	—	5,051

Net income (loss)	$(2,015)	$(357)	$5,792	$(598)	$(4,837)	$(2,015)

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended August 3, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$69,079	$2,230	$—	$71,309
Cost of sales	—	—	53,016	2,268	—	55,284

Gross profit	—	—	16,063	(38)	—	16,025
General and administrative	—	—	10,545	312	—	10,857

Income (loss) from operations	—	—	5,518	(350)	—	5,168
Interest income	—	—	2	1	—	3
Interest expense	(1,443)	(6,212)	(4)	—	—	(7,659)
Investment income (loss) in equity of wholly-owned subsidiaries	49	6,261	(349)	—	(5,961)	—

Income (loss) before income taxes	(1,394)	49	5,167	(349)	(5,961)	(2,488)
Income tax benefit	—	—	1,094	—	—	1,094

Net income (loss)	$(1,394)	$49	$6,261	$(349)	$(5,961)	$(1,394)

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twenty-Six Weeks Ended August 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$143,333	$5,005	$—	$148,338
Cost of sales	—	—	114,763	5,358	—	120,121

Gross profit	—	—	28,570	(353)	—	28,217
General and administrative	—	—	20,840	1,029	—	21,869

Income (loss) from operations	—	—	7,730	(1,382)	—	6,348
Interest income	—	—	3	1	—	4
Interest expense	(3,318)	(12,418)	(142)	—	—	(15,878)
Investment income (loss) in equity of wholly-owned subsidiaries	126	12,544	(1,381)	—	(11,289)	—

Income (loss) before income taxes	(3,192)	126	6,210	(1,381)	(11,289)	(9,526)
Income tax benefit	—	—	6,334	—	—	6,334

Net income (loss)	$(3,192)	$126	$12,544	$(1,381)	$(11,289)	$(3,192)

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Twenty-Six Weeks Ended August 3, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$—	$—	$138,590	$4,275	$—	$142,865
Cost of sales	—	—	106,226	4,420	—	110,646

Gross profit	—	—	32,364	(145)	—	32,219
General and administrative	—	—	21,961	409	—	22,370

Income (loss) from operations	—	—	10,403	(554)	—	9,849
Interest income	—	—	4	1	—	5
Interest expense	(2,870)	(12,455)	(8)	—	—	(15,333)
Investment income (loss) in equity of wholly-owned subsidiaries	(210)	12,245	(553)	—	(11,482)	—

Income (loss) before income taxes	(3,080)	(210)	9,846	(553)	(11,482)	(5,479)
Income tax benefit	—	—	2,399	—	—	2,399

Net income (loss)	$(3,080)	$(210)	$12,245	$(553)	$(11,482)	$(3,080)

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Twenty-Six Weeks Ended August 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(2,263)	$10,894	$1,260	$85	$9,976

Net cash used in investing activities	—	—	(10,607)	(610)	—	(11,217)

Net cash provided by (used in) financing activities	—	2,263	(200)	—	—	2,063

Effect of exchange rate changes on cash	—	—	174	217	(85)	306

Increase in cash and cash equivalents	—	—	261	867	—	1,128
Cash and cash equivalents at beginning of period	—	—	4,441	379	—	4,820

Cash and cash equivalents at end of period	$—	$—	$4,702	$1,246	$—	$5,948

PORTRAIT CORPORATION OF AMERICA, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Twenty-Six Weeks Ended August 3, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(10)	$(18,718)	$13,812	$1,231	$12	$(3,673)

Net cash used in investing activities	—	—	(10,825)	(912)	—	(11,737)

Net cash provided by (used in) financing activities	10	18,718	(45)	—	—	18,683

Effect of exchange rate changes on cash	—	—	179	(327)	(12)	(160)

Increase (decrease) in cash and cash equivalents	—	—	3,121	(8)	—	3,113
Cash and cash equivalents at beginning of period	—	—	2,312	210	—	2,522

Cash and cash equivalents at end of period	$—	$—	$5,433	$202	$—	$5,635

13. SUBSEQUENT EVENT

On August 6, 2004, PCA International, Inc., a North Carolina corporation (“PCA North Carolina”), merged (the “Merger”) with and into the Company, a Delaware corporation, with the Company as the surviving company. The purpose of the Merger was to reincorporate PCA North Carolina from North Carolina to Delaware.

In the Merger, (i) each share of the common stock, par value of $.20 per share (the “Existing Common Stock”), of PCA North Carolina was converted into one share of common stock, par value $0.01 per share (the “New Common Stock”), of the Company, (ii) each share of Series A Convertible Preferred Stock, par value $10 per share (the “Existing Series A Preferred Stock”), of PCA North Carolina was converted into one share of Series A redeemable Convertible Preferred Stock, par value $0.01 per share (the “New Series A Preferred Stock”), of the Company and (iii) each outstanding option or warrant to purchase on share of Existing Common Stock or Existing Series A Preferred Stock now constitutes an option or warrant, as the case may be, to purchase one share of New Common Stock or one share of New Series A Preferred Stock, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Twenty-Six Weeks Ended August 1, 2004 Compared With Twenty-Six Weeks Ended August 3, 2003.

Sales for the twenty-six weeks ended August 1, 2004 (“first half of 2004”) increased 3.8%, or $5.4 million, to $148.3 million from $142.9 million for the twenty-six weeks ended August 3, 2003 (“first half of 2003”). The increase in total sales was a result of the following:

Amount (in millions)	Attributable to
$11.2	220 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
(3.2)	2.6% decrease in same studio sales in Wal-Mart permanent portrait studios
(2.1)	Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited

5.9	Total increase attributable to our Wal-Mart business
(0.5)	Other

$5.4	Total increase in sales

Gross profit for first half of 2004 decreased 12.4% to $28.2 million from $32.2 million in first half of 2003. Gross profit as a percentage of sales was 19.0% and 22.6% in first half of 2004 and first half of 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

%	Attributable to
(1.5)%	Increase in retail photography and sales labor as a percentage of sales due to decrease in same studio sales
0.6	Decrease in portrait manufacturing cost due to an increase in productivity
(0.5)	Increase in U.S. Wal-Mart permanent studio license fee percentage
(0.5)	Change in our product mix
(0.5)	Increase in general studio supplies as a percentage of sales due to decrease in same studio sales
(0.4)	Increase in depreciation expense due to studio expansion
(0.3)	Increase in marketing and advertising as a percentage of sales due to decrease in same studio sales
(0.3)	Increase in life and health insurance costs for retail employees
(0.1)	Increase in workers’ compensation expense pertaining to retail employees
(0.1)	Other

(3.6)%	Total decrease in gross profit percentage

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

General and administrative expenses for first half of 2004 decreased 2.2%, or $0.5 million, to $21.9 million from $22.4 million in first half of 2003. General and administrative expenses as a percentage of sales were 14.7% and 15.7% for first half of 2004 and first half of 2003, respectively. The decrease in total general and administrative expenses was a result of the following:

Amount (in millions)	Attributable to
$1.1	Increase in workers’ compensation expense pertaining to general and administrative employees and in general casualty expenses
(1.1)	Savings related to termination of benefit plan for certain retired employees
(0.8)	Decrease in payroll cost as a result of decreases in commission and bonus compensation
0.4	Increase in foreign currency transaction loss
(0.3)	Decrease in seminar costs primarily as the result of the timing of our International Photography and Sales Meeting
0.2	Increase in life and health expense insurance for general and administrative employees

$(0.5)	Total decrease in general and administrative expenses

Income from operations for first half of 2004 decreased 35.5% to $6.3 million from $9.8 million in first half of 2003. Income from operations as a percentage of sales decreased to 4.3% in first half of 2004 from 6.9% in first half of 2003. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for first half of 2004 increased 3.6%, or $0.6 million, to $15.9 million from $15.3 million in first half of 2003 as a result of the following:

Amount (in millions)	Attributable to
$0.5	Increase from Parent Notes issued in June 2002 due to paid-in-kind interest increasing the principal amount of the Notes
0.1	Increase in usage fees due to additional outstanding letters of credit

$0.6	Total increase in interest expense

The weighted average interest rate on our outstanding debt was 12.05% in first half of 2004 as compared to 11.77% in first half of 2003.

Income tax benefit for first half of 2004 and first half of 2003 was $6.3 million and $2.4 million, respectively. We anticipate taxable income for the fiscal year ending January 30, 2005 (“fiscal 2004”). As a result, we recognized an income tax benefit in Q2 2004 based on our anticipated effective income tax rate of 66.5% for fiscal 2004. Our blended estimated income tax rate of 38.6% is adversely impacted by the non-deductible portion of interest expense, $2.3 million on an annual basis, related to our high yield debt obligations resulting in a much higher effective income tax rate.

Net loss increased to $3.2 million in first half of 2004 from $3.1 million in first half of 2003. The increase in net loss is a result of the net effect of changes in income from operations, net interest expense, and income taxes described above.

Thirteen Weeks Ended August 1, 2004 Compared With Thirteen Weeks Ended August 3, 2003.

As a result of the timing of the Easter holiday, the twenty-six weeks ended August 1, 2004 and August 3, 2003 provide a more meaningful comparison than the thirteen weeks ended August 1, 2004 and August 3, 2003.

Sales for the thirteen weeks ended August 1, 2004 (“Q2 2004”) decreased 4.0%, or $2.9 million, to $68.4 million from $71.3 million for the thirteen weeks ended August 3, 2003 (“Q2 2003”). The decrease in total sales was a result of the following:

Amount (in millions)	Attributable to
$(6.0)	9.7% decrease in same studio sales in Wal-Mart permanent portrait studios
4.7	220 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
(1.2)	Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited

(2.5)	Total decrease attributable to our Wal-Mart business
(0.4)	Other

$(2.9)	Total decrease in sales

Same studio sales for Q2 2004 were impacted by the timing of the Easter holiday and our revenue recognition policy to record sales when portraits are delivered to customers. The Easter holiday occurred in fiscal week ten in Q1 2004 compared to fiscal week eleven in Q1 2003. By the end of Q1 2004, 85.4% of customers photographed during the week of Easter were delivered while 12.0% were delivered by the end of Q1 2003.

Gross profit for Q2 2004 decreased 31.2% to $11.0 million from $16.0 million in Q2 2003. Gross profit as a percentage of sales was 16.1% and 22.5% in Q2 2004 and Q2 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

%	Attributable to
(2.9)%	Increase in retail photography and sales labor as a percentage of sales due to decrease in same studio sales
(0.7)	Increase in general studio supplies as a percentage of sales due to decrease in same studio sales
(0.6)	Change in our product mix
(0.6)	Increase in depreciation expense due to studio expansion
(0.6)	Increase in marketing and advertising as a percentage of sales due to decrease in same studio sales
(0.5)	Increase in life and health insurance costs for retail employees
(0.4)	Increase in U.S. Wal-Mart permanent studio license fee percentage
(0.2)	Increase in workers’ compensation expense pertaining to retail employees
0.1	Other

(6.4)%	Total decrease in gross profit percentage

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

General and administrative expenses for Q2 2004 decreased 6.5%, or $0.7 million, to $10.2 million from $10.9 million in Q2 2003. General and administrative expenses as a percentage of sales were 14.8% and 15.2% for Q2 2004 and Q2 2003, respectively. The decrease in total general and administrative expenses was a result of the following:

Amount (in millions)	Attributable to
$(1.1)	Savings related to termination of benefit plan for certain retired employees
0.6	Increase in workers’ compensation expense pertaining to general and administrative employees and general casualty expenses
0.5	Increase in life and health expense insurance costs for general and administrative employees
(0.3)	Decrease in payroll cost as a result of decreases in commission and bonus compensation
(0.2)	Decrease in seminar costs related to our International Photography and Sales Meeting
(0.1)	Decrease in foreign currency transaction loss
(0.1)	Other

$(0.7)	Total decrease in general and administrative expenses

Income from operations for Q2 2004 decreased 83.0% to $.9 million from $5.2 million in Q2 2003. Income from operations as a percentage of sales decreased to 1.3% in Q2 2004 from 7.2% in Q2 2003. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for Q2 2004 increased 3.8%, or $0.3 million, to $7.9 million from $7.6 million in Q2 2003 as a result of the following:

Amount (in millions)	Attributable to
$0.3	Increase from Parent Notes issued in June 2002 due to paid in-kind interest increasing the principal amount of the Notes

The weighted average interest rate on our outstanding debt was 12.09% in Q2 2004 as compared to 11.65% in Q2 2003.

Income tax benefit for Q2 2004 and Q2 2003 was $5.1 million and $1.1 million, respectively. We anticipate taxable income for the fiscal year ending January 30, 2005 (“fiscal 2004”). As a result, we recognized an income tax benefit in Q2 2004 based on our anticipated effective income tax rate of 66.5% for fiscal 2004. Our blended estimated income tax rate of 38.6% is adversely impacted by the non-deductible portion of interest expense, $2.3 million on an annual basis, related to our high yield debt obligations resulting in a much higher effective income tax rate.

Net loss increased to $2.0 million in Q2 2004 from $1.4 million in Q2 2003. The increase in net loss is a result of the net effect of changes in income from operations, net interest expense, and income taxes described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During first half of 2004, we used $11.2 million in cash on capital expenditures as compared to $11.7 million used during first half of 2003. Our working capital deficit increased to $43.2 million at the end of first half of 2004 as compared to $37.9 million at the end of first half of 2003.

Due to the seasonality of our operations, cash is generally consumed during the first three fiscal quarters and generated during the remaining fourth fiscal quarter. During the Christmas season, which falls in our fiscal fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

On June 27, 2002, we issued an aggregate amount of $165 million 11.875% senior notes due 2009 through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by Portrait Corporation of America, Inc. and certain of PCA LLC’s domestic subsidiaries. PCA LLC also entered into a senior secured credit facility on June 27, 2002, which allows it to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of August 1, 2004, $22.3 million was outstanding in revolving loans in addition to $14.6 million in letters of credit. We had additional credit availability of $13.1 million. As of August 1, 2004, the weighted average interest rate on our senior secured credit facility was 4.8%. The senior secured credit facility is guaranteed by Portrait Corporation of America, Inc. and certain of PCA LLC’s domestic subsidiaries. In addition, on June 27, 2002, PCA LLC issued $10.0 million of 13.75% senior subordinated notes (“Opco Notes”) due June 27, 2010. These notes are subordinated to the senior secured credit facility and the 11.875% senior notes due 2009 and are guaranteed by Portrait Corporation of America, Inc. and certain of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. On June 27, 2002, Portrait Corporation of America, Inc. issued $30.0 million of 16.5% senior subordinated discount notes (“Parent Notes”) due June 27, 2010. These notes are subordinated to Portrait Corporation of America, Inc.’s guarantee of the senior secured credit facility and the 11.875% senior notes due 2009. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. Each of these individual debt instruments contains covenants with which we were in compliance as of August 1, 2004.

Purchases of Property and Equipment. Purchases of property and equipment were $11.2 million in first half of 2004 as compared to $11.7 million in first half of 2003. Purchases of property and equipment were principally for equipment and studio improvements in new permanent studios, as well as for expenditures for the upgrade of certain equipment in our two laboratory and processing facilities. Purchases of property and equipment were financed from borrowings under our senior secured credit facility. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $25 million in purchases of property and equipment in fiscal 2004 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured credit facility.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $10.0 million in first half of 2004 as compared to net cash used in operating activities of $3.7 million in first half of 2003. The increase in cash provided by (used in) operating activities of $13.6 million between first half of 2004 and first half of 2003 was primarily due to the $16.5 million increase in net cash provided by changes in operating assets and liabilities, the most significant changes being the $11.5 million change in accrued interest; the effect of changes in account receivable of $0.9 million; the effect of changes in inventories of $1.1 million; the effect of changes in trade accounts payable of $5.1 million; and offset primarily by $0.9 million from other current liabilities and $1.2 million from accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $11.2 million in first half of 2004 from $11.7 million in first half of 2003. The primary reason for this decrease is the result of timing of new studio openings. We opened 20 fewer new studios in first half of 2004 than we did in first half of 2003. However, we anticipate our new studio openings for fiscal 2004 to be comparable to those of fiscal 2003.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.1 million in first half of 2004 as compared to $18.7 million in first half of 2003. Financing activities in first half of 2004 and first half of 2003 were primarily related to the ordinary borrowings and repayments under our senior secured credit facility.

Critical Accounting Policies

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Studio Openings

We opened 34 studios in the thirteen weeks ended August 1, 2004, which was comprised of 30 studios in the U.S., 1 in Mexico, and 3 in Germany. We opened 71 studios in the twenty-six weeks ended August 1, 2004, which was comprised of 64 studios in the U.S., 1 in Canada, 2 in Mexico, 3 in Germany, and 1 in the U.K. Expenses related to the opening of these studios were charged to operations as incurred.

Subsequent Events

Merger

On August 6, 2004, PCA International, Inc., a North Carolina corporation (“PCA North Carolina”), merged (the “Merger”) with and into Portrait Corporation of America, Inc., a Delaware corporation (the “Company”), with the Company as the surviving company. The purpose of the Merger was to reincorporate PCA North Carolina from North Carolina to Delaware.

In the Merger, (i) each share of the common stock, par value of $.20 per share (the “Existing Common Stock”), of PCA North Carolina was converted into one share of common stock, par value $0.01 per share (the “New Common Stock”), of the Company, (ii) each share of Series A Convertible Preferred Stock, par value $10 per share (the “Existing Series A Preferred Stock”), of PCA North Carolina was converted into one share of Series A redeemable Convertible Preferred Stock, par value $0.01 per share (the “New Series A Preferred Stock”), of the Company and (iii) each outstanding option or warrant to purchase on share of Existing Common Stock or Existing Series A Preferred Stock now constitutes an option or warrant, as the case may be, to purchase one share of New Common Stock or one share of New Series A Preferred Stock, respectively.

Impact of Hurricanes on Sales Performance

Subsequent to our second quarter, we experienced an adverse effect upon our sales performance as a direct result of Hurricanes Charley and Frances. As the Southeastern U.S. comprises over 20% of our sales, we are susceptible to sales performance declines when hurricane watches and/or warnings are posted until well after the dangerous weather associated with these storms passes through the affected area. In addition to the impact we have realized as a result of Hurricanes Charley and Frances, we are experiencing an adverse impact on our sales performance in the Southeastern U.S. associated with the approaching Hurricane Ivan.

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

Forward-looking statements include, but are not limited to the following:

•	the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” that we expect to incur approximately $25 million in purchases of property and equipment in fiscal 2004 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured credit facility (“—Purchases of Property and Equipment”); and

•	the statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” that we anticipate our new studio openings for fiscal 2004 to be comparable to those of fiscal 2003.

Factors that may cause actual results to differ from expected results include, among others

•	risks associated with substantial indebtedness, leverage, debt service and liquidity;

•	risks associated with our relationship with Wal-Mart, our principal business relationship;

•	performance of our new studios and their future operating results;

•	risks of competition from companies including, but not limited to, those currently operating in other photography markets;

•	risks associated with the domestic professional portrait photography industry; and

•	other risks and uncertainties affecting Portrait Corporation of America, Inc. and its subsidiaries referred to in this Form 10-Q (see especially “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of August 1, 2004, we have not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our senior secured credit facility would have a $0.1 million effect on loss before taxes for Q2 2004 as well as the first half of 2004 based on the average outstanding balance on our senior secured credit facility for Q2 2004 as well as the first half of 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Third Amendment to Master In-Store License, dated June 29, 2004, between Meijer Stores Limited Partnership and the Company (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on July 13, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.2	Fourth Amendment to Master In-Store License, dated June 29, 2004, between Meijer, Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Company on July 13, 2004) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.3	Amendment Number Two to Wal-Mart Master In-Store license, dated June 24, 2004, between Wal-Mart Stores, Inc. and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.4	Second Amendment to Credit Agreement and Consent, dated July 2, 2004, among PCA LLC (“Borrower”), PCA International, Inc., the Domestic Subsidiaries of the Borrower party, the lenders and Bank of America, N.A., as Agent.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

(b) Reports on Form 8-K:

On July 13, 2004, the Registrant filed a Current Report on Form 8-K announcing that PCA International, Inc., entered into amendments to its existing license agreements with each of Meijer Stores Limited Partnership and Meijer, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portrait Corporation of America, Inc.
(Registrant)

By:	/s/ Barry J. Feld
Barry J. Feld
President, Chief Executive Officer, and Chairman of the Board

By:	/s/ Don Norsworthy
Don Norsworthy
Executive Vice President, Chief Financial Officer and Treasurer

Dated:	September 14, 2004