Form 10-Q
period 2004-10-31
PORTRAIT CORP OF AMERICA, INC.
filed 2004-12-16
CIK 76791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from …………………… to ………………….

Commission file number 0-8550

Portrait Corporation of America, Inc.
(Exact name of registrant as specified in its charter)

Delaware	57-1208051
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

815 Matthews-Mint Hill Road
Matthews, North Carolina 28105
(Address of principal executive offices)
(Zip Code)

(704) 588-4351
(Registrant’s telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No  ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

    As of December 15, 2004, there were 2,294,352 shares of the registrant’s common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollar amounts in thousands)

	October 31, 2004	February 1, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,581	$4,820
Accounts receivable	3,471	2,349
Inventories	13,274	12,236
Deferred income taxes	-	3,124
Prepaid expenses and other assets	4,130	4,018

Total current assets	30,456	26,547

PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,672	13,117
Photographic, sales and finishing equipment	150,159	139,742
Studio improvements	26,653	23,566
Construction in progress	4,693	1,085

Total	197,483	179,816
Less accumulated depreciation and amortization	121,217	111,776

Property and equipment, net	76,266	68,040

GOODWILL	53,001	51,643
OTHER INTANGIBLE ASSETS	135	-
DEFERRED FINANCING COSTS, NET	7,267	8,466
DEFERRED INCOME TAXES, NONCURRENT	-	10,316
OTHER ASSETS	134	34

TOTAL ASSETS	$167,259	$165,046

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(dollar amounts in thousands)

	October 31, 2004	February 1, 2004
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$37,000	$10,000
Current portion of long-term debt	183	279
Accounts payable-trade	39,205	23,672
Accrued insurance	4,098	4,055
Accrued income taxes	615	858
Accrued compensation	5,482	5,270
Accrued interest	5,699	10,197
Other accrued liabilities	16,782	10,128

Total current liabilities	109,064	64,459

LONG-TERM DEBT	213,130	219,658
OTHER LIABILITIES	7,090	5,679

TOTAL LIABILITIES	329,284	289,796

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value	15,000	15,000
at October 31, 2004 and $10.00 par value at February 1, 2004
(authorized--200,000 shares; outstanding--15,000 shares)

SHAREHOLDERS' DEFICIENCY:
Common stock, $0.01 par value at October 31, 2004 and $0.20 par value at	23	459
February 1, 2004 (authorized--20,000,000 shares; issued and outstanding
--October 31, 2004 and February 1, 2004--2,294,352 shares
Warrants to purchase Series A redeemable convertible preferred stock (issued and	642	642
outstanding--287)
Warrants to purchase common stock (issued and oustanding--306,610)	2,947	2,947
Additional paid-in capital	24,104	23,668
Deferred compensation	(275)	(333)
Accumulated deficit	(204,454)	(166,851)
Accumulated other comprehensive loss	(12)	(282)

Total shareholders' deficiency	(177,025)	(139,750)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$167,259	$165,046

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollar amounts in thousands)

	For the Thirteen		For the Thirty-nine
	Weeks Ended		Weeks Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003

SALES	$68,829	$73,418	$217,167	$216,283
COST OF SALES	61,855	60,038	181,976	170,684

GROSS PROFIT	6,974	13,380	35,191	45,599
GENERAL AND ADMINISTRATIVE	11,803	11,736	33,672	34,106

INCOME (LOSS) FROM OPERATIONS	(4,829)	1,644	1,519	11,493
INTEREST INCOME	2	2	6	7
INTEREST EXPENSE	(8,310)	(7,857)	(24,188)	(23,190)
OTHER EXPENSE	(1,500)	-	(1,500)	-

LOSS BEFORE INCOME TAXES	(14,637)	(6,211)	(24,163)	(11,690)
INCOME TAX BENEFIT (PROVISION)	(19,774)	4,714	(13,440)	7,113

NET LOSS	$(34,411)	$(1,497)	$(37,603)	$(4,577)

PRO FORMA FOR APPLICATION OF SFAS NO. 123:
NET LOSS	$(34,419)	$(1,504)	$(37,627)	$(4,600)

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollar amounts in thousands)

	For the Thirty-nine Weeks Ended
	October 31, 2004	November 2, 2003

OPERATING ACTIVITIES:
Net loss	$(37,603)	$(4,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,378	8,299
Amortization of deferred financing cost	1,241	1,223
Paid-in-kind interest	3,139	2,679
Amortization of debt discounts	461	460
Stock compensation expense	58	33
Provision for deferred income taxes	13,440	(7,113)
Loss on disposal of property and equipment	338	380
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(1,097)	(1,530)
Inventories	(1,038)	(3,264)
Prepaid expenses and other assets	(112)	(1,188)
Other noncurrent assets	15	8
Accounts payable - trade	15,533	2,875
Accrued expenses	12	2,881
Accrued interest	(4,498)	(6,291)
Other current accrued liabilities	6,200	5,674
Other non-current accrued liabilities	1,411	1,750

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,878	2,299

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,490)	(16,581)
Purchase of Hometown Threads	(1,140)	-
Proceeds from sales of property and equipment	-	7

NET CASH USED IN INVESTING ACTIVITIES	(18,630)	(16,574)

FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	67,800	65,700
Repayment of senior secured credit facility and capital lease obligations	(50,856)	(47,669)
Repayment of installment purchase agreement	(228)	-
Deferred financing cost	(42)	(84)
Issuance of common stock	-	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,674	17,957

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(161)	(430)

INCREASE IN CASH AND CASH EQUIVALENTS	4,761	3,252
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,820	2,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,581	$5,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,112	$23,573
Income taxes paid	$390	$116

NONCASH FINANCING ACTIVITIES:
Property and equipment acquired under capital leases	$60	$-
Paid-in-kind interest capitalized	$3,139	$2,679

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands, except where noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Portrait Corporation of America, Inc., formerly known as PCA International, Inc., and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen week and thirty-nine week periods ended October 31, 2004 and November 2, 2003 are not necessarily indicative of the results for the fiscal years ending January 30, 2005 (“fiscal 2004”) and February 1, 2004 (“fiscal 2003”), respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004. On August 6, 2004, PCA International, Inc. merged with and into the Company with the Company as the surviving company. See Note 15.

2.    OPERATIONS AND LIQUIDITY

The Company has experienced negative same studio sales in fiscal 2004 which have resulted in lower gross profit and higher net loss as compared to the prior year.  As a result of the negative impact on financial performance, the Company was not in compliance with certain financial covenants contained in its senior secured credit facility agreement (see Note 11) and was unable to meet the payment terms of one of its key suppliers.  Non-compliance with the senior secured credit facility agreement provides the creditors under the agreement with the right to demand immediate repayment of amounts outstanding under the senior secured credit facility.  The Company has executed an amendment and waiver to the Company's senior secured credit facility as described in Note 11, that among other terms waives the creditors' rights under the covenant violations through January 31, 2005.  The Company will also need to obtain a waiver and/or amendment for periods subsequent to January 31, 2005.  At October 31, 2004, there was no additional borrowing availability under the senior secured credit facility.  The Company is also negotiating extended payment terms with its key supplier.

The Company has initiated an action plan to address the financial performance as follows:  reduced retail employee hours in studios; reduced planned general and administrative expenses; and reduced planned capital expenditures.  The Company is also exploring opportunities to improve profitability trends and cash provided by operating activities through such means including, but not limited to, pricing modifications and further reductions in general and administrative expenses.  In addition, the Company is exploring the possibility of further reductions in capital expenditures in fiscal year 2005.  Management believes these actions will provide sufficient cash flow to allow the Company to meet its obligations as they come due.  However, there is no assurance these measures will be successful and the Company may require additional capital to meet its operating needs.

3.    STOCK OPTION PLAN

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

The pro forma results disclosed for the current period differ from the actual results, because under APB Opinion No. 20, “Accounting Changes,” the pro forma results are computed as if SFAS No. 123 had been applied to awards granted in all periods, whereas, the adoption of SFAS No. 123 in fiscal 2003 is applied only to awards granted subsequent to February 2, 2003.

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

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net loss as reported and the pro forma amounts are indicated below:

	For the Thirteen		For the Thirty-nine
	Weeks Ended		Weeks Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net loss attributable to common shareholders:
As reported	$(34,411)	$(1,497)	$(37,603)	$(4,577)
Less:
Additional compensation expense	8	7	24	23

Pro forma	$(34,419)	$(1,504)	$(37,627)	$(4,600)

4.    INCOME TAXES

During the period ended October 31, 2004, management could not conclude, based on the weight of available evidence, that it was more likely than not that such deferred tax assets would ultimately be realized. Therefore, a valuation allowance was provided against the deferred tax assets.  Management will continue to evaluate, based on the weight of available evidence, whether it is more likely than not that such deferred tax assets will ultimately be realized.  When sufficient evidence exists that the Company will be able to utilize its deferred tax assets, the valuation allowance will be reversed.

5.    SEASONALITY

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

6.    COMPREHENSIVE LOSS

Total comprehensive loss for the thirteen weeks and thirty-nine weeks ended October 31, 2004 and November 2, 2003 was comprised of the following:

	For the Thirteen		For the Thirty-nine
	Weeks Ended		Weeks Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003

Net loss	$(34,411)	$(1,497)	$(37,603)	$(4,577)
Foreign currency translation adjustment, net of taxes	190	17	270	460

Total comprehensive loss	$(34,221)	$(1,480)	$(37,333)	$(4,117)

7.    OTHER ACCRUED LIABILITIES

Other accrued liabilities were comprised of the following:

	October 31, 2004	February 1, 2004
Accrued taxes other than income	$2,808	$2,587
Other accrued expenses	6,099	3,269
Customer deposits	7,875	4,272

Total other accrued liabilities	$16,782	$10,128

8.    OTHER LIABILITIES

Other liabilities were comprised of the following:

	October 31, 2004	February 1, 2004

Accrued interest	$2,379	$628
Long-term portion of retiree benefit obligation	-	1,061
Long-term portion of workers' compensation obligations	4,625	3,916
Long-term occupancy obligations	86	74

Total other liabilities	$7,090	$5,679

9.    EMPLOYEE BENEFITS

The Company provided health and life insurance benefits, effective February 1, 1992, to those persons already retired on February 1, 1992 and to those employees who were 55 years of age with 5 years of service on February 1, 1992. The plan provided for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. An eligible employee who retired after February 1, 1992 could receive benefits after attaining the age of 65. The plan was closed to new participants in March 1993 and only employees in the plan prior to March 1993 were eligible for benefits.

On June 29, 2004, the Board of Directors of the Company passed a resolution to terminate this plan. As a result of this termination, the Company recognized a reduction in the accrued benefit cost for this plan and a corresponding reduction in general and administrative expenses of $1.1 million. The remaining liability for this plan is $0.1 million.

10.    COMMITMENTS AND CONTINGENCIES

In April 2002, the Company entered into a five year supply agreement to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from a supplier. There are no minimum or maximum purchase requirements under this supply agreement.

The Company is currently responding to an inquiry regarding various taxes in prior years of a subsidiary of the Company. It is management’s best estimate that $1.5 million will be required to settle this inquiry. The Company has recognized this amount as Other Expense in the Condensed Consolidated Statement of Operations.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.    DEBT

As of October 31, 2004, the Company was not in compliance with certain financial covenants contained in its senior secured credit facility agreement. The financial covenants with which the Company was not in compliance were based upon Last Twelve Months EBITDA, defined as net income or loss plus other expense, net interest expense, income tax expense, depreciation and amortization, nonrecurring expenses, non-cash charges and corporate and field management bonuses (up to a maximum of $1 million). The senior secured credit facility definition of EBITDA is different from the Company’s definition of “Adjusted EBITDA.” See Note 13. The covenants require Last Twelve Months EBITDA of at least $48.0 million as of October 31, 2004, while the Company’s actual Last Twelve Months EBITDA was $39.1 million as of that date. Last Twelve Months EBITDA for the period ended October 31, 2004, reconciled to net loss, the most directly comparable GAAP measure, is as follows:

For the period ending October 31, 2004
Last Twelve Months EBITDA	$39,157
Reconciling Items:
Net Interest Expense	(31,704)
Income Tax Provision	(22,645)
Depreciation and Amortization	(12,465)
Other Expense	(1,500)
Nonrecurring Expenses	(1,177)
Non-Cash Charges	(778)
Field Management Bonuses	(536)

Last Twelve Months Net Loss	$(31,648)

Net Income for the thirteen weeks ended February 1, 2004	$5,955
Net Loss for the thirty-nine weeks ended October 31, 2004	(37,603)

Last Twelve Months Net Loss	$(31,648)

On December 14, 2004, the Company and its lenders under its senior secured credit facility executed an amendment to the facility agreement. This amendment grants the Company waivers of these EBITDA covenants from October 31, 2004 through January 31, 2005.  In addition, the mandatory prepayment provisions, which included a requirement that from December 15, 2004 through January 15, 2005 the aggregate principal amount of loans outstanding could not exceed $15.0 million, have been amended as follows:

From	To	Maximum Principal Amounts
December 15, 2004	December 19, 2004	$24.0 million
December 20, 2004	December 26, 2004	$21.0 million
December 27, 2004	January 2, 2005	$18.5 million
January 3, 2005	January 9, 2005	$25.5 million
January 10, 2005	January 16, 2005	$28.0 million
January 17, 2005	January 23, 2005	$29.5 million
January 24, 2005	January 31, 2005	$29.0 million
December 15, 2005	January 15, 2006	$10.0 million
December 15, 2006	January 15, 2007	$10.0 million

The Maximum Principal Amounts are exclusive of $15.0 million in letters of credit.

12.    GOODWILL AND INTANGIBLE ASSETS

On February 4, 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment. Intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company compared the fair value of its retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit as of February 2, 2004. Fair value was derived utilizing the income approach, which considers expected returns on an investment discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment. At February 2, 2004, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, and the Company recognized no impairment of the carrying value of goodwill on the Company’s balance sheet at February 1, 2004. As a result of the recent business climate, the Company compared the fair value of its retail reporting unit to the carrying value of this reporting unit as of October 31, 2004 using the same methodology. At October 31, 2004, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s goodwill. As a result, the Company was not required to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill, and the Company recognized no impairment of the carrying value of goodwill on the Company’s balance sheet at October 31, 2004.

As of October 31, 2004 and February 1, 2004, the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	October 31, 2004	February 1, 2004

Unamortized intangible assets:
Goodwill	$53,001	$51,643
Trademark	135	-

Total goodwill and intangible assets	$53,136	$51,643

On October 22, 2004, PCA LLC, a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Hometown Threads LLC (“Hometown Threads”) from Hirsch International Corp. Hometown Threads is an operator and franchisor of retail stores specializing in the personalization of gifts and embroidery services. The majority of Hometown Threads stores are located in U.S. Wal-Marts. The excess of the purchase price over the fair value of the net identifiable assets acquired, which included a trademark valued at $0.1 million, has been recorded as goodwill in the amount of $1.3 million.

13.    BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company has two reportable segments, Retail and Institutional. The Retail segment serves locations in retail stores and military bases in the U.S., Canada, Mexico, Germany and the U.K. The Institutional segment serves institutional markets such as church congregations, schools and special events photography.

The Company evaluates performance based on sales and Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus the mark-to-market adjustment expense for the embedded derivative in the Series A redeemable convertible preferred stock (mark-to-market derivative expense), other expense, early extinguishments of debt, interest, taxes and depreciation and amortization. Cumulative effect of accounting change, mark-to-market derivative expense and early extinguishments of debt do not pertain to the periods shown but do pertain to other recent periods. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors because it is used by management to evaluate the operating performance of the Company and compare the Company’s operating performance with that of its competitors. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including the mark-to-market change in the fair value of the Series A redeemable convertible preferred stock, other expense and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. The Company therefore utilizes Adjusted EBITDA as a useful alternative to net income as an indicator of operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While management believes some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income and/or income from operations. In addition, not all companies calculate Adjusted EBITDA in the same manner. As a result, our Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.

The following table reconciles net income (loss) to Adjusted EBITDA:

	Retail	Institutional	Consolidated
For the thirteen weeks ended October 31, 2004
Net loss	$(33,102)	$(1,309)	$(34,411)
Reconciling items:
Depreciation and amortization	3,055	46	3,101
Income tax provision	18,872	902	19,774
Interest income	(2)	-	(2)
Interest expense	7,952	358	8,310
Other expense	1,500	-	1,500

Adjusted EBITDA	$(1,725)	$(3)	$(1,728)

For the thirteen weeks ended November 2, 2003
Net income (loss)	$(1,654)	$157	$(1,497)
Reconciling items:
Depreciation and amortization	2,648	44	2,692
Income tax benefit	(4,488)	(226)	(4,714)
Interest income	(2)	-	(2)
Interest expense	7,468	389	7,857
Other expense	-	-	-

Adjusted EBITDA	$3,972	$364	$4,336

	Retail	Institutional	Consolidated
For the thirty-nine weeks ended October 31, 2004
Net loss	$(35,832)	$(1,771)	$(37,603)
Reconciling items:
Depreciation and amortization	9,241	137	9,378
Income tax provision	12,753	687	13,440
Interest income	(6)	-	(6)
Interest expense	23,291	897	24,188
Other expense	1,500	-	1,500

Adjusted EBITDA	$10,947	$(50)	$10,897

For the thirty-nine weeks ended November 2, 2003
Net loss	$(4,059)	$(518)	$(4,577)
Reconciling items:
Depreciation and amortization	8,160	139	8,299
Income tax benefit	(6,811)	(302)	(7,113)
Interest income	(7)	-	(7)
Interest expense	22,207	983	23,190
Other expense	-	-	-

Adjusted EBITDA	$19,490	$302	$19,792

Business Segment Data	Retail	Institutional	Consolidated

For the thirteen weeks ended October 31, 2004
Sales	$65,748	$3,081	$68,829
Adjusted EBITDA	$(1,725)	$(3)	$(1,728)

For the thirteen weeks ended November 2, 2003
Sales	$69,569	$3,849	$73,418
Adjusted EBITDA	$3,972	$364	$4,336

For the thirty-nine weeks ended October 31, 2004
Sales	$208,991	$8,176	$217,167
Adjusted EBITDA	$10,947	$(50)	$10,897

For the thirty-nine weeks ended November 2, 2003
Sales	$206,468	$9,815	$216,283
Adjusted EBITDA	$19,490	$302	$19,792

Geographic Data as of and for the Thirteen and Thirty-nine Weeks Ended:

	United States	Canada	Mexico	Other Foreign	Consolidated
October 31, 2004
Sales for the Thirteen Weeks Ended	$60,857	$5,376	$2,245	$351	$68,829
Sales for the Thirty-nine Weeks Ended	194,980	14,586	6,699	902	217,167
Long-lived assets	116,238	7,356	3,671	2,271	129,536

November 2, 2003
Sales for the Thirteen Weeks Ended	$66,361	$4,834	$1,991	$232	$73,418
Sales for the Thirty-nine Weeks Ended	197,338	12,447	6,034	464	216,283
Long-lived assets	106,816	6,416	3,277	1,626	118,135

14.    GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
October 31, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$-	$-	$8,706	$875	$-	$9,581
Accounts receivable	-	-	3,232	239	-	3,471
Inventories	-	-	13,230	44	-	13,274
Prepaid expenses and other assets	-	-	3,706	424	-	4,130

Total current assets	-	-	28,874	1,582	-	30,456

Investments and intercompany receivables	(120,453)	39,933	(69,942)	(12,457)	162,919	-
Property and equipment, net	-	-	70,331	5,935	-	76,266
Goodwill, intangible and other assets, net	-	-	53,263	7		53,270
Deferred financing costs, net	1,434	5,833	-	-	-	7,267

Total assets	$(119,019)	$45,766	$82,526	$(4,933)	$162,919	$167,259

Liabilities and shareholders' equity (deficiency):
Short-term borrowings	$-	$37,000	$-	$-	$-	$37,000
Current portion of long-term debt	-	-	183	-	-	183
Accounts payable - trade	-	-	38,974	231	-	39,205
Accrued insurance	-	-	4,098	-	-	4,098
Accrued income taxes	-	-	613	2	-	615
Accrued compensation	-	-	5,413	69	-	5,482
Accrued interest	-	5,664	35	-	-	5,699
Other accrued liabilities	-	-	16,679	103	-	16,782

Total current liabilities	-	42,664	65,995	405	-	109,064

Long-term debt, less current portion	40,340	172,754	36	-	-	213,130
Other liabilities	2,379	-	4,711	-	-	7,090
Series A redeemable convertible preferred stock	15,000	-	-	-	-	15,000
Total shareholders' equity (deficiency)	(176,738)	(169,652)	11,784	(5,338)	162,919	(177,025)

Total liabilities and shareholders' equity (deficiency)	$(119,019)	$45,766	$82,526	$(4,933)	$162,919	$167,259

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
February 1, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$-	$-	$4,441	$379	$-	$4,820
Accounts receivable	-	-	2,136	213	-	2,349
Inventories	-	-	12,163	73	-	12,236
Deferred income taxes	-	-	3,124	-	-	3,124
Prepaid expenses and other assets	-	-	3,702	316	-	4,018

Total current assets	-	-	25,566	981	-	26,547

Investments and intercompany receivables	(88,000)	58,458	(76,172)	(7,724)	113,438	-
Property and equipment, net	-	-	62,843	5,197	-	68,040
Goodwill, intangible and other assets, net	-	-	51,655	22	-	51,677
Deferred financing costs, net	1,581	6,885	-	-	-	8,466
Deferred income taxes, noncurrent	-	-	10,316	-	-	10,316

Total assets	$(86,419)	$65,343	$74,208	$(1,524)	$113,438	$165,046

Liabilities and shareholders' equity (deficiency):
Short-term borrowings	$-	$10,000	$-	$-	$-	$10,000
Current portion of long-term debt	-	-	279	-	-	279
Accounts payable - trade	-	-	23,425	247	-	23,672
Accrued insurance	-	-	4,055	-	-	4,055
Accrued income taxes	-	-	859	(1)	-	858
Accrued compensation	-	-	5,195	75	-	5,270
Accrued interest	-	10,129	68	-	-	10,197
Other accrued liabilities	-	-	10,069	59	-	10,128

Total current liabilities	-	20,129	43,950	380	-	64,459

Long-term debt, less current portion	37,088	182,407	163	-	-	219,658
Other liabilities	628	-	5,051	-	-	5,679
Series A redeemable convertible preferred stock	15,000	-	-	-	-	15,000
Total shareholders' equity (deficiency)	(139,135)	(137,193)	25,044	(1,904)	113,438	(139,750)

Total liabilities and shareholders' equity (deficiency)	$(86,419)	$65,343	$74,208	$(1,524)	$113,438	$165,046

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Weeks Ended October 31, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$-	$-	$66,233	$2,596	$-	$68,829
Cost of sales	-	-	59,695	2,854	(694)	61,855

Gross profit	-	-	6,538	(258)	694	6,974
General and administrative	-	-	10,845	264	694	11,803

Income (loss) from operations	-	-	(4,307)	(522)	-	(4,829)
Interest income	-	-	1	1	-	2
Interest expense	(1,826)	(6,341)	(143)	-	-	(8,310)
Other expense	-	-	-	(1,500)	-	(1,500)
Investment income (loss) in equity of wholly-owned subsidiaries	(32,585)	(26,244)	(2,021)	-	60,850	-

Income (loss) before income taxes	(34,411)	(32,585)	(6,470)	(2,021)	60,850	(14,637)
Income tax provision	-	-	(19,774)	-	-	(19,774)

Net income (loss)	$(34,411)	$(32,585)	$(26,244)	$(2,021)	$60,850	$(34,411)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Weeks Ended November 2, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$-	$-	$71,195	$2,223	$-	$73,418
Cost of sales	-	-	57,534	2,504	-	60,038

Gross profit	-	-	13,661	(281)	-	13,380
General and administrative	-	-	11,334	402	-	11,736

Income (loss) from operations	-	-	2,327	(683)	-	1,644
Interest income	-	-	2	-	-	2
Interest expense	(1,610)	(6,245)	(2)	-	-	(7,857)
Investment income (loss) in equity of wholly-owned subsidiaries	113	6,358	(683)	-	(5,788)	-

Income (loss) before income taxes	(1,497)	113	1,644	(683)	(5,788)	(6,211)
Income tax benefit	-	-	4,714	-	-	4,714

Net income (loss)	$(1,497)	$113	$6,358	$(683)	$(5,788)	$(1,497)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirty-nine Weeks Ended October 31, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$-	$-	$209,566	$7,601	$-	$217,167
Cost of sales	-	-	175,633	8,212	(1,869)	181,976

Gross profit	-	-	33,933	(611)	1,869	35,191
General and administrative	-	-	30,510	1,293	1,869	33,672

Income (loss) from operations	-	-	3,423	(1,904)	-	1,519
Interest income	-	-	4	2	-	6
Interest expense	(5,144)	(18,759)	(285)	-	-	(24,188)
Other expense	-	-	-	(1,500)	-	(1,500)
Investment income (loss) in equity of wholly-owned subsidiaries	(32,459)	(13,700)	(3,402)	-	49,561	-

Income (loss) before income taxes	(37,603)	(32,459)	(260)	(3,402)	49,561	(24,163)
Income tax provision	-	-	(13,440)	-	-	(13,440)

Net income (loss)	$(37,603)	$(32,459)	$(13,700)	$(3,402)	$49,561	$(37,603)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirty-nine Weeks Ended November 2, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Sales	$-	$-	$209,785	$6,498	$-	$216,283
Cost of sales	-	-	163,760	6,924	-	170,684

Gross profit	-	-	46,025	(426)	-	45,599
General and administrative	-	-	33,295	811	-	34,106

Income (loss) from operations	-	-	12,730	(1,237)	-	11,493
Interest income	-	-	6	1	-	7
Interest expense	(4,480)	(18,700)	(10)	-	-	(23,190)
Investment income (loss) in equity of wholly-owned subsidiaries	(97)	18,603	(1,236)	-	(17,270)	-

Income (loss) before income taxes	(4,577)	(97)	11,490	(1,236)	(17,270)	(11,690)
Income tax benefit	-	-	7,113	-	-	7,113

Net income (loss)	$(4,577)	$(97)	$18,603	$(1,236)	$(17,270)	$(4,577)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Thirty-nine Weeks Ended October 31, 2004

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$-	$(16,958)	$21,989	$1,767	$80	$6,878

Net cash used in investing activities	-	-	(17,318)	(1,312)	-	(18,630)

Net cash provided by (used in) financing activities	-	16,958	(284)	-	-	16,674

Effect of exchange rate changes on cash	-	-	(122)	41	(80)	(161)

Increase in cash and cash equivalents	-	-	4,265	496	-	4,761

Cash and cash equivalents at beginning of period	-	-	4,441	379	-	4,820

Cash and cash equivalents at end of period	$-	$-	$8,706	$875	$-	$9,581

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Thirty-nine Weeks Ended November 2, 2003

	Parent/ Guarantor	Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(10)	$(18,016)	$18,501	$1,811	$13	$2,299

Net cash used in investing activities	-	-	(15,145)	(1,429)	-	(16,574)

Net cash provided by (used in) financing activities	10	18,016	(69)	-	-	17,957

Effect of exchange rate changes on cash	-	-	(127)	(290)	(13)	(430)

Increase in cash and cash equivalents	-	-	3,160	92	-	3,252

Cash and cash equivalents at beginning of period	-	-	2,312	210	-	2,522

Cash and cash equivalents at end of period	$-	$-	$5,472	$302	$-	$5,774

14.    MERGER AND REINCORPORATION

On August 6, 2004, PCA International, Inc., a North Carolina corporation (“PCA North Carolina”), merged (the “Merger”) with and into the Company, a Delaware corporation, with the Company as the surviving company. The purpose of the Merger was to reincorporate PCA North Carolina from North Carolina to Delaware.

In the Merger, (i) each share of the common stock, par value of $.20 per share (the “Existing Common Stock”), of PCA North Carolina was converted into one share of common stock, par value $0.01 per share (the “New Common Stock”), of the Company, (ii) each share of Series A redeemable convertible preferred stock, par value $10 per share (the “Existing Series A Preferred Stock”), of PCA North Carolina was converted into one share of Series A redeemable convertible preferred stock, par value $0.01 per share (the “New Series A Preferred Stock”), of the Company and (iii) each outstanding option or warrant to purchase one share of Existing Common Stock or Existing Series A Preferred Stock now constitutes an option or warrant, as the case may be, to purchase one share of New Common Stock or one share of New Series A Preferred Stock, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Thirteen Weeks Ended October 31, 2004 Compared With Thirteen Weeks Ended November 2, 2003.

    Sales for the thirteen weeks ended October 31, 2004 (“Q3 2004”) decreased 6.3%, or $4.6 million, to $68.8 million from $73.4 million for the thirteen weeks ended November 2, 2003 (“Q3 2003”). The decrease in total sales was a result of the following:

Amount (in millions)	Attributable to
$ (6.8)
10.2% decrease in same studio sales in Wal-Mart permanent portrait studios due to decrease in customer average revenue as well as the number of customers served which was impacted by four landfalling hurricanes affecting our Southeastern U.S. business

4.7	215 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
(1.7)	Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited and decrease in customers served at locations visited

(3.8)	Total decrease attributable to our Wal-Mart business
(0.8)	Decrease in Institutional business due to fewer churches and schools visited

$ (4.6)	Total decrease in sales

    Gross profit for Q3 2004 decreased 47.9% to $7.0 million from $13.4 million in Q3 2003. Gross profit as a percentage of sales was 10.1% and 18.2% in Q3 2004 and Q3 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

%	Attributable to
(4.4)%
Increase in retail photography and sales labor, general studio supplies, freight costs for portraits and supplies, distribution costs and marketing and advertising as a percentage of sales due to decrease in same studio sales

(2.0)	Change in our product mix
(0.6)	Increase in depreciation expense due to studio expansion
(0.5)	Increase in life and health insurance costs for retail employees
(0.5)	Increase in U.S. Wal-Mart permanent studio license fee percentage
(0.2)	Increase in workers' compensation expense pertaining to retail employees
0.1	Other

(8.1)%	Total decrease in gross profit percentage

    The decrease in our gross profit percentage attributable to the change in product mix is a result of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If these new product offerings continue to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit percentage. The decrease in gross profit percentage attributable to the license fee for U.S. Wal-Mart permanent studios is the result of a contractual increase in the fee as a percentage of sales.  The overall decrease in gross profit percentage, however, was mitigated by reductions we made in retail photography and sales labor hours and commissions paid in Q3 2004 as compared to Q3 2003.  These reductions resulted in a savings of $1.3 million, or a 1.9% increase in gross profit percentage.  Nevertheless, these reductions in labor hours and commissions were not enough to offset the overall impact of labor as a percentage of sales due to the decrease in same studio sales.

    General and administrative expenses for Q3 2004 increased 0.6%, or $0.1 million, to $11.8 million from $11.7 million in Q3 2003. General and administrative expenses as a percentage of sales were 17.1% and 16.0% for Q3 2004 and Q3 2003, respectively. The increase in total general and administrative expenses was a result of the following:

Amount (in millions)	Attributable to
$ (1.1)	Decrease in workers' compensation expense pertaining to general and administrative employees and general casualty expenses
0.8	Increase in professional services related to audit fees, legal services and our Sarbanes-Oxley effort
0.5	Increase due to no management bonus accrual in Q3 2004 as compared to the reversal of a management bonus accrual in Q3 2003 resulting in a reduction of expense in Q3 2003
(0.2)	Decrease in foreign currency transaction loss
0.1	Increase in life and health expense insurance costs for general and administrative employees

$ 0.1	Total increase in general and administrative expenses

    Income (loss) from operations for Q3 2004 decreased to ($4.8) million from $1.6 million in Q3 2003. Income (loss) from operations as a percentage of sales decreased to (7.0)% in Q3 2004 from 2.2% in Q3 2003. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

    Interest expense for Q3 2004 increased 5.8%, or $0.4 million, to $8.3 million from $7.9 million in Q3 2003 as a result of the following:

Amount (in millions)	Attributable to
$ 0.2	Increase from Parent Notes issued in June 2002 due to paid-in-kind interest increasing the principal amount of the Notes
0.2	Increase in interest expense related to outstanding vendor payables

$ 0.4	Total increase in interest expense

    The weighted average interest rate on our outstanding debt was 11.78% in Q3 2004 as compared to 11.67% in Q3 2003.

    Other expense for Q3 2004 of $1.5 million represents our best estimate of the cost that will be required to settle an inquiry regarding various taxes in prior years for one of our subsidiaries.

    Income tax provision for Q3 2004 was $19.8 million and the income tax benefit for Q3 2003 was $4.7 million. The increase in income tax provision is the result of our recognizing a valuation allowance on our deferred tax assets. During Q3 2004, we determined, based on the weight of available evidence, it is now more likely than not that such assets will not utilmately be realized.  However, we will continue to evaluate, based on the weight of available evidence, whether it is more likely than not that such deferred tax assets will ultimately be realized.  When sufficient evidence exists that we will be able to utilize our deferred tax assets, the valuation allowance will be reversed.

      Net loss increased to $34.4 million in Q3 2004 from $1.5 million in Q3 2003. The increase in net loss is a result of the net effect of changes in income (loss) from operations, net interest expense, other expense and income taxes described above.

Thirty-nine Weeks Ended October 31, 2004 Compared With Thirty-nine Weeks Ended November 2, 2003.

    Sales for the thirty-nine weeks ended October 31, 2004 (“YTD 2004”) increased 0.4%, or $0.9 million, to $217.2 million from $216.3 million for the thirty-nine weeks ended November 2, 2003 (“YTD 2003”). The increase in total sales was a result of the following:

Amount (in millions)	Attributable to
$ 15.9	215 new Wal-Mart permanent portrait studios not yet included in the same studio sales base
(10.0)	5.2% decrease in same studio sales in Wal-Mart permanent portrait studios due to decrease in customer average revenue as well as the number of customers served
(3.7)	Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited and decrease in customers served at locations visited

2.4	Total increase attributable to our Wal-Mart business
(1.3)	Decrease in Institutional business due to fewer churches and schools visited

$ 0.9	Total increase in sales

    Gross profit for YTD 2004 decreased 22.8% to $35.2 million from $45.6 million in YTD 2003. Gross profit as a percentage of sales was 16.2% and 21.1% in YTD 2004 and YTD 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

%	Attributable to
(3.0)%
Increase in retail photography and sales labor, general studio supplies, freight costs for portraits and supplies and marketing and advertising as a percentage of sales due to decrease in same studio sales

(1.0)	Change in our product mix
0.5	Decrease in portrait manufacturing cost due to an increase in productivity
(0.5)	Increase in U.S. Wal-Mart permanent studio license fee percentage
(0.4)	Increase in depreciation expense due to studio expansion
(0.3)	Increase in life and health insurance costs for retail employees
(0.1)	Increase in workers' compensation expense pertaining to retail employees
(0.1)	Other

(4.9)%	Total decrease in gross profit percentage

    The decrease in our gross profit percentage attributable to the change in product mix is a result of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If these new product offerings continue to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit percentage. The decrease in gross profit percentage attributable to the license fee for U.S. Wal-Mart permanent studios is the result of a contractual increase in the fee as a percentage of sales.

    General and administrative expenses for YTD 2004 decreased 1.3%, or $0.4 million, to $33.7 million from $34.1 million in YTD 2003. General and administrative expenses as a percentage of sales were 15.5% and 15.8% for YTD 2004 and YTD 2003, respectively. The decrease in total general and administrative expenses was a result of the following:

Amount (in millions)	Attributable to
$ (1.1)	Savings related to termination of benefit plan for certain retired employees
0.9	Increase in professional services primarily related to audit fees, legal services and our Sarbanes-Oxley effort
0.3	Increase in life and health expense insurance costs for general and administrative employees
(0.3)	Decrease in payroll cost as a result of decreases in commission and bonus compensation
0.2	Increase in foreign currency transaction loss
(0.2)	Decrease in seminar costs primarily as the result of our International Photography and Sales Meeting
(0.2)	Other

$ (0.4)	Total decrease in general and administrative expenses

    Income from operations for YTD 2004 decreased 86.8% to $1.5 million from $11.5 million in YTD 2003. Income from operations as a percentage of sales decreased to 0.7% in YTD 2004 from 5.3% in YTD 2003. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

    Interest expense for YTD 2004 increased 4.3%, or $1.0 million, to $24.2 million from $23.2 million in YTD 2003 as a result of the following:

Amount (in millions)	Attributable to
$ 0.7	Increase from Parent Notes issued in June 2002 due to paid-in-kind interest increasing the principal amount of the Notes
0.2	Increase in interest expense related to outstanding vendor payables
0.1	Increase in usage fees due to additional outstanding letters of credit

$ 1.0	Total increase in interest expense

    The weighted average interest rate on our outstanding debt was 11.95% in YTD 2004 as compared to 11.73% in YTD 2003.

    Other expense for YTD 2004 of $1.5 million represents our best estimate of the cost that will be required to settle an inquiry regarding various taxes in prior years for one of our subsidiaries.

    Income tax provision for YTD 2004 was $13.4 million and income tax benefit for YTD 2003 was $7.1 million. The increase in income tax provision is the result of our recognizing a valuation allowance on our deferred tax assets. During Q3 2004, we determined, based on the weight of available evidence, it is now more likely than not that such assets will not utilmately be realized.  However, we will continue to evaluate, based on the weight of available evidence, whether it is more likely than not that such deferred tax assets will ultimately be realized.  When sufficient evidence exists that we will be able to utilize our deferred tax assets, the valuation allowance will be reversed.

    Net loss increased to $37.6 million in YTD 2004 from $4.6 million in YTD 2003. The increase in net loss is a result of the net effect of changes in income from operations, net interest expense, other expense and income taxes described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility. Our principal uses of cash are capital expenditures and seasonal working capital. During YTD 2004, we used $17.5 million in cash on capital expenditures as compared to $16.6 million used during YTD 2003. We also used $1.1 million on the acquisition of certain assets and liabilities of Hometown Threads. Our working capital deficit increased to $78.6 million at the end of YTD 2004 as compared to $48.6 million at the end of YTD 2003.  In YTD 2004, the borrowings under our senior secured credit facility were all classified as short-term because we were not in compliance with certain covenants and the creditors waived the breach only through January 31, 2005.  In YTD 2003, we had borrowings under our senior secured credit facility of $31.9 million, of which $16.9 million was classified as short-term in accordance with the facility's mandatory prepayment provisions.  As of October 31, 2004, there was no borrowing availability under the senior secured credit facility.

Due to the seasonality of our operations, cash is generally consumed during the first three fiscal quarters and generated during the remaining fourth fiscal quarter. During the Christmas season, which falls in our fiscal fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

On June 27, 2002, we issued an aggregate amount of $165 million of 11.875% senior notes due 2009 through our wholly owned subsidiaries, PCA LLC and PCA Finance Corp. Payment of the senior notes is unconditionally guaranteed, jointly and severally, by Portrait Corporation of America, Inc. and certain of PCA LLC’s domestic subsidiaries. PCA LLC also entered into a senior secured credit facility on June 27, 2002, which allows it to borrow up to $50.0 million of which $25.0 million may be standby and commercial letters of credit. As of October 31, 2004, $37.0 million was outstanding in revolving loans in addition to $13.0 million in letters of credit. We had no additional credit availability. As of October 31, 2004, the weighted average interest rate on our senior secured credit facility was 5.2%. The senior secured credit facility is guaranteed by Portrait Corporation of America, Inc. and certain of PCA LLC’s domestic subsidiaries. In addition, on June 27, 2002, PCA LLC issued $10.0 million of 13.75% senior subordinated notes (“Opco Notes”) due June 27, 2010. These notes are subordinated to the senior secured credit facility and the 11.875% senior notes due 2009 and are guaranteed by Portrait Corporation of America, Inc. and certain of PCA LLC’s domestic subsidiaries. These notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. On June 27, 2002, Portrait Corporation of America, Inc. issued $30.0 million of 16.5% senior subordinated discount notes (“Parent Notes”) due June 27, 2010. These notes are subordinated to Portrait Corporation of America, Inc.’s guarantee of the senior secured credit facility and the 11.875% senior notes due 2009. These notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount semiannually, in arrears. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%.

As of October 31, 2004, we were not in compliance with certain financial covenants contained in our senior secured credit facility agreement. The financial covenants with which we were not in compliance were based upon Last Twelve Months EBITDA, defined as net income or loss plus other expense, net interest expense, income tax expense, depreciation and amortization, nonrecurring expenses, non-cash charges and corporate and field management bonuses (up to a maximum of $1 million). The senior secured credit facility definition of EBITDA is different from our definition of “Adjusted EBITDA.” The covenants require Last Twelve Months EBITDA of at least $48.0 million as of October 31, 2004, while our actual last Twelve Months EBITDA was $39.1 million as of that date. Last Twelve Months EBITDA for the period ended October 31, 2004, reconciled to net loss, the most directly comparable GAAP measure, is as follows:

For the period ending October 31, 2004 (in thousands)
Last Twelve Months EBITDA	$39,157
Reconciling Items:
Net Interest Expense	(31,704)
Income Tax Provision	(22,645)
Depreciation and Amortization	(12,465)
Other Expense	(1,500)
Nonrecurring Expenses	(1,177)
Non-Cash Charges	(778)
Field Management Bonuses	(536)

Last Twelve Months Net Loss	$(31,648)

Net Income for the thirteen weeks ended February 1, 2004	$5,955
Net Loss for the thirty-nine weeks ended October 31, 2004	(37,603)

Last Twelve Months Net Loss	$(31,648)

    On December 14, 2004, we and our lenders under our senior secured credit facility executed an amendment to the facility agreement. This amendment grants us waivers of these covenants from October 31, 2004 through January 31, 2005. In addition, the mandatory prepayment provisions, which included a requirement that from December 15, 2004 through January 15, 2005 the aggregate principal amount of loans outstanding could not exceed $15.0 million, have been amended as follows:

From	To	Maximum Principal Amounts
December 15, 2004	December 19, 2004	$24.0 million
December 20, 2004	December 26, 2004	$21.0 million
December 27, 2004	January 2, 2005	$18.5 million
January 3, 2005	January 9, 2005	$25.5 million
January 10, 2005	January 16, 2005	$28.0 million
January 17, 2005	January 23, 2005	$29.5 million
January 24, 2005	January 31, 2005	$29.0 million
December 15, 2005	January 15, 2006	$10.0 million
December 15, 2006	January 15, 2007	$10.0 million

    The Maximum Principal Amounts are exclusive of $15.0 million in letters of credit.

    We have experienced negative same studio sales in fiscal 2004 which have resulted in lower gross profit and higher net loss as compared to the prior year.  As a result of the negative impact on financial performance, we were not in compliance with certain financial covenants contained in our senior secured credit facility agreement, as noted above, and were unable to meet the payment terms of one of our key suppliers.  Non-compliance with the senior secured credit facility agreement provides our creditors the right to demand immediate repayment of amounts outstanding under the senior secured credit facility.  As noted above, we have executed an amendment and waiver to our senior secured credit facility.  At October 31, 2004, there was no additional borrowing availability under the senior secured credit facility.  We will also need to obtain a waiver and/or amendment for periods subsequent to January 31, 2005.  We are also negotiating extended payment terms with our key supplier and believe these negotiations will have a favorable outcome for both parties.

    We have initiated an action plan to address the financial performance as follows:  reduced retail employee hours in studios; reduced planned general and administrative expenses by $2.3 million on an annualized basis; and reduced planned capital expenditures by $2.8 million. We are also exploring opportunities to improve profitability trends and cash provided by operating activities through such means including, but not limited to, pricing modifications and further reductions in general and administrative expenses.  In addition, we are exploring the possibility of further reductions in capital expenditures in fiscal year 2005.  We believe these actions will provide sufficient cash flow to allow us to meet our obligations as they come due.  We will continue to monitor our liquidity position and, if necessary, will execute further reductions in general and administrative expenses and capital expenditures.  However, there is no assurance these measures will be successful and we may require additional capital to meet our operating needs.

    Purchases of Property and Equipment. Purchases of property and equipment were $17.5 million in YTD 2004 as compared to $16.6 million in YTD 2003. Purchases of property and equipment were principally for equipment and studio improvements in new permanent studios, as well as for expenditures for the upgrade of certain equipment in our two laboratory and processing facilities. Purchases of property and equipment were financed from borrowings under our senior secured credit facility as well as extended payment terms with suppliers. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $22.0 million in purchases of property and equipment in fiscal 2004.  These purchases have been and will be funded by operating cash flow,  borrowings under our senior secured credit facility and extended payment terms with suppliers.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $6.9 million in YTD 2004 as compared to net cash provided by operating activities of $2.3 million in YTD 2003. The increase in cash provided by operating activities of $4.6 million between YTD 2004 and YTD 2003 was primarily due to the $15.5 million increase in net cash provided by changes in operating assets and liabilities, the most significant changes being the effect of changes in trade accounts payable of $12.7 million; the effect of changes in inventories of $2.2 million; the effect of changes in prepaid expenses and other assets of $1.1 million; $1.8 million from changes in accrued interest; and offset primarily by $2.9 million from accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $18.6 million in YTD 2004 from $16.6 million in YTD 2003. The primary reason for this increase is the result of the acquisition of Hometown Threads LLC (“Hometown Threads”) from Hirsch International Corp.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $16.7 million in YTD 2004 as compared to $18.0 million in YTD 2003. Financing activities in YTD 2004 and YTD 2003 were primarily related to the ordinary borrowings and repayments under our senior secured credit facility.

Critical Accounting Policies

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the fiscal year ended February 1, 2004.

Store Openings

We opened 80 portrait studios and purchased 1 retail store location in the thirteen weeks ended October 31, 2004, which was comprised of 67 studios/store in the U.S., 4 in Canada, 7 in Mexico, 2 in Germany and 1 in the United Kingdom. We opened 151 portrait studios and purchased 1 retail store location in the thirty-nine weeks ended October 31, 2004, which was comprised of 131 studios/store in the U.S., 5 in Canada, 9 in Mexico, 5 in Germany and 2 in the United Kingdom. Expenses related to the opening of these studios/store were charged to operations as incurred.

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

Factors that may cause actual results to differ from expected results include, among others:
  risks associated with substantial indebtedness, leverage, debt service and liquidity;
  risks associated with our relationship with Wal-Mart, our principal business relationship;
  performance of our new studios and their future operating results;
  risks of competition from companies including, but not limited to, those currently operating in other photography markets;
  risks associated with the domestic professional portrait photography industry; and
  other risks and uncertainties affecting Portrait Corporation of America, Inc. and its subsidiaries referred to in this Form 10-Q (see especially "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk") and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.
    All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described in forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of October 31, 2004, we have not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our senior secured credit facility would have a $0.2 million effect on loss before taxes for Q3 2004 as well as the YTD 2004 based on the average outstanding balance on our senior secured credit facility for Q3 2004 as well as the YTD 2004.

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

There has been no change in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(f) and 15d - 15(f)) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II. Other Information

Item 5. Other Information

The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis. Accordingly, it is not an “issuer” as defined in Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

31.1    Section 302 Certification of Principal Executive Officer

31.2    Section 302 Certification of Principal Financial Officer

(b)	Reports on Form 8-K:

On August 10, 2004, the Company filed a Current Report on Form 8-K regarding the August 6, 2004 merger of PCA International, Inc., a North Carolina corporation, with and into Portrait Corporation of America, Inc., a Delaware corporation, with Portrait Corporation of America, Inc. as the surviving company. The purpose of the merger was to reincorporate PCA International Inc. from North Carolina to Delaware.

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

Dated:    December 15, 2004

