Form 10-K
period 2005-01-30
PORTRAIT CORP OF AMERICA, INC.
filed 2005-07-29
CIK 76791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-8550

PORTRAIT CORPORATION OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-1208051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Matthews-Mint Hill Road, Matthews, NC	28105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 847-8011

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The number of shares of $0.01 par value Common Stock outstanding as of July 28, 2005 was 2,294,352

Documents Incorporated by Reference: None

PORTRAIT CORPORATION OF AMERICA, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 30, 2005

PART I

ITEM 1.    BUSINESS

Company Overview

We are one of the largest providers of professional portrait photography products and services in North America based on revenue, number of customers and studio locations. We believe that we are the leader in the $1.2 billion domestic pre-school portrait photography market, with over a 20% share of total sales. We are the sole operator of portrait studios in Wal-Mart discount stores and supercenters in the U.S., Canada, Mexico, Germany and the U.K., operating under the trade name Wal-Mart Portrait Studios. As of January 30, 2005, we operated 2,401 permanent studios and modular traveling portrait studios reaching approximately 1,000 additional locations. Wal-Mart is the world’s largest retailer in terms of sales. Consistent with Wal-Mart’s every day low price strategy, we offer our customers convenient, high quality photography services at substantially lower price points than are offered by our principal industry competitors. We have established at least 200 new portrait studios in Wal-Mart stores in each of the past three fiscal years.

For our fiscal year ended January 30, 2005, we photographed over 7 million customers and generated sales of $323.6 million. Of our total sales, 95.9% were derived from our Wal-Mart locations worldwide and 88.9% were derived from Wal-Mart and other locations in the U.S.

We have two reportable business segments, retail and institutional. The retail segment serves retail stores and military bases in the U.S., Canada, Mexico, Germany and the U.K. The institutional segment serves institutional markets such as church congregations. Of our total sales for our fiscal year ended January 30, 2005, 96.8%, or $313.1 million, were realized in our retail segment. See Note 12 of our consolidated financial statements regarding further business segment financial information. 99.1%, or $310.3 million, of our retail segment sales were derived from our Wal-Mart locations worldwide, 88.5%, or $277.1 million, were derived from Wal-Mart and other locations in the U.S. and 11.5%, or $36.0 million, were derived from Wal-Mart and other locations outside the U.S. As of January 30, 2005, we operated 226 studios in Wal-Mart Canada and 89 studios in Wal-Mart Mexico, and are testing 25 Wal-Mart locations in Germany and the U.K.

In addition, we operate two non-portrait photography related concepts in Wal-Mart stores in the U.S.: Hometown Threads®, an owner and franchisor of retail stores specializing in embroidery services and the personalization of gifts, and Fun Factory, a retail store specializing in making stuffed animals, selling accessories for these stuffed animals, and hosting birthday parties. As of the end of fiscal 2004, we operated one company-owned Hometown Threads® in Wal-Mart and had 42 franchised locations of which 32 were in Wal-Mart stores. We also operated one Fun Factory location. Under the trade name PCA International, we also serve other retail channels such as select military bases and free-standing specialty retail through our GoPortraits all-digital portrait studios, and, through a modular traveling portrait platform, institutional channels, such as church congregations.

Despite the decline in our year over year sales in fiscal 2004, during the past three fiscal years overall, we have increased our net sales at a compound annual growth rate (“CAGR”) of 4.4%, from $296.6 million to $323.6 million. As a result of new studio openings, the total number of studios in Wal-Mart stores has experienced a CAGR of 10.6% over the same period. Our growth from new studio openings is largely a result of Wal-Mart’s own success in building its retail store base. In April 2002, we executed a U.S. Master License Agreement with Wal-Mart. The license agreement was amended on June 17, 2002 and subsequently on June 24, 2004. As part of this agreement, Wal-Mart committed to provide us a minimum of 150 new studios per year for four years and, thereafter, to use commercially reasonable efforts to provide 150 new studios per year. Since executing the Wal-Mart license agreement in April 2002, we have opened 497 new Wal-Mart studios in the U.S. through the end of fiscal 2004. Under the most recent amendment, 1,564 studio licenses or approximately 80% of the then existing studio licenses were extended to June 30, 2012, evidencing Wal-Mart’s commitment to our Company. Wal-Mart has agreed to use commercially reasonable efforts to include a Wal-Mart Portrait Studio operated by us in the blueprint of each new supercenter (except for new supercenters of 145,000 square feet) and store of 100,000 square feet or larger.

We believe that we are able to provide one of the industry’s lowest cost portrait services due primarily to our vertically integrated and technologically advanced operations. We use an integrated digital imaging system that allows our customers to view a digital proof of each pose during the photography session and to select the desired images before any printing occurs. This proprietary system also automates and links the image selection process with the immediate sale of custom portrait packages and integrates our studios with our portrait processing and production system. This system, which includes two processing facilities and a distribution center in the Charlotte, North Carolina area, is fully scalable as we grow with Wal-Mart. By integrating our portrait photography and production processes, we are able to minimize processing costs, provide prompt, automated service and grow with minimal incremental capital commitment as we leverage our existing infrastructure. We offer portrait packages at prices consistent with Wal-Mart’s every day low price strategy. Furthermore, we do not charge sitting fees or handling charges, while our competitors’ packages typically require additional sitting fees or handling charges.

Our business model enjoys several competitive advantages over other specialty retailers. Unlike most specialty retailers,

-	we are not required to undertake the effort and expense to identify and obtain real estate locations for our studios, but instead open substantially all of our new studios in prime Wal-Mart locations;

-
we provide a customized service to Wal-Mart customers and therefore carry very few inventory items and use our inventory very quickly, thereby mitigating the effect of common inventory problems experienced by most specialty retailers, such as obsolescence and shrinkage;

-	our new studios require smaller amounts of working capital and capital expenditures; and

-	our new studios generate immediate revenues because of their location in Wal-Mart stores without the extended new store opening ramp-up of a typical specialty retailer.

We have been in operation since 1967. Until January 1997, our business consisted principally of operating portrait studios in Kmart stores. At that time, we acquired American Studios, Inc., which was then the primary portrait photography provider to Wal-Mart stores in the U.S. and Mexico. As we expanded our Wal-Mart business, we began in the second quarter of 1997 to close certain of our underperforming studios in Kmart stores. In response to these closings and our expansion in Wal-Mart, Kmart initiated closure of a number of our studios. In August 1998, we consummated a recapitalization pursuant to which Jupiter Partners became our controlling stockholder and thereafter hired a new senior management team. Led by Barry J. Feld, our Chairman, President and Chief Executive Officer, new management commenced wide-ranging initiatives to improve our cash flow and market share. After receiving a commitment from Wal-Mart to accelerate our expansion in Wal-Mart stores, we made a strategic decision to close all Kmart locations and redeploy those assets into Wal-Mart stores. We completed this process by the end of fiscal 2000. Despite the decline in our year over year sales in fiscal 2004, revenue from our Wal-Mart business has grown at a CAGR of 12.7% from 1997 to 2004. As a result of new studio openings, we have experienced a CAGR of 11.6% over the same period in the total number of studios in Wal-Mart stores.

Portrait Corporation of America, Inc.’s predecessor was organized as a North Carolina corporation in 1967 and reincorporated by merger in Delaware on August 6, 2004. Our address is 815 Matthews-Mint Hill Road, Matthews, North Carolina 28105. Our corporate web site address is www.pcaintl.com. Information on our website is not part of this Annual Report on Form 10-K.

Industry

We compete in the large and highly fragmented $8.0 billion (according to Photofinishing News, Inc.) domestic professional portrait photography industry. The primary markets within this industry are pre-school children, school age children (including graduation portraits), adults, families/groups, weddings, passports, churches and others, such as cruise ships, conventions/events, and glamour and executive portraits. Our competitors in the domestic professional portrait photography industry include large studio chains operating in national retailers, other national free-standing portrait studio companies, national school and church photographers and a myriad of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers that use various independent processing labs.

Given the significant scale and capital investment required, the provision of portrait photography services in retail hosts is a business dominated by a few large national competitors. Other than PCA, there are only three companies that operate in retail hosts on a national basis. These are CPI Corporation, which operates in Sears; Lifetouch, which operates in JCPenney and Target; and Olan Mills, which operates in Kmart stores. We are the largest of these competitors by sales, the number of customers served in retail hosts and the number of studios.

A number of companies in the professional portrait photography industry operate free-standing studios on a national, regional or local basis. In addition to providing photography services in retail hosts, both CPI Corporation through its Sears Portrait Studios brand and Olan Mills operate through this format. Independent studios and portrait photographers are the most numerous competitors in the industry and generate the largest percentage of industry sales. Few barriers to entry exist through this format. However, these competitors typically lack processing scale and geographic coverage.

Companies within our industry compete on the basis of value, price, quality, access, service, package size and technology. Additionally, where portrait companies operate within retail hosts, the relative convenience of the hosts’ stores and consumer preferences for such retail hosts are also important competitive factors. We believe our products and services are very competitive in terms of all of these attributes.

We offer children, adult and family portraits both through permanent studios and traveling locations in retail hosts as well as through traveling locations in churches and other institutional channels. Currently, we participate in markets representing 68.0% of industry sales: school age, preschool, adult, family, passport and churches. Through our GoPortraits initiative, we have also recently entered and expect to expand our presence in the $800.0 million wedding market. The following presents sales information for the domestic professional portrait photography industry by market:

2004 Domestic Professional Portrait Photography Industry Sales: $8.0 Billion
School Age	32%
Pre-School	15%
Adult	10%
Weddings	10%
Family/Group	7%
Church	2%
Passport	2%
Other	22%

Source: 2004 Mass Portrait Review, by PhotoFinishing News, Inc.

From 1994 through 2004, according to Photofinishing News, Inc., the domestic professional portrait photography industry grew at a CAGR of 3.6%. We are one of the largest participants in the domestic preschool portrait photography market (children under six years old), which has been characterized historically by stable growth in line with a steady increase in domestic births. This steady growth is expected to continue since, according to the United States Census Bureau, births are projected to remain above 4.0 million annually in the U.S. Moreover, the population of grandparents, a common recipient of portrait photography, is growing as Americans live longer, which could result in the number of portrait sittings exceeding historical growth rates in the future.

Competitive Strengths
-
Leading Market Position. We believe we are the leader in the $1.2 billion domestic pre-school portrait photography market, with over a 20% share of total sales. In 2004, no other professional portrait provider served more customers in retail hosts or operated more permanent studio locations than our company. In fiscal 2003, we surpassed CPI Corporation as the leader in the professional portrait photography market by total sales. We have increased the number of customers we served domestically over the past three years from 5.9 million to 6.4 million. As of January 30, 2005, we operated 2,061 permanent portrait studios domestically.

-
Strong, Mutually Beneficial Relationship with Wal-Mart. By aligning our strategy with Wal-Mart’s emphasis on providing low-cost, high quality products, we have enjoyed a mutually beneficial, longterm relationship with Wal-Mart, the world’s largest retailer in terms of sales. Since 1998, we have been the sole operator of portrait photography studios in Wal-Mart stores in North America. The majority of our permanent Wal-Mart studios are located in prominent locations at the front of the discount store or supercenter, affording us easy access to Wal-Mart’s unrivaled customer foot traffic. In return, we provide Wal-Mart with strong profit per square foot and provide consumers with high quality photography at every day low prices.

At January 30, 2005, Wal-Mart had 3,066 discount stores and supercenters in the U.S. as well as 1,587 stores internationally, and we operated in 2,061 Wal-Mart stores in the U.S. and 340 internationally. We have been able to significantly increase the number of permanent studios in Wal-Mart, having grown our number of permanent portrait studios in Wal-Mart stores in North America from 1,112 studios at the beginning of fiscal 1998 to 2,376 studios at the end of fiscal 2004, representing a CAGR of 11.5%. Sales from our Wal-Mart business totaled $310.3 million for the fiscal year ended January 30, 2005, which, despite the decline in our year over year sales in fiscal 2004, represents a CAGR of 12.8% from $150.6 million in fiscal 1998. As a result of this growth, we have been able to significantly expand brand awareness for Wal-Mart Portrait Studios. Wal-Mart has agreed to use commercially reasonable efforts to include a Wal-Mart Portrait Studio operated by us in the blueprint of each new supercenter (except for new supercenters of 145,000 square feet) and store of 100,000 square feet or larger.

-
Low Cost Producer. We offer our portrait packages at prices consistent with Wal-Mart’s every day low price strategy. We believe we have one of the lowest-cost portrait production systems in the industry. We believe that the cost advantage we enjoy today is due primarily to:

	-	our more modest capital expenditure requirements for each new studio;

	-	low depreciation and maintenance expenses associated with our proprietary integrated imaging and portrait processing system;

	-	our integrated digital imaging system, which allows our customers to view a digital proof of each pose during the photography session and to select only the desired images before any printing occurs;

-
the efficiency and flexibility of our integrated portrait photography and production process system, which streamlines and automates the production process, resulting in higher volume, faster speeds, lower labor costs and less waste, and allows us to leverage our existing scalable infrastructure, which includes our two processing facilities and our distribution center in the Charlotte, North Carolina area; and

	-	a marketing focus on selling larger portrait collections based on more poses, which lowers the average production cost per unit as more units are produced per customer.

-
Focus on Innovation. We have a history of assessing advancements in technology and successfully implementing such advancements when we have determined that they are cost effective on a large-scale basis. We are one of the few companies in the domestic professional portrait photography industry to have developed a proprietary integrated system that allows customers to select their choice of portraits prior to actual production and that automatically links the image selection process to the sale and production of the portrait package. This technology is fully scalable; as we continue our rapid expansion plans, each new outlet or channel requires minimal incremental expenditures.

We have developed a free-standing specialty retail concept called GoPortraits that features two all digital portrait photography studios in the Charlotte, North Carolina metropolitan area. In addition, we strive to maintain a strong focus on new product development. Recently, we expanded our portfolio of products to include all occasion greeting cards and large-format canvas portraits. Leveraging our digital imaging system, we have augmented our product offerings with digital portraits on CD or disk, the Portrait GalleryTM, available immediately after the portrait session with email capability. The Portrait Gallery is sold with PhotoParade, a companion software on CD that enables customers to create themed screensavers and print-at-home projects such as portrait stickers, gift tags and portrait magnets.

-
Experienced and Results-Oriented Management Team. Members of our senior management team have an average of over 14 years of experience in the specialty retail industry. They are invested in our business, beneficially owning approximately 11.2% of our common stock on a fully-diluted basis. Since joining PCA in 1999, Barry J. Feld, our Chairman, President and Chief Executive Officer, has directed our expansion by further strengthening our relationship with Wal-Mart.

Business Strategy

        Our business strategy is to continue to capitalize on our strengths by implementing the following initiatives:

-
Increase Same Studio Sales. In order to address our recent weak same store sales trends, we have implemented a series of highly focused, tactical operating initiatives designed to restore our core U.S. Wal-Mart studio business back to prior positive same studio sales growth. Examples of these recent initiatives include:

	-	increased external recruiting of field operations management;

	-	instituting a new bonus program for our field associates;

	-	launching new marketing initiatives, including selected coordinated marketing efforts with Wal-Mart;

	-	re-implementing our successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003;

	-	re-introducing a mid-tier price point in our package offers in order to promote customer trade ups; and

	-	increasing our opening price point.

We believe these initiatives will result in improvements primarily in average transaction size per customer, as well as improved customer traffic as our current fiscal year progresses.

-
Continue to Participate in Wal-Mart’s Growth. Based upon our relationship with Wal-Mart, we believe that we have the strongest platform for expansion in the industry as Wal-Mart continues its rapid growth. We opened 200 permanent Wal-Mart studios in fiscal 2004 and are currently planning to open over 200 permanent Wal-Mart studios in fiscal 2005. We expect that this new studio growth, combined with the increasing brand awareness for Wal-Mart Portrait Studios, will result in increased market share for PCA.

-
Disciplined Extension of Our International Presence. We believe that international markets for professional portrait photography services represent an attractive growth opportunity for PCA. We intend to grow our international market share primarily through our relationship with Wal-Mart. As of January 30, 2005, we operated 226 studios in Wal-Mart Canada and 89 studios in Wal-Mart Mexico, and are testing 25 Wal-Mart locations in Germany and the U.K. See “Item 1. Business—Risk Factors—Risks Related to Our Business—Our international expansion may not be successful and may expose us to additional risks that could adversely affect our business.”

-
Disciplined Extension into Non-Portrait Photography Related Concepts. With our acquisition of certain assets and liabilities of Hometown Threads® in October 2004, we expanded our service offering in Wal-Mart stores beyond portrait photography to include embroidery services and personalization of gifts. Additionally, with the opening of our first Fun Factory location in Wal-Mart, we have the opportunity to expand our presence in Wal-Mart stores with this child-centered, value-priced concept.

The Portrait Photography Experience

We provide our photography services in permanent studios in our retail hosts. We also service certain retail hosts and institutional customers through modular traveling locations.

Permanent Studios. The typical permanent studio occupies an average of 350 square feet and consists of a camera area, a portrait viewing and sales area, and a reception area with a point-of-sale system. Generally, the permanent studio is staffed by one to three associates who perform both the photography and sales functions. The majority of our professional portrait photography studios are open from 10:00 a.m. to 7:00 p.m., seven days a week.

Our permanent portrait studios are equipped with an integrated photography and sales system and point-of-sale system. The photographic system integrates a professional film camera and digital imaging capability. As the subject is photographed, each pose is captured on film and presented digitally on a computer monitor for the customer to preview and approve before proceeding to the next pose. The digital photographic images are then sent electronically to a sales computer in an adjacent area, where a studio associate presents the digital portrait images and, prompted by our software sales program, explains the portrait packages available. Guided by the studio associate, each customer customizes their order by choosing the poses, sizes and quantities desired. A portrait order receipt is printed with black and white thumbnails of the selected poses. The studio associate completes the transaction at the point-of-sale system and the customer either pays in full or makes a deposit and returns in three weeks to pick up the finished portraits. Customers are not obligated to accept finished products.

Our principal products sold through our studio operations are portraits and ancillary products produced from the photography images we create. Our portraits are printed on photographic paper or canvas and are available in a variety of sizes from wallet-size to wall portraits as large as 36 inches by 36 inches. Our ancillary products include all-occasion greeting cards, large format canvas portraits, and portraits on disks. Portrait and ancillary products account for substantially all of our sales.

Modular Traveling Locations. Where we do not have permanent studios, we service Wal-Mart stores and supercenters with a modular traveling studio location. These modular traveling locations operate in designated Wal-Mart stores for a period of approximately five days every seven to twelve weeks. Several days prior to the scheduled arrival of one of our photographers at the host store, we advertise our traveling promotions by offering an assortment of color portraits at a special price. A modular traveling location in Wal-Mart occupies approximately 100 square feet and consists of a table, camera, lights, and portable backdrops. These modular traveling locations utilize a non-digital photographic and sales system, in which the photography session occurs separately from the sales process. Approximately three weeks after photographs are taken, a sales associate sets up a temporary sales area in the host store and for one to five days assists customers in selecting portraits for purchase. Given the non-digital nature of this system, customers in our modular traveling locations may purchase only portraits in the sizes and quantities produced; no ancillary products are available for purchase except Scrapbooklets©. Photographers and sales associates transport by personal vehicle all requisite camera, studio equipment and sales materials.

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

Distribution Channels

We have the following two primary distribution channels:

Retail:

-
Wal-Mart Portrait Studios. We are currently the sole provider of portrait studios in Wal-Mart in all 50 states as well as Canada, Mexico, Germany and the U.K. As of January 30, 2005, we had 2,401 permanent studios in Wal-Mart stores in the U.S., Canada, Mexico, Germany and the U.K. We continue to explore additional geographic diversification by monitoring our Wal-Mart Portrait Studios in Europe. Our U.S. operations in Wal-Mart stores accounted for approximately 84.8%, 85.8% and 86.2% of consolidated sales in fiscal 2004, 2003 and 2002, respectively. Our international operations in Wal-Mart stores contributed 11.1%, 9.5% and 8.1% of consolidated sales for fiscal 2004, 2003 and 2002, respectively. We operate our studios in Wal-Mart stores under license and lease agreements.

-
Other Retail. In fiscal 2000, we began portrait photography operations on select military bases. In fiscal 2004, we began offering embroidery services and gift personalization in Wal-Mart stores through Hometown Threads® locations and we opened our first Fun Factory, a stuffed animal, child-centered, value-priced concept.

-
GoPortraits. We have developed a free-standing retail concept called GoPortraits that features two all-digital portrait photography studios. We also provide services, including digital photographic retouching, and on-site production of film and digital images. We currently have two concept studios located in the Charlotte, North Carolina metropolitan area.

Institutional:

-	Institutional. Through our institutional channel, we target church accounts. Our institutional operations accounted for less than 5% of overall sales for fiscal 2004, 2003 and 2002.

Technology, Manufacturing and Software Development

Our technology, manufacturing and software development groups design, develop and implement advanced systems and technologies to support our vertically integrated operation. From photographic and digital image capture and customizable order creation in our studios through manufacturing and product fulfillment, these groups continually explore the application of systems and technologies that allow us to reduce costs while offering customers high quality products at low price points.

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

Our digital imaging system allows customers to view a digital proof of each pose during the photography session and to select the desired images from which to make a purchase decision. Immediately after the photography session, customers customize their portrait purchases using a computerized sales system, guided by studio associates, that enables customers to select specific poses, portrait sizes, and quantities for purchase. Customers return to the studio approximately three weeks later to pick up the finished portraits. As a result of our digital imaging system, we print only portraits ordered by customers in our permanent studios. Furthermore, the integration of our digital studio infrastructure with our production system allows us to minimize production and processing costs, and grow with a minimal incremental capital commitment as we leverage our existing production and processing infrastructure.

Leveraging our digital imaging system, we have augmented our product offerings with digital portraits on CD or disk, the Portrait GalleryTM, available immediately after the portrait session with email capability. The Portrait GalleryTM is sold with PhotoParade®, a companion software enables customers to create themed screensavers and print-at-home projects such as portrait stickers /gift tags and portrait magnets. We believe that this is a unique product offering in the industry. We license this product under an exclusive arrangement with Callisto Corporation, the owner of the PhotoParade® trademark.

At January 30, 2005, we had 525 employees in our two manufacturing production operations. Our technology group, which consisted of 12 engineers and technicians, designs, develops, tests, and implements camera technologies, studio equipment such as lighting and background systems, and production and automation systems used in our film processing, portrait production labs, and digital fulfillment center. We continue to expand our digital fulfillment center with computer technology and printing equipment for production of e-commerce orders, large-format portrait production on canvas, and novelty products. At January 30, 2005, our information technology group consisted of 66 employees who design and develop studio and lab software and systems, manage systems architecture and quality, integrate technologies, support infrastructure and maintain both corporate and studio systems. Within this group we have a team dedicated to the advancement of our integrated studio systems by incorporating evolving digital imaging and camera technologies, and enhancing sales and point of sale systems and studio infrastructure. Our software group also provides system configuration for changes to our portrait offer and package contents driven by marketing campaigns.

Marketing and Sales

Our marketing group’s responsibilities include the creation and cost-effective production and placement of all in-store advertising, in-studio displays and general multi-media advertising. The marketing group performs all strategic marketing functions including, but not limited to, creative direction, campaign development, merchandising, cross-promotion development with well-known television and movie characters, media planning and analysis, studio sales support, and customer/market research. Our marketing group also manages the daily working relationships with external advertising agencies and free-lance support and our proprietary customer database. This database allows us to apply targeted advertising strategies.

We attract customers to our studios with a variety of advertising methods including in-store, point-of-sale merchandising, newspaper advertising, direct mail to prior and prospective customers, in-store cross-promotional efforts and internet marketing campaigns. We advertise under the name of our retail host. We seek to maintain an advertising presence throughout the year in all geographic markets where we operate permanent studios.

In addition, we have expanded our Internet presence with our website, www.goportraits.com (a PCA-owned and operated website). This website markets our studios and incorporates e-commerce. In fiscal 2004, we expanded our e-commerce initiative to all U.S. studios. This service allows customers to order online additional portraits and other selected items. We continue to expand the number of products sold through this channel. Our company website, www.pcaintl.com, provides information about each of our portrait photography businesses including our free-standing specialty retail concept, GoPortraits, in the Charlotte, North Carolina metropolitan area.

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

Raw Materials and Suppliers

AgfaPhoto USA Corporation is our principal supplier of photographic film, paper and processing chemistry and has been our supplier for over 30 years. Our current relationship with AgfaPhoto USA Corporation is governed by a contract dated February 4, 2002. The contract has approximately a five-year term. The parties agreed to negotiate in good faith to renew the contract six months prior to the expiration date. The terms of the contract require us to purchase substantially all of our requirements in North America for photographic film, paper and processing chemistry and in exchange we receive certain discounts on purchases made. AgfaPhoto USA Corporation can terminate the sales contract if we breach the contract in any way and fail to cure such breach within 30 days after notice or if we are in violation of any of our financial covenants under any of our credit arrangements which are not cured or amended within 90 days. AgfaPhoto USA Corporation has the right to terminate upon shorter notice or immediately in the event of bankruptcy or insolvency relating to us or a violation of the trademark provisions of the sales contract.

During fiscal 2004, we were unable to meet the payment terms of AgfaPhoto USA Corporation. We have negotiated payment terms with AgfaPhoto USA Corporation that extend the payment date for our outstanding payables (including interest which had been accrued at an annualized rate of 6%) as of June 15, 2005 until June 15, 2006 and we have agreed to pay for products purchased from AgfaPhoto USA Corporation on or after June 15, 2005 at or prior to their delivery. We are seeking to enter into a revised supply contract with AgfaPhoto USA Corporation within the next few months. However, there is no assurance that we will be able to do so.

Additionally, on May 27, 2005, AgfaPhoto USA Corporation’s German parent company, AgfaPhoto GmbH, filed a petition for insolvency. While we have been informed that AgfaPhoto USA Corporation has sufficient funding to continue its normal operations in the foreseeable future, if AgfaPhoto USA Corporation becomes unable to continue to provide us supplies under our current contract, we will need to obtain an alternative source of supplies.

Although management believes that the available alternative sources of supplies are adequate and we have not found it necessary to carry significant amounts of inventory to ensure a continuous allotment of raw materials, there can be no assurance we would be able to obtain such supplies at the same or similar terms to those we have with AgfaPhoto USA Corporation.

We build our own cameras and believe that we have an adequate supply of cameras and camera components. The computer and digital equipment used by us in our integrated digital imaging system consists of standard components that are readily available from multiple suppliers.

Employees

At January 30, 2005, we had 8,739 full-time and part-time employees. As of January 30, 2005, none of our employees were covered by a collective bargaining agreement. We believe that employee relations are satisfactory.

Governmental Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws. We are not aware of any material violation of such laws and regulations. Continued compliance is not expected to have a material effect upon our competitive position, financial condition, or results of operations.

Licenses, Trademarks and Patents

Wal-Mart Licenses

United States. Within the U.S. our relationship with Wal-Mart Stores, Inc. is governed by a master license agreement dated April 4, 2002 with amendments on June 17, 2002 and June 24, 2004.

The terms of the master license agreement require us to pay a fee to Wal-Mart based upon our gross sales. The license allows us to use the trade name “Wal-Mart Portrait Studio” and to use Wal-Mart designated space within its stores. The license prohibits Wal-Mart from licensing a permanent, temporary or traveling portrait studio to any other person in the stores in which we operate but not in stores where we do not operate.

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

Pursuant to the Wal-Mart license amendment on June 24, 2004, studio licenses in effect on April 4, 2002 that existed on June 24, 2004 (1,564 studio licenses or approximately 80% of the then existing studio licenses) were extended to June 30, 2012, evidencing Wal-Mart’s commitment to our Company. Studios that began operations after the execution of the license on April 4, 2002, have a five-year term that commences upon their opening date and ends on June 30 of the fifth year following the opening year. These studio licenses renew automatically for one additional period of five years unless either party gives notice of termination on or before 180 days prior to the end of the term. As of January 30, 2005, in the U.S., we operated in 2,061 Wal-Mart permanent studios and approximately 1,000 modular traveling locations. Since the execution of the Wal-Mart license agreement on April 4, 2002, through January 30, 2005, we opened 497 portrait studios in U.S. Wal-Mart stores.

As of January 30, 2005, the licenses with respect to our U.S. Wal-Mart studios expire as follows: 123 studios in 2007, 169 studios in 2008, 176 studios in 2009, 29 studios in 2010 and 1,564 studios in 2012.

Canada. Within Canada, our relationship with Wal-Mart Canada, Inc. is governed by a license agreement dated February 9, 1996. This agreement has a five-year term and Wal-Mart Canada has an option to renew for one renewal period of two years. Studios that began operations on and after the execution of the license on February 9, 1996, have a five-year term that commences upon their opening date and can be renewed at the option of Wal-Mart Canada. We are currently in negotiations with Wal-Mart Canada to renew the license agreement and have agreed in principal to an increase in rent from 13% to 15% in approximately 50 stores. As of January 30, 2005, we operated in 226 Canadian Wal-Mart permanent studios. To date, all studios that have completed their initial five-year term have been renewed by Wal-Mart Canada for consecutive renewal periods of two years each. The terms of the license agreement are similar to our U.S. license agreement. Termination rights are generally similar to those under the U.S. license agreement except that Wal-Mart also has the right to terminate with respect to an individual studio if we sell substantially all of the assets of our Canadian subsidiary or fail to own majority voting control in such subsidiary or operate a competing business within a 25-mile radius of a Wal-Mart store. Wal-Mart can terminate the agreement with respect to all locations, subject to 180 days notice, if one-third or more of the licensed stores are susceptible to termination, or have been terminated, under the agreement or if 5% or more of our Wal-Mart Canada studios generate annual gross sales of less than $90,000 each.

The licenses with respect to our Canadian Wal-Mart studios expire as follows: 79 studios in 2005, 78 studios in 2006, 25 studios in 2007, 16 studios in 2008, 20 studios in 2009 and eight in 2010.

Mexico. Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S.A. de R.L. de C.V. (“Nueva Wal-Mart De Mexico”) is governed by an agreement dated as of June 1, 2002 for an undefined period of time. Either we or Nueva Wal-Mart De Mexico may terminate this agreement at any time upon 30 days written notice after May 31, 2003. Under this agreement, Nueva Wal-Mart De Mexico is compensated based upon our total net sales in all Wal-Mart stores in Mexico. As of January 30, 2005, we operated in 89 Nueva Wal-Mart De Mexico permanent studios. The licenses for these studios are terminable at will by either party following a studio’s first year of operation.

Germany. Within Germany, our relationship with Wal-Mart Germany GmbH & CO. KG (“Wal-Mart Germany”) is governed by lease agreements with a two year term beginning at the commencement of operations for each studio. The first lease is dated as of August 28, 2002. The leases expire after two years, but will automatically renew for successive periods of six months each if not terminated by either party. Either party can terminate this agreement at the end of any term upon three months notice. This agreement allows us to use Wal-Mart designated space within its stores. Under this agreement, Wal-Mart Germany is compensated based upon our total net sales in all Wal-Mart stores in Germany. As of January 30, 2005, we operated in 20 Wal-Mart Germany permanent studios.

United Kingdom. Within the U.K., our relationship with ASDA Stores Limited (“Wal-Mart U.K.”) is governed by separate leases for each studio with the first one dated as of February 5, 2003. One lease expires after 10 years and all other leases expire after five years. Under these agreements, Wal-Mart U.K. is compensated based upon our total net sales in all Wal-Mart stores in the U.K. As of January 30, 2005, we operated in five Wal-Mart U.K. permanent studios. Commencing in 2005 and for each year thereafter, Wal-Mart U.K. may terminate any license agreement if it sends us a termination notice by January 31 of such year, with termination effective on April 30 of such year.

Hometown Threads®. As of January 30, 2005, we leased 33 locations from Wal-Mart pursuant to separate leases, the first of which was entered into on September 19, 2000. Hometown Threads® franchisees sublease 32 of these locations and we operate one location as a company-owned store. The leases are for a term of five years each with the option to renew for an additional five years provided we give Wal-Mart at least 180 days notice we want to renew. Our sublessees, the 32 franchisees, pay rent directly to Wal-Mart, but, in the event a franchisee does not pay the rent, we are liable to Wal-Mart for any such unpaid rent.

Other Licenses and Concessions

Meijer. As of January 30, 2005, we operated in 24 Meijer permanent studios. Our relationship with Meijer, Inc. was governed by two master in-store license agreements dated June 25, 2001. These agreements gave us the ability to operate a portrait studio in select Meijer stores. The term of the license for each studio began on the earlier of the projected start date for each Meijer location and the date we commenced operations in such location, and ended on the last day of the third license year. A license year was defined as the 12-month period from August 1 to July 31.

The terms of our master in-store license agreements with Meijer required us to pay, on a monthly basis with respect to each location, a base license fee and a supplemental license fee based upon our gross receipts in our Meijer permanent studios. The license agreements permitted us to use our designated space within Meijer’s locations solely for the purpose of operating a portrait studio and selling select portrait related products.

Notice of termination under our master in-store license agreements was given by us to Meijer on January 3, 2005 and we ceased all operations in Meijer stores as of April 4, 2005.

Navy/Marines. We operated a portrait studio at Camp LeJeune, North Carolina pursuant to an agreement that expired on April 30, 2005. We paid a fee to Camp LeJeune based upon our total gross sales in this studio. The items sold as well as the prices charged by us were subject to the approval of the Camp LeJeune general manager.

Also, in the Camp LeJeune location we operated, under a separate agreement that expired in May 2005, a one-hour processing facility for customers’ film and pictures.

In addition, we operate a studio within the Navy Exchange, Pearl Harbor, Hawaii, pursuant to an agreement that commenced October 25, 2002 and expires on October 24, 2005. We pay a fee to Hawaii District Navy Exchange based upon our total gross sales in this studio. The items sold as well as the prices charged by us are subject to the approval of the Technical Representative for the Hawaii District Navy Exchange.

Army/Air Force. We have an agreement with the Army & Air Force Exchange Service (“AAFES”) that governs our sale of professional photography services in select AAFES exchanges in the United States. This agreement expires July 31, 2005. As of January 30, 2005, we operated nine studios in AAFES exchanges.

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

Callisto (PhotoParade®). Under our arrangement with Callisto Corporation, we agree to pay to Callisto a royalty based on gross retail sales derived from the sale of each Portrait GalleryTM disk. We have agreed to sell the Portrait GalleryTM CD or disk only as a bundled product with Callisto’s PhotoParade®screen saver CD. Furthermore, Callisto has agreed to pay PCA a royalty based on internet sales generated from customers who link to Callisto’s web site from the PhotoParade® CD sold in our studios.

Other. We own other patents, trademarks and licenses we do not believe are material to our business.

RISK FACTORS

We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Our Business

We are materially dependent upon Wal-Mart.

Approximately 96% of our sales for fiscal 2004 were derived from sales in Wal-Mart stores. Therefore, we are materially dependent upon our relationship with Wal-Mart, the continued goodwill of Wal-Mart and the integrity of the Wal-Mart brand name in the retail marketplace. Any deterioration in our Wal-Mart relationship would have a material adverse effect on us.

Because we represent only a small fraction of Wal-Mart’s sales, any deterioration of our relationship with Wal-Mart would have a far greater effect on us than on Wal-Mart.

Furthermore, because of the demands on us from our current business model of opening studios in all new Wal-Mart supercenters and stores of 100,000 square feet or larger, we have not been able to diversify our business. This could adversely affect us in the event our Wal-Mart business declines. In addition, our competitive posture could be weakened with negative changes in Wal-Mart’s competitive posture.

We experienced a significant downturn in our results of operations in fiscal 2004 were unable to comply with certain financial covenants in our prior senior secured credit facility. We had a net loss and a deficiency of earnings to fixed charges in fiscal 2004, and we have a negative net worth.

In fiscal 2004, for the first time since fiscal 2000, our year over year consolidated sales decreased. Consolidated sales decreased from $324.8 million in fiscal 2003 to $323.6 million in fiscal 2004. Primarily as a result of these decreases in sales, we saw our income from operations decrease from $34.2 million in fiscal 2003 to $17.5 million in fiscal 2004. Net loss was $29.7 million in fiscal 2004 as compared to net income of $1.3 million in fiscal 2003. We experienced a 7.0% decline in year over year same studio sales in our Wal-Mart permanent studio operations in fiscal 2004, compared to an increase of 1.5% in fiscal 2003.

As of October 31, 2004, the end of our fiscal third quarter, we were not in compliance with certain financial covenants contained in our prior senior secured credit facility agreement. Although on July 15, 2005, we refinanced our prior senior secured credit facility with a new senior secured revolving credit facility and a new letters of credit facility, there is no assurance we will be able to remain in compliance with the conditions to borrowing under our new senior secured revolving credit facility or our new letters of credit facility.

Although we are implementing measures to improve our performance and believe that the decline in results of operations was caused in part by external factors beyond our control, such as a reduction in disposable income due to increases in gasoline prices and rising interest rates and other economic pressures affecting U.S. customers, we may be unable to improve our results of operations and there can be no assurance we will be able to remain in compliance with the covenants in our various debt agreements.

We had a net loss of $29.7 million and our fixed charges exceeded earnings by $15.0 million in fiscal 2004. There can be no assurance that we will report net income or earnings in excess of fixed charges in any future period. Future net losses and/or deficiencies of earnings to fixed charges may prevent us from pursuing our strategies for growth and could cause us to be unable to meet our debt obligations, capital expenditure requirements or working capital needs. Although we obtained financing in July 2005, our net loss in fiscal 2004 and potential future losses may impact our ability to obtain adequate financing on satisfactory terms or at all. In addition, as of January 30, 2005, our total assets were less than our total liabilities, resulting in a negative net worth. We may not be able to liquidate our assets to pay our liabilities if we are unable to fund our operations in the future.

Substantial doubt was raised about PCA LLC’s, our wholly-owned operating subsidiary, ability to continue as a going concern.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued a report dated June 24, 2005 which expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about our operating subsidiary’s and its subsidiaries’ ability to continue as a going concern in connection with their audit of PCA LLC’s consolidated financial statements for the fiscal year ended January 30, 2005.

We anticipate, based on our currently proposed plans and assumptions, that the additional liquidity we have obtained from the issuance of senior secured notes together with our new senior secured revolving credit facility and our new letters of credit facility and our obtaining waivers of existing defaults under our debt agreements, all of which occurred subsequent to the report issued in connection with PCA LLC’s consolidated financial statements for the fiscal year ended January 30, 2005, will be sufficient to satisfy our cash requirements in fiscal 2005. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

We were unable to timely file our Annual Report on Form 10-K for fiscal 2004 and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005 because of the ineffectiveness of our internal controls over financial reporting of our Mexican subsidiary. If we fail to improve and maintain the effectiveness of our internal control over financial reporting of our Mexican subsidiary, we may not be able to accurately and timely file our periodic reports and our financial condition and results of operations may be materially adversely affected.

During fiscal 2004, we became aware of a tax claim for amounts due to SAT, the Mexican tax authority, from our Mexican subsidiary. The amounts alleged due to SAT consisted of $1.4 million for the fiscal years 1997 and 1998 and approximately $0.1 million for January through June of 2000. As a result of our delinquency in paying these amounts, fines, penalties and interest of $4.5 million were added by SAT to the outstanding claim. We conducted a preliminary investigation of this matter and subsequently engaged law firms in Mexico and the U.S. to assist in negotiating a settlement with SAT and an independent accounting firm (other than our independent registered public accounting firm) to perform forensic accounting work. We recorded a $1.5 million charge in the third quarter of fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim. As a result of our investigation, we dismissed several employees who we suspect may have been engaged in fraudulent activities and hired new employees to replace those employees. As a result of our internal investigation, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter of fiscal 2004 by our Mexico accounting department. As a result, we concluded that certain adjustments were required to restate our historical financial statements. Such adjustments have been reflected as a restatement in our accompanying annual financial statements as of and for the years ended February 1, 2004 and February 2, 2003. The uncertainty of the impact of these activities on our financial reporting and other disclosures is one reason we did not file our annual report on Form 10-K for the 2004 fiscal year and our quarterly report on Form 10-Q for the first quarter of fiscal 2005 on a timely basis. Although we are acting to rectify these deficiencies and continuing to evaluate and improve our internal controls over financial reporting, we may be unsuccessful and other deficiencies in our internal controls over financial reporting could arise in the future. If we are unable to assert that our internal controls are effective in any future period, we may again be unable to accurately and timely file a periodic report. Failure to file a periodic report, if uncured within a specified time period, would result in an event of default under the terms of our indebtedness.

Our business practices and operations need to be acceptable to Wal-Mart.

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

Among other things, pursuant to our license agreements we must

-	relocate any studio location in a Wal-Mart store at Wal-Mart's request,

-	obtain Wal-Mart's prior written approval of all advertising,

-	maintain specified levels of worker's compensation and liability insurance,

-	operate the studios every day that the Wal-Mart store is open for specified hours,

-	indemnify Wal-Mart from any claim by an employee, vendor or portrait studio customer relating to studio operation or for accident or injury anywhere in the Wal-Mart store,

-	observe all Wal-Mart policies relating to customer service, and

-	observe all Wal-Mart policies relating to the activities of our employees in the Wal-Mart store,

and we are not permitted to

-	make improvements to our Wal-Mart studios without Wal-Mart's prior written consent,

-	conduct any “fire,”“50% off” or similar sales,

-	issue a press release using the Wal-Mart name without Wal-Mart’s consent, and

-	advertise on radio or television without Wal-Mart’s consent.

Wal-Mart may terminate, breach, otherwise limit or increase our expenses under our license or lease agreements.

Our Wal-Mart permanent studios in the U.S. and Canada are operated pursuant to license agreements while our permanent studios in Mexico, Germany and the U.K. are operated pursuant to lease agreements. These license and lease agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond our control. As of January 30, 2005, our license and lease agreements with various Wal-Mart entities have the following expiration dates: (1) for our 1,564 U.S. Wal-Mart studios that were open when the U.S. Wal-Mart agreement was entered into, April 2012; for each of our 497 Wal-Mart studios opened subsequent to April 4, 2002, June 30 of the fifth year following the opening of that studio, in each case if no renewal option is exercised; (2) for each of our 226 Canadian Wal-Mart studios, various expiration dates, ranging from fiscal 2004 to 2010, depending upon the date the relevant studio commenced operations; (3) for each of our 89 Mexican Wal-Mart studios, terminable at will by either party following a studio’s first year of operation; (4) for each of our 20 German Wal-Mart studios, two years from its opening date with automatic renewals for successive periods of six months each if not terminated by either party (either party can terminate at the end of any term upon three months notice); and (5) for our five U.K. Wal-Mart studios, 2008 for two studios, 2009 for two studios and 2013 for one studio. These agreements are more fully described in “Business—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

Wal-Mart is under no obligation to renew existing locations. Wal-Mart may also increase the expenses we are required to pay under our license or lease agreements upon renewal of the agreements. In addition, license fees under our Wal-Mart licenses may increase periodically if certain sales or other conditions are met. We do not have the right to close any poorly performing locations prior to the expiration of the term of the license or lease for such locations. Although our license and lease agreements prohibit Wal-Mart from licensing or leasing permanent portrait studios to any other person in the stores in which we operate, they do not make us the exclusive provider for all Wal-Mart stores. In addition, our license and lease agreements do not prohibit Wal-Mart from selling many of the tangible goods we sell, or from developing film, in other departments within its stores. Furthermore, there is always the risk that Wal-Mart might breach one or more of our license or lease agreements. The loss or breach of a substantial number of the licenses or leases from Wal-Mart could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Wal-Mart, the reduction of the number of studios operated pursuant to such arrangements, a decision by Wal-Mart to license or lease studios to other persons or changes in Wal-Mart’s expansion plans could have a material adverse effect on us. See “Item 1. Business—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

An economic downturn, a reduction in consumer spending or decreased customer traffic in our host stores could materially adversely affect our business.

Portrait photography services may be affected by negative trends in the general economy. Any reduction in consumer confidence or disposable income in general may affect companies in this specialty retail service industry. In addition, the portrait studios in Wal-Mart stores rely largely on customer traffic generated by the host stores. The host stores, as part of the retail industry, may be affected by a downturn in the economy and a decrease in discretionary income of potential customers. For example, we previously provided portrait photography services in Kmart host stores. During the term of our relationship with Kmart, Kmart’s business was not growing, and this negatively impacted our own performance. There is no assurance that Wal-Mart or any other host stores in which we may operate will not suffer similar financial difficulties. A reduction in host store traffic could adversely affect us.

In addition, we have substantial fixed costs due to our three facilities in the Charlotte, North Carolina area. These fixed costs make us vulnerable in the event of an economic downturn or other inability to generate sufficient cash flow.

We may not be able to finance the rapid growth we may experience.

In April 2002, we executed a U.S. Master License Agreement with Wal-Mart. As part of this agreement, Wal-Mart committed to provide us a minimum of 150 new studios per year for four years and, thereafter, to use commercially reasonable efforts to provide 150 new studios per year. Further, Wal-Mart has agreed to use commercially reasonable efforts to include a Wal-Mart Portrait Studio operated by us in the blueprint of each new supercenter (except for new supercenters of 145,000 square feet) and store of 100,000 square feet or larger. We anticipate opening a studio in all new Wal-Mart stores where our studios are incorporated into the blueprint. This will require us to make substantial capital expenditures. To accomplish this, as well as to maintain and increase our sales base and to respond to shifts in customer demand and changes in industry trends, we will need to generate sufficient cash flow or obtain sufficient capital for purposes of, among other things, financing capital expenditures, infrastructure growth and acquisitions. There is no assurance that we will be able to generate sufficient cash flow or that financing on acceptable terms will be available and permitted to be incurred under the terms of our current and any future indebtedness to fund our future growth. Our failure to generate sufficient cash flow or obtain sufficient financing to fund our future growth could materially adversely affect us. The rapid growth of portrait studios within Wal-Mart could limit our ability to fund growth outside of Wal-Mart.

During fiscal 2004, we were unable to meet the payment terms of our key supplier of photographic film, paper and processing chemistry. Additionally, the German parent company of our key supplier recently filed a petition for insolvency. If our key supplier becomes unable to continue to provide us supplies under our current contract, we will need to obtain an alternative source of supplies. If we enter into an agreement to obtain such supplies at less desirable terms, we may be required to raise additional equity and/or debt financing and our financial condition and results of operations could be materially adversely affected.

During fiscal 2004, we were unable to meet the payment terms of AgfaPhoto USA Corporation, our key supplier of photographic film, paper, and processing chemistry. We have negotiated payment terms with AgfaPhoto USA Corporation that extend the payment date for our outstanding payables (including interest which had been accrued at an annualized rate of 6%) as of June 15, 2005 until June 15, 2006 and we have agreed to pay for products purchased from AgfaPhoto USA Corporation on or after June 15, 2005 at or prior to their delivery. We are seeking to enter into a revised supply contract with AgfaPhoto USA Corporation within the next few months. However, there is no assurance that we will be able to do so. Our obligations to AgfaPhoto USA Corporation are secured by a lien on the products which we purchase from them.

Additionally, on May 27, 2005, AgfaPhoto USA Corporation’s German parent company, AgfaPhoto GmbH, filed a petition for insolvency. While we have been informed that AgfaPhoto USA Corporation has sufficient funding to continue its normal operations in the foreseeable future, if AgfaPhoto USA Corporation becomes unable to continue to provide us supplies under our current contract, we will need to obtain an alternative source of supplies.

Although management believes that the available alternative sources of supplies are adequate, there can be no assurance we would be able to obtain such supplies at the same or similar terms to those we have with AgfaPhoto USA Corporation. If we enter into an agreement to obtain such supplies at less desirable terms, we may be required to raise additional equity and/or debt financing and our financial condition and results of operations could be materially adversely affected. There is no assurance we will be able to obtain new sources of funds on favorable terms or otherwise.

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

Our business may be adversely affected if we cannot manage the growth of our operations or generate sufficient cash flow or obtain sufficient capital to fund future growth.

It is essential to our relationship with Wal-Mart that we open new studios in all stores in which Wal-Mart wants us to do so. Our resources are not as great as Wal-Mart’s, however, and it could be difficult or impossible for us to keep pace with Wal-Mart’s rapid expansion plans. Our future growth will require us to manage our expanding domestic and international operations and to adapt our operational, manufacturing, financial and management systems to respond to changes in our business environment while maintaining a competitive cost structure. The expansion of our business will continue to place significant demands on us to improve our operational, manufacturing, financial and management systems, to develop further the management skills of our managers and supervisors, and to continue to retain, train, motivate and effectively manage our employees. Our failure to manage any future growth effectively and to adequately expand these systems in response to such growth could materially adversely affect us by limiting our ability to continue to expand or to continue our current level of service to customers in our existing studios.

Additionally, our ability to maintain and increase our revenue base and to respond to shifts in customer demand and changes in industry trends will be partially dependent on our ability to generate sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing capital expenditures, infrastructure growth and acquisitions. There can be no assurances that we will be able to generate sufficient cash flow or that financing will be available on acceptable terms, or permitted to be incurred under the terms of our new senior secured revolving credit facility, our new letters of credit facility or our other existing indebtedness or any future indebtedness, to fund our future growth. Our failure to generate sufficient cash flow or obtain sufficient financing to fund our future growth could materially adversely affect us.

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

Our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth fiscal quarter, typically late October/early November through late January/early February, generally produces a large percentage of annual sales and operating income. The fourth quarters in fiscal 2004 and 2003 have accounted for approximately 33% of our annual sales and approximately 101% and 67%, respectively, of our annual operating income. Our operations can be adversely affected by inclement weather or other factors that reduce consumer holiday spending in our host stores, especially during the important fiscal fourth quarter.

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

The companies in our industry compete on the basis of value, price, quality, access, service, package size, technology and convenience of retail distribution channel. The major professional portrait studio companies, including CPI Corporation and Olan Mills, operate permanent studios in retail chains and independent locations. To compete successfully, we must continue to remain competitive in areas of value, price, quality, access, service, package size, technology and convenience of distribution and we must do so on terms and at prices compatible with the Wal-Mart philosophy.

The evolution of digital portrait technology has introduced additional competition from companies, such as Picture People, which operate independent locations specializing in such portrait technology. Although we have not experienced a significant decline in the discount retail distribution channel due to such technology or companies, there is no assurance such technology, or companies specializing in such technology, will not take significant business from us, resulting in either lower sales or higher cost of operation for us.

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

International operations in Canada, Mexico, Germany and the U.K. accounted for approximately 11% of sales during fiscal 2004. We expect international sales to increase in the future as we continue to grow in Canada and Mexico and, potentially, as we expand operations in Europe (we currently only operate European studios in Germany and the U.K.). To the extent our international operations increase, we will become more vulnerable to risks involving the geographic distance of operations, differences in language or culture, changes in business regulations, taxation and currency fluctuations and political instability. Further, there is no proven market for portrait photography services in retail studio locations in Europe. Therefore, our in-store studio model may not perform well in Europe.

We may not be able to keep pace with the evolution of technology and develop and invest in new technologies as required to compete effectively.

The evolution of digital portrait technology, computer technology, manufacturing technology and information technology may make it difficult for us to continue using our current technologies and require us to invest in new technologies. There can be no assurance we can generate sufficient capital from operations or outside financing sources to invest in such evolving technologies. To the extent we do invest in such technology, there is no assurance our investment will lead to increased sales or profits. In addition, our ability to develop digital technology, e-commerce capabilities and other new information and distribution technologies may affect our position in the marketplace. As digital photography and processing systems evolve and the costs associated with such systems continue to decline, it may impair our ability to compete in the marketplace as we may no longer be able to produce our products at low costs.

A significant increase in piracy of our photographs could materially adversely affect our business, financial condition or results of operations.

We rely on copyright laws to protect our proprietary rights in our portrait photographs. However, our ability to prevent piracy and enforce our proprietary rights in our photographs is limited. We are aware that unauthorized copying of photographs occurs within our industry. A significant increase in the frequency of unauthorized copying of our photographs could materially adversely affect our business, financial condition and results of operations by reducing revenues from photograph sales.

Any disruption in our manufacturing process could have a material adverse impact on our business.

We are dependent upon the efficient operation of our portrait processing facilities to maintain our portrait quality, timeliness of delivery and low cost operation. These facilities are located in a single metropolitan area, Charlotte, North Carolina, and serve primarily all of our operations worldwide. Any disruption of our processing systems for any reason could adversely impact us.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our business and prevent us from fulfilling our debt obligations.

We have outstanding a substantial amount of debt. As of July 15, 2005, this debt consisted of:

-	$50.0 million of senior secured notes due 2009,

-	$18.0 million of letters of credit issued under our new $20.0 million letters of credit facility,

-	$165.0 million of senior notes,

-	$10.0 million of senior subordinated notes,

-	$30.0 million of senior subordinated discount notes and $14.6 million of additional principal outstanding from capitalized interest on such notes, and

-	$20.7 million of interest bearing extended vendor payables due in June 2006 if we are unable to renegotiate the supply contract.

We will need to refinance our $50.0 million senior secured notes, our new $10.0 million senior secured revolving credit facility, our new $20.0 million letters of credit facility and our $165.0 million of senior notes by 2009, and our $30.0 million of senior subordinated discount notes and our $10.0 million of senior subordinated notes by 2010. We do not expect to generate sufficient cash flow from future operations to repay our indebtedness and will need to refinance to do so. There is no assurance we will be able to obtain new sources of credit on favorable terms or otherwise. If we are unable to refinance our debt when due, we could be deemed in default by our lenders, which could lead to foreclosure on our assets and perhaps insolvency.

We incurred approximately $32.5 million in net interest expense in fiscal 2004, which represented approximately 186% of our operating income for the year. As of January 30, 2005, approximately 11.7% of our debt bears interest at floating rates and if interest rates rise, our debt service obligation will rise as well, except to the extent we are able to enter into hedging contracts on favorable terms to mitigate our exposure to interest rate movements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for more detail about our debt.

Our substantial amount of debt, as well as the guarantees of our guarantors and the security interests in our assets and the assets of our guarantors, could adversely impact our business and us by, including but not limited to:

-	increasing our vulnerability to adverse economic and industry conditions;

-	limiting our ability to obtain additional financing;

-
requiring a substantial portion of our cash flow from operations to be used for interest payments on our debt and annual revolver pay downs required by our new senior secured revolving credit facility, thereby reducing our ability to use our cash flow to fund our studio expansion program and capital expenditures;

-	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

-	placing us at a disadvantage compared to competitors with less debt or greater resources.

The agreements governing our debt impose restrictions on our business.

The agreements governing our new senior secured revolving credit facility, our new letters of credit facility, our senior secured notes, our senior notes, our senior subordinated notes and our senior subordinated discount notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

-	incur more debt;

-	pay dividends, redeem or repurchase our stock or make other distributions;

-	make acquisitions or investments;

-	enter into transactions with affiliates;

-	merge or consolidate with others;

-	dispose of assets or use asset sale proceeds;

-	create liens on our assets; and

-	pledge capital stock of any subsidiary that is held by PCA LLC, PCA Finance Corp. or any of their domestic subsidiaries.

Our new senior secured revolving credit facility and our new letters of credit facility each also require us to meet a number of financial ratios and tests on a regular basis. We describe certain of these requirements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to comply with these agreements may be affected by events beyond our control, including, but not limited to, prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions, as well as any failure to make a payment of interest or principal when due, could result in a default under the agreements governing our debt. Such a default would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under our new senior secured revolving credit facility and issue additional letters of credit under our new letters of credit facility could be terminated. If we are unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt.

Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, “believes,”“expects,”“anticipates,”“estimates,”“intends,”“plans,”“targets,”“likely,”“would,”“could,” and similar expressions identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in the professional portrait photography industry. Others are more specific to our operations. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include, among others

-	risks associated with substantial indebtedness, leverage, debt service and liquidity;

-	risks associated with our relationship with Wal-Mart, our principal business relationship;

-	performance of our new studios and their future operating results;

-	risks of competition from companies including, but not limited to, those currently operating in other photography markets;

-	risks associated with the domestic professional portrait photography industry; and

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

ITEM 2.    PROPERTIES

Over the last several years, we have made a substantial investment in our portrait photography manufacturing facilities in order to become, what management believes to be, one of the industry’s lowest cost producers. We own three facilities in the Charlotte, North Carolina area. The primary facility serves as our corporate headquarters, main production facility and warehouse and is approximately 167,000 square feet. A 60,000 square foot facility houses a second film production and portrait processing facility, our technology group, our customer support center and administrative and sales offices. We also have a 31,400 square foot distribution center.

We have a lease that commenced in June 2003 and ends April 30, 2008, on a 39,800 square foot warehouse and distribution facility in Charlotte, North Carolina. On May 1, 2005 we added 20,112 square feet to this lease, bringing our total space in this facility to 59,912 square feet.

The facilities described above are utilized by both our retail and institutional reporting segments.

We own or lease the equipment, furniture and fixtures in our permanent retail studios and stores as well as our traveling and institutional equipment. Our production facilities are subject to a lien under our new senior secured revolving credit facility and our new letters of credit facility. There are no other major encumbrances with regard to our manufacturing equipment or facilities.

We operate in Wal-Mart under license agreements in the U.S. and Canada and under lease agreements in Mexico, Germany and the U.K. as discussed in “Item 1. Business—Licenses, Trademarks and Patents.” Our license and lease agreements provide that we are entitled to remove our equipment at the end of the license term. The license and lease agreements do not provide for a security interest in our equipment.

ITEM 3.    LEGAL PROCEEDINGS

We are currently party to various litigations and other legal proceedings that have arisen in the normal course of business. We do not believe the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations.

During fiscal 2004, we became aware of a tax claim due to SAT, the Mexican tax authority, from our Mexican subsidiary. The amounts alleged due to SAT consisted of $1.4 million for the fiscal years 1997 and 1998 and approximately $0.1 million for January through June of 2000. As a result of our delinquency in paying these amounts, fines, penalties and interest of $4.5 million were added by SAT to the outstanding claim. We conducted a preliminary investigation of this matter and subsequently engaged law firms in Mexico and the U.S. to assist in negotiating a settlement with SAT and an independent accounting firm (other than our independent registered public accounting firm) to perform forensic accounting work. We recorded a $1.5 million charge in the third quarter of fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None noted.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Portrait Corporation of America, Inc.’s common stock is not traded on a stock exchange. As of July 28, 2005, there were 2,294,352 outstanding shares of Portrait Corporation of America, Inc.’s common stock held of record.

We did not pay any dividends in fiscal 2004 or 2003. Our debt arrangements generally prohibit or restrict the payment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical consolidated financial data for and as of each of the fiscal years in the five-year period ended January 30, 2005 set forth below under the captions “Statement of Operations Data,”“Cash Flow Data,” and “Balance Sheet Data” have been derived from PCA’s consolidated financial statements. The information presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes of Portrait Corporation of America, Inc. and its subsidiaries included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to January 31, resulting in fiscal years of either 52 or 53 weeks. For example, our fiscal 2004 ended on January 30, 2005 and contained 52 weeks.

	For the Fiscal Year
	2004	2003 (13)	2002 (13)	2001 (1) (13)	2000 (13)
	(in thousands)
Statement of Operations Data:
Sales (2)	$323,553	$324,814	$296,616	$258,403	$227,470
Costs of sales	258,396	245,028	219,551	192,362	171,875
Gross profit	65,157	79,786	77,065	66,041	55,595
General and administrative expenses (3)	47,669	45,610	41,300	37,652	34,546
Amortization of intangibles	----	----	192	1,971	1,974
Income from operations	17,488	34,176	35,573	26,418	19,075
Interest expense, net	32,459	30,706	28,610	29,681	29,107
Other expense (4)	----	----	2,776	15,026	----
Early extinguishment of debt (5)	----	----	4,569	----	----
Income tax provision (benefit) (6)	14,769	2,148	(14,817)	43	(448)
Income (loss) before cumulative effect of accounting change	(29,740)	1,322	14,435	(18,332)	(9,584)
Cumulative effect of accounting change (7)	----	----	----	(1,728)	(5,990)
Net income (loss)	$(29,740)	$1,322	$14,435	$(20,060)	$(15,574)

	For the Fiscal Year
	2004	2003 (13)	2002 (13)	2001 (1) (13)	2000 (13)
	(in thousands)
Cash Flow Data:
Purchases of property and equipment	$21,382	$21,080	$17,046	$12,924	$11,316
Depreciation and amortization	12,818	11,408	10,168	9,114	9,477
Net cash provided by operating activities	24,248	17,994	30,901	12,522	5,702
Net cash used in investing activities	(22,522)	(21,066)	(17,046)	(12,924)	(9,076)
Net cash provided by (used in) financing activities	8,713	6,031	(14,598)	(963)	(298)

Other Financial Data:
Ratio of earnings to fixed charges (8)	---	1.1	---	---	---
Same studio sales percentage increase (decrease) (9)	(7.0)%	1.5%	5.2%	3.2%	6.4%

	At End of Fiscal Year
	2004	2003 (13)	2002 (13)	2001 (13)	2000 (13)
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$15,178	$4,820	$2,515	$2,870	$4,822
Working capital (deficit) (10)	(39,393)	(39,592)	(36,253)	(50,322)	(37,613)
Total assets	166,792	163,665	150,981	129,294	125,886
Total consolidated debt	245,862	229,937	217,247	217,961	214,975
Series A preferred stock	15,000	15,000	15,000	7,688	14,914
Consolidated shareholders’ deficiency	(171,041)	(141,144)	(142,793)	(179,177)	(160,872)

Studio/Store Data:
Number of permanent studios and stores:
Wal-Mart:
U.S. (11)	2,063	1,900	1,707	1,537	1,381
Canada, Mexico, Germany and U.K.	340	301	256	210	171
Other (12)	13	39	38	30	10
Total	2,416	2,240	2,001	1,777	1,562

	For the Fiscal Year
	2004	2003	2002	2001	2000
Studio/Store Opening Data:
Number of new permanent studios and stores opened:
Wal-Mart:
U.S. (11)	163	193	170	156	127
Canada, Mexico, Germany and U.K.	39	45	46	39	14
Other (12)	(26)	1	8	20	10
Total	176	239	224	215	151

_______________
Notes

(1)	fiscal year 2001 consisted of 53 weeks. (All other years presented consisted of 52 weeks.)

(2)	The following table sets forth our sales by channel:

	For the Fiscal Year
	2004	2003	2002	2001	2000
	(in thousands)
Wal-Mart	$310,253	$309,398	$279,692	$247,404	$215,557
Kmart	---	---	---	---	4,758
Other	13,300	15,416	16,924	10,999	7,155
Total	$323,553	$324,814	$296,616	$258,403	$227,470

(3)
The amounts for fiscal 2000 and fiscal 2001 include $3.2 million and $0.8 million, respectively, of expenses incurred to close our studios in Kmart stores, including severance, net of reimbursements received from Kmart for unamortized leasehold improvements in our closed studios.

(4)
Other expense in fiscal 2001 and 2002 represented the cumulative mark-to-market adjustment for the relevant fiscal year for the embedded derivative in our Series A redeemable convertible preferred stock in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended (see Note (7) below), which we adopted in fiscal 2001. In 1999, we issued to Jupiter Partners 15,000 shares of our Series A redeemable convertible preferred stock for net cash proceeds of $14.9 million. Prior to December 20, 2002, our Series A redeemable convertible preferred stock was convertible at any time and redeemable in cash on April 30, 2011 at the greater of (a) $1,000 per share or (b) the fair value of our common stock into which it is convertible, plus declared and unpaid dividends. On December 9, 2002, a special meeting of the shareholders of PCA was held and the shareholders approved modifications to the provisions of our Series A redeemable convertible preferred stock. Upon the filing of restated articles of incorporation on December 20, 2002, we modified the liquidation and redemption provisions of our Series A redeemable convertible preferred stock. As a result of these changes, we have determined the embedded derivative in our Series A redeemable convertible preferred stock no longer meets the requirements of bifurcation and separate accounting under the provisions of SFAS No. 133. See Notes (4) and (10) of our consolidated financial statements.

(5)
On June 27, 2002, PCA LLC and PCA Finance Corp., our wholly-owned subsidiaries, issued $165.0 million in senior notes due 2009. Also on June 27, 2002, PCA LLC entered into our prior senior secured credit facility, PCA LLC issued $10.0 million of senior subordinated notes, and we issued $30.0 million of senior subordinated discount notes. The net proceeds from the issuance of the senior notes, together with borrowings under our prior senior secured credit facility and the proceeds from the sale of the senior subordinated notes and the senior subordinated discount notes, were used to repay our other previously outstanding senior secured credit facility, our previously outstanding senior subordinated term loans, and related interest and fees. As a result of these extinguishments, we realized a loss on the early extinguishment of debt in fiscal 2002 of $4.6 million. This loss was comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

(6)
For fiscal 2004, 2001 and 2000, a valuation allowance was provided against deferred tax assets since we concluded it was more likely than not that such deferred tax assets would not ultimately be realized. For fiscal 2002, we concluded it was more likely than not that we would be able to utilize substantially all of the existing deferred tax assets. Therefore, substantially all of the valuation allowance in fiscal 2001 was reversed in fiscal 2002. This change in the valuation allowance generated a tax benefit and additional net income of $18.6 million in fiscal 2002 which was subsequently reversed as a charge in fiscal 2004. See Note (7) of our consolidated financial statements.

(7)
Effective for fiscal 2001, we adopted SFAS No. 133. Our Series A preferred stock contained an embedded derivative under SFAS No. 133 which required bifurcation and separate accounting. As a result, PCA recorded a cumulative effect of accounting change under SFAS No. 133 of $(1.7) million for fiscal 2001. In addition, we recorded $(15.0) million in fiscal 2001 of other expense as we marked the embedded derivative to market in accordance with SFAS No. 133. See Note (4) above. Effective for fiscal 2000, we changed our policy for recognizing revenues relating to photographic sales to be consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Revenues from photographic sales are recognized when the photographs are delivered to customers. Costs relating to portraits processed, or in process, are deferred when incurred and expensed when the photographs are delivered and the related photographic sales revenue is recognized. As a result of this change in accounting policy, we recorded a cumulative effect of accounting change of $(6.0) million in fiscal 2000. Prior to the change, sales were recognized when portraits were purchased at the time of photography and all costs incurred or to be incurred related to portraits processed or to be processed but not delivered were accrued and expensed.

(8)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of net interest expense and amortization of deferred financing costs. For fiscal 2003, earnings were sufficient to cover fixed charges by $3.5 million. However, for fiscal 2004, 2002, 2001, and 2000, earnings were insufficient to cover fixed charges by $15.0 million, $0.4 million, $18.3 million, and $10.0 million, respectively.

(9)
We consider a studio to be in our same studio sales calculation once it has been open for fifty-two weeks (i.e., in its fifty-third week). Same studio sales represent only Wal-Mart studios, both domestically and internationally. As noted in Note (7) above, we adopted SAB No. 101 in fiscal 2000.

(10)	Current assets minus current liabilities.

(11)	Includes the acquisition of one Hometown Threads® company-owned store and the opening of one Fun Factory store.

(12)	Includes the closings of 24 permanent studios in Meijer locations and 2 permanent studios in military locations.

(13)	The selected financial data has been restated to give effect to the matters discussed in Note 16 to the consolidated financial statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of Portrait Corporation of America, Inc. and subsidiaries should be read in conjunction with the historical financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 30, 2005. See “Item 8. Financial Statements and Supplementary Data.” The following discussion gives effect to the restatement discussed in Note 16 to the consolidated financial statements.

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results could differ materially from those anticipated events or results due to various factors, including, but not limited to, the risks set forth in “Item 1. Business—Risk Factors” in this Annual Report on Form 10-K. In particular, see “Item 1. Business—Risks Factors—Risks Related to Our Business—We experienced a significant downturn in our results of operations in fiscal 2004, and in fiscal 2004 we were unable to comply with certain financial covenants in our prior senior secured credit facility. We had a net loss and a deficiency of earnings to fixed charges in fiscal 2004, and we have a negative net worth,” and “—We were unable to timely file our Annual Report on Form 10-K for fiscal 2004 and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005 because of the ineffectiveness of our internal controls over financial reporting of our Mexican subsidiary. If we fail to improve and maintain the effectiveness of our internal control over financial reporting of our Mexican subsidiary, we may not be able to accurately and timely file our periodic reports and our financial condition and results of operations may be materially adversely affected.”

Description of the Company

We are a leading professional photography business primarily serving the needs of the Wal-Mart customer. As of January 30, 2005, we operated 2,401 permanent studios and modular traveling portrait studios reaching approximately 1,000 additional locations, and we are currently the sole operator of portrait studios in Wal-Mart stores. Wal-Mart is the world’s largest retailer. Consistent with Wal-Mart’s every day low price strategy, we offer our customers convenient, high quality photography services at substantially lower price points than are offered by our principal industry competitors. As of January 30, 2005, we operated 2,061 permanent studios in Wal-Mart stores in the U.S. As of January 30, 2005, we operated 226 studios in Wal-Mart Canada and 89 studios in Wal-Mart Mexico, and are testing 25 Wal-Mart locations in Germany and the U.K. In addition, we operate two non-portrait photography related concepts in Wal-Mart stores in the U.S.: Hometown Threads®, an owner and franchisor of retail stores specializing in embroidery services and the personalization of gifts, and Fun Factory, a retail store specializing in making stuffed animals, selling accessories for these stuffed animals, and hosting birthday parties. As of the end of fiscal 2004, we operated one company-owned Hometown Threads® and had 42 franchised locations. We also operated one Fun Factory location. Under the trade name PCA International, we also serve other retail channels on military bases (including Fort Bragg, and Pearl Harbor) and, through a modular traveling portrait platform, institutional channels, such as church congregations.

Selected Performance Metrics

The following table presents financial and operating data used by our management to assess performance and direct strategic initiatives to improve our performance.

	Fiscal Year (1)
	2004	2003	2002
	(dollar amounts in millions)
Financial and Operating Data:
Sales	$323.6	$324.8	$296.6
Gross profit	65.2	79.8	77.1
Income from operations	17.5	34.2	35.6
Income (loss) before taxes	(15.0)	3.5	(0.4)
Net income (loss) (2)	(29.7)	1.3	14.4

Permanent studios/stores at end of year	2,416	2,240	2,001
Change in permanent studios/stores (3)	176	239	224
Customers served (in millions)	7.3	7.3	6.7

Change over Prior Year:
Sales	(0.4)%	9.5%	14.8%
Gross profit	(18.3)%	3.5%	16.7%
Income from operations	(48.8)%	(3.9)%	34.7%
Income (loss) before taxes	(531.4)%	1,008.4%	97.9%
Net income (loss) (2)	(2,349.6)%	(90.8)%	172.0%

Permanent studios/stores	7.9%	11.9%	12.6%
New permanent studios/stores (3)	(26.4)%	6.7%	4.2%
Customers served	0.4%	9.2%	12.8%
Same studio sales percentage increase (decrease) (4)	(7.0)%	1.5%	5.2%
_______________

(1)	Our fiscal years 2004, 2003, and 2002 ended on January 30, 2005, February 1, 2004 and February 2, 2003, respectively. Each fiscal year presented consisted of 52 weeks.

(2)
For fiscal 2004, a valuation allowance was provided against deferred tax assets since we concluded it was more likely than not that such deferred tax assets would not ultimately be realized. See Note (7) of our consolidated financial statements.

(3)
In fiscal 2004, we opened 200 new permanent studios and 1 Fun Factory store and acquired 1 Hometown Threads® company-owned store in Wal-Mart stores worldwide. However, we closed 24 permanent studios in Meijer stores and 2 permanent studios in military locations during fiscal 2004.

(4)
We consider a studio to be in our same studio sales calculation once it has been open for fifty-two weeks (i.e., in its fifty-third week). Same studio sales represent Wal-Mart studios, both domestically and internationally, as such calculation is not significant for our non-Wal-Mart-based business.

Executive Summary

Financial Results

Our Company experienced many challenges in fiscal 2004. For the first time since fiscal 2000, our year over year consolidated sales decreased, from $324.8 million in fiscal 2003 to $323.6 million in fiscal 2004. Our weak performance in fiscal 2004 is primarily attributable to lower customer traffic and lower average order size per customer, both of which resulted in declining same studio performance. Our year over year same studio sales in our Wal-Mart permanent studios declined 7.0% in fiscal 2004, compared to an increase of 1.5% in fiscal 2003 and 5.2% in fiscal 2002.

Beginning in the summer of 2004 and continuing throughout fiscal 2004, macro-economic factors such as escalating gasoline prices and rising interest rates began to have a noticeable negative impact on the amount of disposable income of Wal-Mart’s target customer base, which led to a reduction in customer traffic and average order size in our studios.

To a lesser extent, our fiscal 2004 results were also negatively impacted by a change in the pricing of our photo packages. We lowered our opening price point in our first fiscal quarter in select markets, which subsequently resulted in higher traffic in promotion stores in the first two fiscal quarters but lower average order size throughout fiscal 2004.

Primarily as a result of weaker same studio sales attributable to both macro-economic factors and pricing decisions specific to our Company, we saw our income from operations decrease from $34.2 million in fiscal 2003 to $17.5 million in fiscal 2004.

In order to proactively address the negative same studio sales in our Wal-Mart permanent studios, our management team has implemented several initiatives since the beginning of fiscal 2005 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer as well as customer traffic. Examples of these initiatives include increased external recruiting of field operations management, instituting a new bonus program for our field associates, launching new marketing initiatives, re-implementing the successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003, re-introducing a mid-tier price point in our package offers to improve the customer experience and to encourage customer trade ups, and increasing our opening price point. While we believe that these initiatives will result in higher customer traffic and increases in average order size, there can be no assurance this will actually occur.

Amendment to Prior Senior Secured Credit Facility

As of October 31, 2004, the end of our fiscal third quarter, we were not in compliance with certain financial covenants contained in our prior senior secured credit facility agreement. We subsequently amended this agreement with our lenders on December 14, 2004, and obtained waivers of these covenants from October 31, 2004 through January 31, 2005. On February 4, 2005, we and our lenders executed another amendment effective as of January 31, 2005 that reset certain financial covenants through January 29, 2006.

Issues Regarding Our Key Supplier

During fiscal 2004, we were unable to meet the payment terms of AgfaPhoto USA Corporation, our key supplier of photographic film, paper, and processing chemistry. We have negotiated payment terms with AgfaPhoto USA Corporation that extend the payment date for our outstanding payables (including interest which had been accrued at an annualized rate of 6%) as of June 15, 2005 until June 15, 2006 and we have agreed to pay for products purchased from AgfaPhoto USA Corporation on or after June 15, 2005 at or prior to their delivery. We are seeking to enter into a revised supply contract with AgfaPhoto USA Corporation within the next few months. However, there is no assurance that we will be able to do so.

Additionally, on May 27, 2005, AgfaPhoto USA Corporation’s German parent company, AgfaPhoto GmbH, filed a petition for insolvency. While we have been informed that AgfaPhoto USA Corporation has sufficient funding to continue its normal operations in the foreseeable future, if AgfaPhoto USA Corporation becomes unable to continue to provide supplies to us under our current contract, we will need to obtain an alternative source of supplies. If we enter into an agreement with an alternative supplier at less desirable terms than the terms of our agreement with AgfaPhoto USA Corporation, we may be required to raise additional equity and/or debt financing.

Going Concern with Respect to Operating Subsidiary

Our independent registered public accounting firm, Deloitte & Touche LLP, issued a report dated June 24, 2005 which expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about our operating subsidiary’s and its subsidiaries’ ability to continue as a going concern in connection with their audit of PCA LLC’s consolidated financial statements for the fiscal year ended January 30, 2005.

We anticipate, based on our currently proposed plans and assumptions, that the additional liquidity we have obtained from the issuance of senior secured notes together with our new senior secured revolving credit facility and our new letters of credit facility and our obtaining waivers of existing defaults under our debt agreements, all of which occurred subsequent to the report issued in connection with PCA LLC’s consolidated financial statements for the fiscal year ended January 30, 2005, will be sufficient to satisfy our cash requirements in fiscal 2005. See further discussion in “—Liquidity and Capital Resources—Liquidity” located herein.

Suspected Fraudulent Activities by Former Employees at Our Mexican Subsidiary

During fiscal 2004, we became aware of a tax claim for amounts due to SAT, the Mexican tax authority, from our Mexican subsidiary. The amounts alleged due to SAT consisted of $1.4 million for the fiscal years 1997 and 1998 and approximately $0.1 million for January through June of 2000. As a result of our delinquency in paying these amounts, fines, penalties and interest of $4.5 million were added by SAT to the outstanding claim. We conducted a preliminary investigation of this matter and subsequently engaged law firms in Mexico and the U.S. to assist in negotiating a settlement with SAT and an independent accounting firm (other than our independent registered public accounting firm) to perform forensic accounting work. We recorded a $1.5 million charge in the third quarter of fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

As a result of our investigation, we dismissed several employees who we suspect may have been engaged in fraudulent activities and hired new employees to replace those employees. The uncertainty of the impact of these activities on our financial reporting and other disclosures is one reason we did not file our Annual Report on Form 10-K for the 2004 fiscal year and our quarterly report on Form 10-Q for the first quarter of fiscal 2005 on time. See “—Late Filing of Form 10-K and Form 10-Q” herein.

As a result of our internal investigation, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter of fiscal 2004 by our Mexico accounting department. As a result, we concluded that certain adjustments were required to restate our historical financial statements. Such adjustments have been reflected as a restatement in our annual financial statements filed herein as of and for the years ended February 1, 2004 and February 2, 2003. We are also implementing a process through which we will review and validate the controls and procedures in place, including but not limited to approval of expenses, treasury management policies for cash handling, and review of bank reconciliations and tax filings. This process will be performed by U.S.-based personnel in conjunction with our Mexican operations senior management team.

Late Filing of Form 10-K and Form 10-Q

On May 3, 2005, we filed a Form 8-K regarding the issuance of a press release disclosing we had filed Form 12b-25, Notification of Late Filing, in conjunction with our Annual Report on Form 10-K, which was due on May 2, 2005 for the fiscal year ended January 30, 2005. On June 16, 2005, we filed a Form 8-K regarding the issuance of a press release disclosing we had filed Form 12b-25, Notification of Late Filing, in conjunction with our Quarterly Report on Form 10-Q, which was due on June 15, 2005 for the fiscal quarter ended May 1, 2005. We were unable to timely file our 10-K for fiscal 2004 and our 10-Q for the first quarter of fiscal 2005 because we were engaged in an investigation of the suspected fraudulent activities of the former employees of our Mexican subsidiary described above. As previously discussed, we have restated our consolidated financial statements as a result of the impact of these activities. In addition, we chose to delay the filings while we continued discussions to obtain financing necessary to provide the amount of liquidity which we will require for operating purposes during fiscal 2005. We intend to file our 10-Q for the first quarter of fiscal 2005 subsequent to the filing of this Annual Report on Form 10-K. We believe the recent offering of senior secured notes, our new senior secured revolving credit facility, our new letters of credit facility and our obtaining waivers of existing defaults under our debt agreements are adequate to provide the liquidity which we believe we will require for operating purposes during fiscal 2005.

Classification of Long Term Indebtedness

    Portrait Corporation of America, Inc. and its wholly-owned subsidiary, PCA LLC, were in default of covenants contained in our senior subordinated notes, senior subordinated discount notes and prior senior secured credit facility requiring the delivery of our audited financial statements, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, within 90 days after the end of each fiscal year. We received waivers of these defaults from the holders of the senior subordinated notes and the senior subordinated discount notes. The lenders under our prior senior secured credit facility agreed to forebear from exercising remedies in respect of such default until July 15, 2005 provided there were no other defaults within such forbearance period that would cause such forbearance period to end sooner than July 15, 2005.

Portrait Corporation of America, Inc. and PCA LLC were also in default of the covenant contained in the senior subordinated notes, senior subordinated discount notes and senior notes that requires us to timely comply with all filing requirements of the SEC. We did not timely file our Annual Report on Form 10-K for the fiscal year ended January 30, 2005. We received waivers of these defaults from the holders of the senior subordinated notes and the senior subordinated discount notes. We would have had a period of 60 days following notice from either the trustee of the senior notes or the holders of 25% of the principal amount of the senior notes to cure this default. No such notice was received.

Each of the senior notes, the senior subordinated discount notes and the senior subordinated notes contain, and the prior senior secured credit facility contained, cross-default provisions triggered, among other things, in the event the agent, trustee, or holders, as applicable, exercise their rights to accelerate the due date of principal and interest under any one of such notes or credit facility.

As a result of the defaults under the respective agreements, PCA LLC classified the entire outstanding balances under the prior senior secured credit facility, senior notes and the senior subordinated notes as current liabilities on its consolidated balance sheet as of January 30, 2005 that was included in Portrait Corporation of America, Inc.’s current report on Form 8-K filed on June 27, 2005. As of January 30, 2005, the total amount of such indebtedness that was classified as current liabilities in PCA LLC’s consolidated balance sheet was $201.9 million. The defaults under our various debt instruments were resolved as a result of our repayment in full of amounts outstanding under our prior senior secured credit facility on July 15, 2005, our receipt of waivers from the holders of the senior subordinated notes and the senior subordinated discount notes and our filing of this Annual Report on Form 10-K, and such indebtedness was not required to be classified as current liabilities in the consolidated financial statements of Portrait Corporation of America, Inc. included in this Annual Report on Form 10-K. See “—Recent Financing Transactions” below.

Amendments to the Senior Subordinated Notes and the Senior Subordinated Discount Notes

In connection with the aforementioned waivers, we executed amendments to our senior subordinated notes and senior subordinated discount notes with the holders thereof. The amendments provided for the following:

(i) an extension of the date by which we must deliver our audited consolidated financial statements for the fiscal year ended January 30, 2005 to the holders of the senior subordinated discount notes without a report which expresses an unqualified opinion that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, (of which the failure to deliver would also result in an event of default under the senior subordinated notes);

(ii) additional limitations on the amount of senior indebtedness PCA LLC and its subsidiaries may incur under the senior subordinated notes and the senior subordinated discount notes; and

(iii) a prohibition on our ability to incur indebtedness or provide guarantees that (a) are not subordinated in right of payment to the senior subordinated notes or the guarantees provided by the guarantors under the senior subordinated notes, other than indebtedness incurred pursuant to the senior secured notes and the new senior secured revolving credit facility, or any refinancing thereof or (b) rank pari passu with the senior subordinated notes, other than indebtedness incurred pursuant to the new letters of credit facility or any refinancing thereof.

Recent Financing Transactions

On July 15, 2005, we issued $50.0 million aggregate principal amount of senior secured notes due 2009 and simultaneously entered into a new four-year $10.0 million senior secured revolving credit facility and a new four-year $20.0 million letters of credit facility. The new letters of credit facility and the new senior secured revolving credit facility are contained in our new credit agreement. We used $32.5 million of the net proceeds of the senior secured notes offering to fully repay our prior senior secured credit facility, $9.8 million was placed in escrow to satisfy our interest payment due on August 1, 2005 relating to our obligations under our senior notes, $3.9 million was used to pay fees and expenses related to the issuance of our senior secured notes and the remaining $3.8 million will be used for working capital. We anticipate, based on our currently proposed plans and assumptions, that the net proceeds from the issuance of our senior secured notes together with the additional liquidity provided under our new senior secured revolving credit facility and our new letters of credit facility and our obtaining waivers of existing defaults under our debt agreements will be sufficient to satisfy our cash requirements in fiscal 2005.

Non-Portrait Photography-Related Specialty Retail Concepts

During fiscal 2004, for the first time we began operating non-portrait photography related specialty retail concepts in U.S. Wal-Mart stores. In October 2004, we acquired the assets and certain liabilities of Hometown Threads®, an operator and franchisor of retail stores specializing in embroidery services and the personalization of gifts. At the end of fiscal 2004, we operated one company-owned store and had 42 franchised locations. In October 2004, we opened our first Fun Factory, a retail store specializing in making stuffed animals, selling clothing accessories for these stuffed animals, and hosting birthday parties. We opened our second Fun Factory in March 2005.

Sales and Expenses

Our sales are derived from the sale of portrait photography and ancillary portrait photography products. In fiscal 2004, 95.9% of our total sales were generated in Wal-Mart portrait studios. All such sales are recognized at the time of delivery to the customers. We collect approximately 60% of a customer’s order at the time of photography and the remaining balance is due at the time of delivery. Our policy is to collect, at a minimum, the full price of our advertised special, 50% of the price of the customer’s custom portrait order, 100% of the price of canvas and 16x20 portraits and 100% of the price of all other ancillary items purchased. Because of the retail nature of our services, our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth quarter (typically late October/early November through late January/early February) generally produces a large percentage of annual sales and operating income. The fourth quarter in fiscal 2004 and 2003 accounted for approximately 33% of our annual sales and approximately 101% and 67%, respectively, of our annual operating income. We believe such seasonal trends will continue for the foreseeable future. Our operations can be adversely affected by inclement weather, especially during the important fourth quarter.

Costs of sales include manufacturing costs (including depreciation) related to the production of portraits including photographic film, paper, processing chemistry and direct labor; salaries, benefits and related overhead (including depreciation) for photography services and sales; fees paid to our host environments; and other miscellaneous selling expenses. General and administrative expenses include salaries, benefits (including life and health and workers’ compensation expense) and related overhead (including depreciation) associated with corporate and field management functions and support services.

Statement of Operations - By Percentage of Sales

The following table presents certain consolidated statement of operations information stated as a percentage of total sales. Certain columns may not add due to rounding.

	Fiscal Year
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales	79.9	75.4	74.0
Gross profit	20.1	24.6	26.0
General and administrative	14.7	14.0	13.9
Amortization of intangibles	---	---	0.1
Income from operations	5.4	10.5	12.0
Interest expense, net	(10.0)	(9.5)	(9.6)
Other expense	---	---	(0.9)
Early extinguishment of debt	---	---	(1.5)
Income (loss) before income taxes	(4.6)	1.1	(0.1)
Income tax (provision) benefit	(4.6)	(0.7)	5.0
Net income (loss)	(9.2)%	0.4%	4.9%

Results of Operations

2004 Fiscal Year Compared With 2003 Fiscal Year.

Sales for fiscal 2004 decreased 0.4%, or $1.3 million, to $323.6 million from $324.8 million in fiscal 2003. The decrease in total sales was a result of the following:

Attributable to	Amount (in millions)
7.0% decrease in same studio sales in Wal-Mart permanent portrait studios	$(20.2)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	24.9
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(4.3)
Total increase attributable to our Wal-Mart portrait photography business	0.4
Increase in other retail businesses	0.3
Decrease in sales in institutional segment as a result of a decrease in photography sessions in churches	(2.0)
Total decrease in sales	$(1.3)

Gross profit for fiscal 2004 decreased 18.3 to $65.2 million from $79.8 million in fiscal 2003. Gross profit as a percentage of sales was 20.1% and 24.6% in fiscal 2004 and fiscal 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

Attributable to	%
Increase in retail photography labor, general studio supplies, freight costs for portraits and supplies and distribution costs as a percentage of sales due to decrease in same studio sales	(3.2)%
Increase in life and health insurance costs for retail employees	(0.3)
Change in our product mix	(0.7)
Increase in depreciation expense due to studio expansion	(0.4)
Other	0.1
Total decrease in gross profit percentage	(4.5)%

Given the rising costs related to providing healthcare, we expect to see a continuation of life and health insurance costs increasing as a percentage of sales. The decrease in our gross profit percentage attributable to the change in product mix is a result of favorable customer acceptance of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If customer acceptance of these new product offerings continues to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit percentage.

General and administrative expenses for fiscal 2004 increased 4.5%, or $2.1 million, to $47.7 million from $45.6 million in fiscal 2003. General and administrative expenses as a percentage of sales were 14.7% and 14.0% for fiscal 2004 and 2003, respectively. The increase in total general and administrative expenses was a result of the following:

Attributable to	Amount (in millions)
Increase in professional services primarily related to our Sarbanes-Oxley effort, legal services and audit fees	$2.3
Decrease in workers’ compensation expense and general casualty insurance expense primarily due to elevated charges experienced in fiscal 2003	(1.8)
Reduction in expense related to termination of benefit plan for certain retired employees	(1.1)
Increase in foreign currency transaction gain	(0.3)
Management’s estimate of settlement of outstanding tax claims due to Mexican tax authority from our Mexican subsidiary as the result of suspected fraudulent activities conducted by Mexican employees	1.5
Other increases related to Mexican subsidiary	0.7
Loss on disposal of property, plant and equipment	0.6
Other	0.2
Total increase in general and administrative expenses	$2.1

Income from operations for fiscal 2004 decreased 48.8% to $17.5 million from $34.2 million in fiscal 2003. Income from operations as a percentage of sales decreased to 5.4% in fiscal 2004 from 10.5% in fiscal 2003. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for fiscal 2004 increased 5.7%, or $1.8 million, to $32.5 million from $30.7 million in fiscal 2003 as a result of the following:

Attributable to	Amount (in millions)
Increase from senior subordinated discount notes issued in June 2002	$1.0
Increase from supplier provided financing	0.3
Increase from prior senior secured credit facility entered into June 2002	0.5
Total increase in interest expense	$1.8

The weighted average interest rate on our outstanding debt was 12.0% in fiscal 2004 as compared to 11.8% in fiscal 2003.

Our income tax provision was $14.8 million in fiscal 2004 compared to $2.1 million in fiscal 2003. In fiscal 2004 and prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because we determined it was more likely than not that such assets would not ultimately be realized. In fiscal 2002, we determined it was more likely than not that substantially all of such assets would be realized. At the end of fiscal 2004, we had federal net operating loss carryforwards of approximately $33 million expiring in various amounts from 2010 through 2025. Additionally, we had minimum tax credit carryforwards with indefinite expiration of approximately $1 million.

Net loss was $29.7 million in fiscal 2004 compared to net income of $1.3 million in fiscal 2003. The change in net income (loss) is a result of the net effect of changes in operating income, interest expense, and income taxes described above.

2003 Fiscal Year Compared With 2002 Fiscal Year.

Sales for fiscal 2003 increased 9.5%, or $28.2 million, to $324.8 million from $296.6 million in fiscal 2002. The increase in total sales was a result of the following:

Attributable to	Amount (in millions)
1.5% increase in same studio sales in Wal-Mart permanent portrait studios	$3.8
Wal-Mart permanent portrait studios not yet included in the same studio sales base	28.2
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(2.3)
Total increase attributable to our Wal-Mart business	29.7
Increase in other retail businesses	0.3
Decrease in sales in institutional portraiture as a result of a decrease in photography sessions in churches and schools	(1.8)
Total increase in sales	$28.2

Gross profit for fiscal 2003 increased 3.5% to $79.8 million from $77.1 million in fiscal 2002. Gross profit as a percentage of sales was 24.6% and 26.0% in fiscal 2003 and fiscal 2002, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

Attributable to	%
Increase in workers’ compensation expense pertaining to retail employees	(0.1)%
Increase in life and health insurance costs for retail employees	(0.4)
Change in our product mix	(0.3)
Increase in depreciation expense due to studio expansion	(0.2)
Lower of cost or market write-down of inventory pertaining to low-priced portrait packages	(0.1)
Other	(0.3)
Total decrease in gross profit percentage	(1.4)%

Given the rising costs related to providing healthcare, we expect to see a continuation of life and health insurance costs increasing as a percentage of sales. The decrease in our gross profit percentage attributable to the change in product mix is a result of favorable customer acceptance of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If customer acceptance of these new product offerings continues to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit percentage.

General and administrative expenses for fiscal 2003 increased 10.4%, or $4.3 million, to $45.6 million from $41.3 million in fiscal 2002. General and administrative expenses as a percentage of sales were 14.0% and 13.9% for fiscal 2003 and 2002, respectively. The increase in total general and administrative expenses was a result of the following:

Attributable to	Amount (in millions)
Increase in expenses related to 1995 to 2000 plan years administered by insolvent workers’ compensation/general casualty carrier	$1.7
Increase in expenses related to 2000 to 2003 plan years administered by second insolvent workers’ compensation/general casualty carrier	0.8
Increase in expenses related 2003 plan year administered by workers’ compensation/general casualty carrier who discontinued operations in North America	0.3
Total expenses related to insolvent and discontinued workers’ compensation/general casualty carriers	2.8
Increase in other general liability insurance expense	0.4
Loss on disposals of property and equipment	0.5
Increase in payroll cost	1.6
Stock option compensation expense as a result of adopting SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”	0.1
Other decreases related to Mexico subsidiary	(0.7)
Other decreases in general and administrative expenses	(0.4)
Total increase in general and administrative expenses	$4.3

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

Income from operations for fiscal 2003 decreased 3.9% to $34.2 million from $35.6 million in fiscal 2002. Income from operations as a percentage of sales decreased to 10.5% in fiscal 2003 from 12.0% in fiscal 2002. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for fiscal 2003 increased 7.3%, or $2.1 million, to $30.7 million from $28.6 million in fiscal 2002 as a result of the following:

Attributable to	Amount (in millions)
Increase from senior notes issued in June 2002	$8.0
Increase from senior subordinated discount notes issued in June 2002	2.8
Increase from prior senior secured credit facility entered into June 2002	0.3
Decrease from senior term loans retired in June 2002	(2.5)
Decrease from senior subordinated debt retired in June 2002	(6.5)
Total increase in interest expense	$2.1

The weighted average interest rate on our outstanding debt was 11.8% in fiscal 2003 as compared to 11.9% in fiscal 2002.

Other expense was $0 in fiscal 2003 as compared to $2.8 million in fiscal 2002. Other expense represents the mark-to-market adjustment for the embedded derivative in our Series A redeemable convertible preferred stock, which met the criteria for bifurcation and separate accounting under SFAS No. 133, which we adopted in fiscal 2001. The embedded derivative value was computed based on several factors including the underlying value of our common stock at a point in time. In December 2002, our shareholders approved modifications to the terms of our Series A redeemable convertible preferred stock, and we have determined, based on these modified terms, the embedded derivative no longer meets the requirements for bifurcation and separate accounting. Therefore, we do not anticipate future mark-to-market adjustments related to this derivative.

In June 2002, we retired $218.4 million of senior and senior subordinated debt resulting in a loss on early extinguishment of debt of $4.6 million relating to the write-off of deferred financing costs ($10.2 million) less the write-off of accrued interest on retired increasing rate debt ($5.6 million).

Our income tax provision was $2.1 million in fiscal 2003 compared to a $14.8 million income tax benefit in fiscal 2002. Prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because we determined it was more likely than not that such assets would not ultimately be realized. In fiscal 2002, we determined it was more likely than not that substantially all of such assets would be realized.

Net income decreased to $1.3 million in fiscal 2003 from $14.4 million in fiscal 2002. The decrease in net income is a result of the net effect of changes in operating income, net interest expense, other expense, early extinguishment of debt and income taxes described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our new $10.0 million senior secured revolving credit facility and supported by our new $20.0 million letters of credit facility. Our principal uses of cash are interest payments on our debt, capital expenditures and seasonal working capital. During fiscal 2004, we used $21.4 million in cash on purchases of property and equipment compared to $21.1 million used during fiscal 2003. During fiscal 2004, we also used $1.1 million on the acquisition of certain assets and liabilities of Hometown Threads®. Our working capital deficit increased to $39.4 million as of January 30, 2005 from $39.6 million as of February 1, 2004. As of July 15, 2005, we had no borrowings under our new senior secured revolving credit facility. As of July 15, 2005, there was $10.0 million borrowing availability under our new senior secured revolving credit facility.

As of October 31, 2004, the end of our fiscal third quarter, we were not in compliance with certain financial covenants contained in the agreement for our prior senior secured credit facility. We subsequently amended this agreement with our lenders on December 14, 2004, and obtained waivers of these covenants from October 31, 2004 through January 31, 2005. On February 4, 2005, we and our lenders executed another amendment effective as of January 31, 2005 that reset certain financial covenants through January 29, 2006.

During fiscal 2004, we were also unable to meet the payment terms of AgfaPhoto USA Corporation, our key supplier of photographic film, paper, and processing chemistry. We have negotiated payment terms with AgfaPhoto USA Corporation that extend the payment date for our outstanding payables (including interest which had been accrued at an annualized rate of 6%) as of June 15, 2005 until June 15, 2006 and we have agreed to pay for products purchased from AgfaPhoto USA Corporation on or after June 15, 2005 at or prior to their delivery. We are seeking to enter into a revised supply contract with AgfaPhoto USA Corporation within the next few months. However, there is no assurance that we will be able to do so.

Additionally, on May 27, 2005, AgfaPhoto USA Corporation’s German parent company, AgfaPhoto GmbH, filed a petition for insolvency. While we have been informed that AgfaPhoto USA Corporation has sufficient funding to continue its normal operations in the foreseeable future, if AgfaPhoto USA Corporation becomes unable to continue to provide supplies to us under our current contract, we will need to obtain an alternative source of supplies. If we enter into an agreement with an alternative supplier at less desirable terms than the terms of our agreement with AgfaPhoto USA Corporation, we may be required to raise additional equity and/or debt financing.

On July 15, 2005, we issued $50.0 million aggregate principal amount of senior secured notes due 2009 and simultaneously entered into a new four-year $10.0 million senior secured revolving credit facility and a new four-year $20.0 million letters of credit facility. The new letters of credit facility and the new senior secured revolving credit facility are contained in our new credit agreement. We used $32.5 million of the net proceeds of our senior secured notes offering to fully repay our prior senior secured credit facility, $9.8 million was placed in escrow to satisfy our interest payment due on August 1, 2005 relating to our obligations under our senior notes, $3.9 million was used to pay fees and expenses related to the issuance of our senior secured notes, and the remaining $3.8 million will be used for working capital. We anticipate, based on our currently proposed plans and assumptions, that the net proceeds from the issuance of our senior secured notes together with the additional liquidity provided under our new senior secured revolving credit facility and our new letters of credit facility and our obtaining waivers of existing defaults under our debt agreements will be sufficient to satisfy our cash requirements in fiscal 2005.

Our funding needs for fiscal 2005 depend on many factors, including our ability to successfully implement measures to improve our performance. In order to proactively address the negative same studio sales in our Wal-Mart permanent studios, our management team has implemented several initiatives since the beginning of fiscal 2005 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer as well as customer traffic. Examples of these initiatives include increased external recruiting of field operations management, instituting a new bonus program for our field associates, launching new marketing initiatives, re-implementing the successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003, re-introducing a mid-tier price point in our package offers to improve the customer experience and to encourage customer trade ups, and increasing our opening price point. Nonetheless, there is no assurance these measures will be successful and we may require additional capital to meet our operating needs.

Our estimates of our fiscal 2005 funding needs assume a continuation of our studio openings in Wal-Mart, further evaluation of other specialty retail concepts in Wal-Mart retail locations and the return of positive same store sales to our business. We will continue to monitor our sales, financial results and our liquidity position and, if necessary, will execute further actions to mitigate our concerns with regard to our liquidity position including, but not limited to, further reductions in general and administrative expenses and capital expenditures.

In the event that our business plans change or the assumptions used to predict our funding needs change or prove inaccurate, we may be required to seek additional financing. In particular, during fiscal 2006 we will be required to pay $20.7 million of interest bearing extended vendor payables, which obligation has not been included in our funding need estimates for fiscal 2005. We have no current arrangements with respect to sources of additional financing and our failure to improve our results of operations will likely make it more difficult and expensive for us to raise additional capital that may be necessary to continue our operations. The covenants in our new senior secured revolving credit facility and instruments governing our other debt, including the indenture governing the senior secured notes, limit our ability to incur more debt.

Our ability to borrow under our new senior secured revolving credit facility and to use our new letters of credit facility depends on our ability to meet the lenders’ borrowing conditions at the relevant times. The new senior secured revolving credit facility provides for limitations on borrowings based on 125% of PCA LLC’s consolidated trailing twelve months earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”), less any letters of credit outstanding under the new letters of credit facility. Revolving loans under the new senior secured revolving credit facility, at our option, bear interest payable on a monthly basis at either:

- a rate equal to the prime rate announced by Wells Fargo Foothill, Inc. from time to time plus a margin to be determined within a range between 1.75% and 3.00% (which is fixed at 5.00% until July 30, 2006), based on our consolidated trailing twelve months EBITDA; or

- a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin to be determined within a range between 3.75% and 5.00% (which is fixed at 5.00% until July 30, 2006), based on our consolidated trailing twelve months EBITDA;

provided that at no time will any portion of indebtedness owing under the new senior secured revolving credit facility bear interest at a per annum rate of less than 6.00%. The new senior secured revolving credit facility contains customary negative covenants that limit or restrict, among other things, subject to certain exceptions, the incurrence of indebtedness, the creation of liens, mergers, consolidations, transactions with affiliates, amendments to material agreements, investments, dividends and asset sales by PCA LLC and its subsidiaries. PCA LLC is subject to customary financial covenants under the terms of the new senior secured revolving credit facility, including a fixed charge coverage ratio requirement. The new senior secured revolving credit facility includes customary affirmative covenants, reporting requirements and events of default.

In connection with issuances of letters of credit under the new letters of credit facility, PCA LLC is required to pay a letter of credit fee equal to an amount to be determined based on our consolidated trailing twelve months EBITDA within a range between 3.75% and 5.00% (which is fixed at 5.00% until July 30, 2006) per annum times the undrawn amount of all outstanding letters of credit. The new letters of credit facility contains customary negative covenants that limit or restrict, among other things, subject to certain exceptions, the incurrence of indebtedness, the creation of liens, mergers, consolidations, transactions with affiliates, amendments to material agreements, investments, dividends and asset sales by PCA LLC and its subsidiaries. PCA LLC is subject to customary financial covenants under the terms of the new letters of credit facility, including a fixed charge coverage ratio requirement. The new letters of credit facility includes customary affirmative covenants, reporting requirements and events of default.

PCA LLC and certain of its domestic subsidiaries are borrowers under the new senior secured revolving credit facility and new letters of credit facility. The new senior secured revolving credit facility and new letters of credit facility are guaranteed by Portrait Corporation of America, Inc. and all domestic subsidiaries of PCA LLC that are not borrowers. Our obligations under the new senior secured revolving credit facility and new letters of credit facility are collateralized by a first-priority security interest in all of our now owned or hereafter acquired property and assets, subject to certain exceptions, on a ratable basis between the two facilities. The lenders under the new senior secured revolving credit facility and new letters of credit facility have full cash dominion over our deposit accounts to which our customers remit payment.

The senior secured notes bear interest at an annual rate of 14% and mature on June 1, 2009. The senior secured notes are guaranteed on a senior secured basis by Portrait Corporation of America, Inc. and all domestic subsidiaries of PCA LLC. The senior secured notes and the guarantees thereof are secured by a security interest in substantially all of the guarantors’ existing and future personal property assets (other than certain excluded assets), which security interest is contractually subordinated to the security interest on the collateral securing the new senior secured revolving credit facility and new letters of credit facility. PCA LLC and PCA Finance Corp. may redeem the senior secured notes, in whole or in part, prior to December 1, 2006 at a make-whole premium and after December 1, 2006 at specified offering prices. The senior secured notes contain covenants and other restrictions that restrict our ability to engage in certain activities.

On June 27, 2002, Portrait Corporation of America, Inc. issued $30.0 million of senior subordinated discount notes. The senior subordinated discount notes are subordinated to the guarantee of our new senior secured revolving credit facility, our new letters of credit facility, our senior secured notes and our senior notes by Portrait Corporation of America, Inc. The senior subordinated discount notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the senior subordinated discount notes semiannually, in arrears. As of January 30, 2005, $14.6 million had been added to the outstanding principal amount. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. We must repay in full all amounts outstanding under the senior subordinated discount notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The senior subordinated discount notes contain covenants and other restrictions that restrict our ability to engage in certain activities.

On June 27, 2002, PCA LLC issued $10.0 million of senior subordinated notes. The senior subordinated notes are subordinated to our new senior secured revolving credit facility, our new letters of credit facility, our senior secured notes and our senior notes and are guaranteed by Portrait Corporation of America, Inc. and all of PCA LLC’s domestic subsidiaries. The senior subordinated notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. We must repay in full all amounts outstanding under the senior subordinated notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The senior subordinated notes contain covenants and other restrictions that restrict our ability to engage in certain activities.

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

We will need to refinance our $50.0 million senior secured notes by 2009, our new senior secured revolving credit facility by 2009, our new letters of credit facility by 2009, our $165.0 million of senior notes by 2009, and our $30.0 million of senior subordinated discount notes and our $10.0 million of senior subordinated notes by 2010. We do not expect to generate sufficient cash flow from future operations to repay these obligations and will need to obtain additional financing to do so.

We entered into our prior senior secured credit facility on June 27, 2002, which allowed PCA LLC to borrow up to $50.0 million of which $25.0 million was allowed to be letters of credit. Outstanding revolving loans under this credit facility bore interest at a rate equal to LIBOR plus 3.5% or, at PCA LLC’s option, an alternate base rate (which was the higher of (i) the Bank of America, N.A. prime rate and (ii) the Federal Funds rate plus 0.50%) plus 2.5%. PCA LLC was able to prepay loans and reduce the amounts available to PCA LLC at any time by giving prior notice without premium or penalty. PCA LLC was required to prepay loans with 100% of the net cash proceeds of all asset sales by us and our subsidiaries (subject to certain restrictions), 100% of the net cash proceeds from the issuance of debt (subject to certain restrictions), and 100% of the net cash proceeds from the issuance of equity by us and/or any of our subsidiaries, provided that such net cash proceeds were permitted to be applied to prepay up to 35% of the outstanding senior notes. In addition, PCA LLC was subject to mandatory prepayment obligations so that from December 15, 2002 through January 15, 2003 the aggregate principal amount of loans outstanding would not exceed $20.0 million, from December 15, 2003 through January 15, 2004 the aggregate principal amount of loans outstanding would not exceed $15.0 million, and from December 15 through January 15 of each year thereafter the aggregate principal amount of loans outstanding would not exceed $10.0 million. On February 4, 2005, the lenders under PCA LLC’s prior senior secured credit facility and PCA LLC executed an additional amendment to the prior senior secured credit facility agreement, effective as of January 31, 2005. Pursuant to this amendment, all defaults under the agreement caused by our failure to meet certain financial covenants with respect to the period ended October 31, 2004 were waived and certain terms of the agreement were permanently amended, effective January 31, 2005, including certain financial covenants, the interest rate setting mechanism, the mandatory prepayment requirements and other provisions. The mandatory prepayment provisions were modified such that the aggregate principal amount of loans outstanding were not to exceed $15.0 million from December 15, 2005 to January 15, 2006 and from December 15, 2006 to January 15, 2007.

Seasonality. Due to the seasonality of our operations, cash is generally consumed during the first three quarters and generated during the fourth quarter. During the Christmas season, which falls in our fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.

Purchases of Property and Equipment. Purchases of property and equipment were $21.4 million in fiscal 2004, $21.1 million in fiscal 2003, and $17.0 million in fiscal 2002. Purchases of property and equipment were principally for equipment and leasehold improvements in new permanent studios, as well as for expenditures for the upgrade of certain processing equipment in our two laboratory and processing facilities, and new computing equipment in our corporate office. Purchases of property and equipment in fiscal 2004, 2003, and 2002 were financed from operations in addition to borrowings under our credit facilities. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $15 million in purchases of property and equipment in fiscal 2005 and anticipate these purchases will be funded by operating cash flow, net proceeds from the issuance of our senior secured notes and borrowings under our new senior secured revolving credit facility, if needed.

Net Cash Provided by/Used in Operating Activities. Net cash provided by operating activities was $24.2 million, $18.0 million, and $30.9 million in fiscal 2004, 2003, and 2002, respectively. The increase in cash provided by operating activities of $6.3 million in fiscal 2004 was due to the following:

Changes Attributable to	Amount (in millions)
Net loss	$(31.1)
Trade accounts payable	15.4
Deferred income taxes	11.6
Other current accrued liabilities	3.6
Other noncurrent accrued liabilities	(2.7)
Inventories	2.5
Accrued interest	2.1
Prepaid expenses and other assets	1.5
Depreciation and amortization	1.4
Loss on disposal	0.6
Paid-in-kind interest	1.0
Accounts receivable	0.6
Other	(0.2)
Total increase in cash provided by operating activities	$6.3

The decrease in cash provided by operating activities of $12.9 million in fiscal 2003 was due to the following:

Changes Attributable to	Amount (in millions)
Net income	$(13.1)
Trade accounts payable	(5.3)
Accrued interest	(9.7)
Other current accrued liabilities	0.2
Other noncurrent accrued liabilities	2.6
Inventories	0.5
Prepaid expenses and other assets	(1.5)
Depreciation and amortization	1.2
Paid-in-kind interest	1.4
Change in fair value of derivative instruments	(2.8)
Early extinguishment of debt	(4.6)
Provision for deferred income taxes	17.2
Loss on disposal of property and equipment	0.7
Amortization of deferred financing costs	(0.5)
Interest expense—effective interest method	0.5
Amortization of debt discounts	0.2
Other	0.1
Total decrease in cash provided by operating activities	$12.9

Net Cash Used in Investing Activities. Net cash used in investing activities was $22.5 million in fiscal 2004, $21.1 million in fiscal 2003, and $17.0 million in fiscal 2002. Net cash used in investing activities increased $1.5 million in fiscal 2004 and $4.0 million in fiscal 2003. The primary reason for these increases was the acceleration of our expansion in the Wal-Mart host environment. In addition, in fiscal 2004 we completed the acquisition of certain assets and liabilities of Hometown Threads®.

Net Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was $8.7 million in fiscal 2004 and $6.0 million in 2003. Net cash used in financing activities was $14.6 million in fiscal 2002. The increase in net cash provided in fiscal 2004 and 2003 was primarily the result of borrowings under our prior senior secured credit facility. The increase in net cash used in fiscal 2002 was primarily the result of our debt restructuring in June 2002.

Interest Rate Exposure. Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. A 100 basis point change in the interest rate on our prior senior secured credit facility would have a $0.3 million effect on income before taxes based on the average outstanding balance on our prior senior secured credit facility for fiscal 2004.

Contractual Obligations and Commercial Commitments

The table below summarizes the material contractual cash obligations and other commercial commitments of Portrait Corporation of America, Inc. and its subsidiaries as of January 30, 2005. In addition to the commitments reflected in the table below, we have several other commitments that are not quantifiable at present. We have a contract with AgfaPhoto USA Corporation that requires us to purchase substantially all of our photographic film, paper and processing chemistry from AgfaPhoto USA Corporation, but does not specify a minimum purchase amount. We also have license and lease agreements with each of our retail hosts, which require us to pay them a percentage of our sales on a monthly basis. In addition, we participate in large deductible workers’ compensation and general insurance plans and we have established reserves for claims under these plans that have been reported but not paid and have been incurred but not reported. As of January 30, 2005, $4.1 million represented the estimated long-term portion of the reserves for these claims. These reserves have been excluded from the table below, as we are uncertain as to the timing of when cash payments may be required.

The table below excludes all amounts classified as current liabilities in our Consolidated Balance Sheet as of January 30, 2005, other than current maturities of long-term debt.

	Repayment by Period
	Total	Less than 1 year (fiscal 2005)	2-3 years (fiscal 2006 &2007)	4-5 years (fiscal 2008 &2009		More than 5 years (beyond fiscal 2009)
	(in millions)
Long-term debt obligations:
Lines of credit (prior senior secured credit facility)	$29.0	$14.0	$15.0	$	---	$	---
Commitment and letters of credit fees (prior senior secured credit facility)	1.8	0.8	1.0		---		---
Senior notes due 2009	165.0	---	---		165.0		---
Interest payments on senior notes due 2009	98.0	19.6	49.0		29.4		---
Senior subordinated notes	10.0	---	---		---		10.0
Interest payments on senior subordinated notes	7.6	1.4	2.8		2.8		0.6
Senior subordinated discount notes (original principal amount)	30.0	---	---		---		30.0
Paid-in-kind interest capitalized on senior subordinated discount notes	36.3	---	---		---		36.3
Interest payments on senior subordinated discount notes	32.8	---	5.5		21.8		5.5
Total long-term debt obligations	410.5	35.8	73.3		219.0		82.4
Purchase obligations:
Installment purchase agreement	0.2	0.2	---		---		---
Other obligations:
Operating lease obligations	3.2	1.4	1.3		0.4		0.1
Sub-lease guarantee obligations	2.0	0.6	1.0		0.4		---
Severance agreements with former employees	0.1	0.1	---		---		---
Series A preferred stock	15.0	---	---		---		15.0
Total other obligations	20.3	2.1	2.3		0.8		15.1
Total contractual cash obligations	$431.0	$38.1	$75.6		$219.8		$97.5

Off Balance Sheet Arrangements

We have no off balance sheet arrangements other than the operating leases described in Note 9 of the consolidated financial statements attached herein.

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

Our most critical accounting policies include revenue recognition and deferred costs, workers’ compensation, general insurance liability amounts, recoverability of deferred tax assets, goodwill impairment testing, depreciation of property and equipment and long lived asset impairments.

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

Workers’ Compensation and General Insurance. We participate in large deductible workers’ compensation and general insurance plans. We have established reserves for workers’ compensation and general insurance claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. The amount of these reserves could differ from our ultimate liability related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates. See discussion in “—Results of Operations” above.

Income Tax. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided against deferred tax assets if we determine it is more likely than not such assets will not ultimately be realized. During fiscal 2002, we determined it was more likely than not such assets would ultimately be realized. As a result, the valuation allowance was reduced to $77,000 in fiscal 2002 from $18.7 million in fiscal 2001. During fiscal 2004, however, we determined it was more likely than not such assets would not ultimately be realized. In addition we evaluate the need for income tax liabilities under the guidance espoused in SFAS No. 5, “Accounting for Contingencies.”

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

At January 31, 2005 (the date of our latest impairment test), the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s equity (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at January 30, 2005.

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

Long-Lived Asset Impairments. We evaluate the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be fully recoverable. We evaluate the recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted future cash flows (excluding interest) during the remaining life of the asset group. For long-lived assets, an impairment exists when the carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, the asset’s carrying value is adjusted to its estimated fair value. As these assumptions and estimates may change over time, it may or may not be necessary for us to record impairment charges.

Inflation

Over the past few years, inflation has not had a significant impact on our financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into financial instruments in fiscal 2004, 2003 and 2002 for trading purposes and, therefore, have not experienced market risks from such instruments.

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of January 30, 2005, we had not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our prior senior secured credit facility would have had an impact on income (loss) before taxes for fiscal 2004, 2003 and 2002 based on the average outstanding balance on our prior senior secured credit facility in each fiscal year of $0.3 million, $0.3 million and $0.2 million, respectively.

Given our presence in Canada, Mexico, Germany and the U.K., we have exposure to market risks from changes in foreign currency exchange rates. In fiscal 2004, 2003 and 2002, we realized foreign currency gains (losses) in our statements of operations of $0.7 million, $0.5 million and $(0.4) million, respectively. A 10% change in foreign currency exchange rates would have had the following impact on net income (loss) in fiscal 2004, 2003 and 2002.

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	(in thousands)
	+10%	-10%	+10%	-10%	+10%	-10%
Canada	$(287)	$372	$(492)	$617	$(385)	$471
Mexico	$(177)	$212	$(291)	$363	$(166)	$212
Germany	$(275)	$329	$(178)	$209	$(64)	$78
U.K.	$(32)	$39	$(25)	$26	$(13)	$16

NOTE: A 10% positive change in a foreign currency exchange rate represents an increase in the amount of foreign currency equaling one U.S. dollar. For example, if the exchange rate for Canadian dollars is 1.25 Canadian dollars for each U.S. dollar, a 10% increase, for purposes of the above illustration, in the Canadian dollar exchange rate would yield 1.375 Canadian dollars for each U.S. dollar. Conversely, a 10% decrease would yield 1.125 Canadian dollars for each U.S. dollar.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of January 30, 2005 and February 1, 2004 (Restated)	55

Consolidated Statements of Operations for the fiscal year ended January 30, 2005, February 1, 2004 (Restated), and February 2, 2003 (Restated)	57

Consolidated Statements of Shareholders’ Deficiency and Comprehensive Income (Loss) for the fiscal year ended January 30, 2005, February 1, 2004 (Restated), and February 2, 2003 (Restated)	58

Consolidated Statements of Cash Flows for the fiscal year ended January 30, 2005, February 1, 2004 (Restated), and February 2, 2003 (Restated)	59

Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Portrait Corporation of America, Inc.:

We have audited the accompanying consolidated balance sheets of Portrait Corporation of America, Inc., and subsidiaries (the “Company”) as of January 30, 2005 and February 1, 2004, and the related consolidated statements of operations, shareholders’ deficiency and comprehensive income (loss) and cash flows for each of the three years in the period ended January 30, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2005 and February 1, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 16 to the consolidated financial statements, the accompanying financial statements for the fiscal years ended February 2, 2003 and February 1, 2004 have been restated.
As discussed in Note 17 to the consolidated financial statements, on July 15, 2005, the Company issued $50 million of 14% Senior Secured Notes due 2009.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” on February 3, 2003.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina

July 28, 2005

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	January 30, 2005	February 1, 2004 (as restated; see Note 16)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,178	$4,820
Accounts receivable	2,781	2,593
Inventories	11,439	12,236
Deferred income taxes	108	1,605
Prepaid expenses and other assets	3,303	3,626
Total current assets	32,809	24,880
PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,684	13,117
Photographic, sales and finishing equipment	152,315	138,679
Studio improvements	26,530	23,566
Construction in progress	3,048	1,085
Total	197,883	178,753
Accumulated depreciation and amortization	(123,974)	(111,931)
Property and equipment, net	73,909	66,822
GOODWILL	52,989	51,643
OTHER INTANGIBLE ASSETS	135	---
DEFERRED FINANCING COSTS, NET	6,823	8,466
DEFERRED INCOME TAXES, NONCURRENT	---	11,835
OTHER ASSETS	127	19
TOTAL ASSETS	$166,792	$163,665

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(dollar amounts in thousands)

	January 30, 2005		February 1, 2004 (as restated; see Note 16)
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$	---	$10,000
Current portion of long-term debt		182	279
Accounts payable—trade		36,179	23,667
Accrued insurance		4,141	4,043
Accrued income taxes		2,022	858
Accrued compensation		4,834	5,309
Accrued interest		10,377	10,197
Other accrued liabilities		14,467	10,119
Total current liabilities		72,202	64,472
LONG-TERM DEBT		245,680	219,658
DEFERRED INCOME TAXES		108	---
OTHER LIABILITIES		4,843	5,679
TOTAL LIABILITIES		322,833	289,809
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value at January 30, 2005 and $10.00 par value at February 1, 2004 (authorized—200,000 shares; outstanding—15,000 shares)		15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value at January 30, 2005 and $0.20 par value at February 1, 2004 (authorized—20,000,000 shares; issued and outstanding at January 31, 2005 and February 1, 2004—2,294,352 shares)		23	459
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)		642	642
Warrants to purchase common stock (issued and outstanding—306,610)		2,947	2,947
Additional paid-in capital		24,104	23,668
Deferred compensation		(256)	(333)
Accumulated deficit		(198,233)	(168,493)
Accumulated other comprehensive loss		(268)	(34)
Total shareholders’ deficiency		(171,041)	(141,144)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$166,792	$163,665

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands)

	For the Fiscal Year Ended
	January 30, 2005	February 1, 2004 (as restated; see Note 16)	February 2, 2003 (as restated; see Note 16)
SALES	$323,553	$324,814	$296,616
COST OF SALES	258,396	245,028	219,551
GROSS PROFIT	65,157	79,786	77,065
GENERAL AND ADMINISTRATIVE	47,669	45,610	41,300
AMORTIZATION OF INTANGIBLES	---	---	192
INCOME FROM OPERATIONS	17,488	34,176	35,573
INTEREST INCOME	8	10	14
INTEREST EXPENSE	(32,467)	(30,716)	(28,624)
OTHER EXPENSE	---	---	(2,776)
EARLY EXTINGUISHMENT OF DEBT	---	---	(4,569)
INCOME (LOSS) BEFORE INCOME TAXES	(14,971)	3,470	(382)
INCOME TAX BENEFIT (PROVISION)	(14,769)	(2,148)	14,817
NET INCOME (LOSS)	$(29,740)	$1,322	$14,435

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)
(dollar amounts in thousands)

	Common Stock		Warrants to Purchase Series A Redeemable Convertible Preferred Stock			Warrants to Purchase Common Stock		Additional Paid-In Capital		Deferred Comp- ensation		Accumul-ated Deficit	Compre- hensive Income (Loss)	Accumul- ated Other Compre- hensive Income (Loss)	Total Share- holders’ Deficiency
	Shares	Amount	Shares	Amount		Shares	Amount
BALANCE, FEBRUARY 3, 2002 (as previously reported)	2,293,152	$458	---	$	---	508,300	$4,843	$	---	$	---	$(182,173)		$(518)	$(177,390)
Restatement adjustment (see Note 16)												(1,645)		(142)	(1,787)
BALANCE, FEBRUARY 3, 2002 (as restated; see Note 16)	2,293,152	458	---		---	508,300	4,843		---		---	(183,818)		(660)	(179,177)
Comprehensive income:
Net income (as restated; see Note 16)												14,435	$14,435		14,435
Foreign currency translation adjustment, net of tax (as restated; see Note 16)													362	362	362
Total comprehensive income (as restated; see Note 16)													$14,797
Accretion of Series A redeemable convertible preferred stock												(432)			(432)
Reclassification of embedded derivative									20,412						20,412
Issuance of warrants			287		642	52,460	965								1,607
Cancellation of warrants						(254,150)	(2,861)		2,861						---
BALANCE, FEBRUARY 2, 2003 (as restated; see Note 16)	2,293,152	458	287		642	306,610	2,947		23,273		---	(169,815)		(298)	(142,793)
Comprehensive income:
Net income (as restated; see Note 16)												1,322	$1,322		1,322
Foreign currency translation adjustment, net of tax (as restated; see Note 16)													264	264	264
Total comprehensive income (as restated; see Note 16)													$1,586
Stock option compensation									386		(333)				53
Issuance of common stock	1,200	1							9						10
BALANCE, FEBRUARY 1, 2004 (as restated; see Note 16)	2,294,352	459	287		642	306,610	2,947		23,668		(333)	(168,493)		(34)	(141,144)
Comprehensive loss:
Net loss												(29,740)	$(29,740)		(29,740)
Foreign currency translation adjustment, net of tax													(234)	(234)	(234)
Total comprehensive loss													$(29,974)
Stock option compensation											77				77
Effect of merger and reincorporation		(436)							436
BALANCE, JANUARY 30, 2005	2,294,352	$23	287		$642	306,610	$2,947		$24,104		$(256)	$(198,233)		$(268)	$(171,041)

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the Fiscal Year Ended
	January 30, 2005	February 1, 2004 (as restated; see Note 16)	February 2, 2003 (as restated; see Note 16)
OPERATING ACTIVITIES:
Net income (loss)	$(29,740)	$1,322	$14,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,818	11,408	10,168
Amortization of deferred financing costs	1,643	1,642	2,114
Interest expense—effective interest method	---	---	(509)
Paid-in-kind interest	6,538	5,579	4,135
Change in fair value of derivative instruments	---	---	2,776
Early extinguishment of debt	---	---	4,569
Amortization of debt discounts	614	614	374
Stock compensation expense	77	53	---
Provision for deferred income taxes	13,440	1,890	(15,330)
Loss on disposal of property and equipment	1,356	781	46
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(163)	(733)	(560)
Inventories	797	(1,694)	(2,225)
Prepaid expenses and other assets	324	(1,210)	296
Other noncurrent assets	7	(3)	(6)
Accounts payable—trade	12,512	(2,901)	2,416
Accrued expenses	787	959	956
Accrued interest	180	(1,887)	7,848
Other current accrued liabilities	3,894	286	92
Other noncurrent accrued liabilities	(836)	1,888	(694)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,248	17,994	30,901
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,382)	(21,080)	(17,046)
Purchase of Hometown Threads®	(1,140)	---	---
Proceeds from sales of property and equipment	---	14	---
NET CASH USED IN INVESTING ACTIVITIES	(22,522)	(21,066)	(17,046)

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollar amounts in thousands)

	For the Fiscal Year Ended
	January 30, 2005	February 1, 2004 (as restated; see Note 16)	February 2, 2003 (as restated; see Note 16)
FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	---	---	162,060
Proceeds from issuance of senior subordinated discount notes	---	---	30,000
Proceeds from issuance of senior subordinated notes	---	---	10,000
Increase in borrowings under senior secured credit facility	78,800	93,000	79,700
Repayment of senior secured credit facility and capital lease obligations	(69,859)	(86,894)	(74,983)
Repayment of senior subordinated term loans	---	---	(210,393)
Repayment of installment purchase agreement	(228)	---	---
Deferred financing cost	---	(85)	(10,982)
Issuance of common stock	---	10	---
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,713	6,031	(14,598)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		(81)		(654)		388
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		10,358		2,305		(355)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		4,820		2,515		2,870
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$15,178		$4,820		$2,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		$23,435		$24,658		$14,106
Income taxes paid		$293		$116		$23

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Service contract acquired under installment purchase agreement	$	---		$60	$	---
Property and equipment acquired under installment purchase agreement	$	---		$331	$	---
Property and equipment acquired under capital lease		$60	$	---	$	---
Issuance of warrants	$	---	$	---		$1,607
Cancellation of warrants	$	---	$	---		$(2,861)
Paid-in-kind interest capitalized		$6,538		$5,579		$4,135

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except share data, per share data and where noted)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business—Portrait Corporation of America, Inc. and its subsidiaries (the “Company”) are engaged in the sale and processing of professional color portraits of children, adults and families. The Company is a voluntary registrant with the U.S. Securities and Exchange Commission. The Company operates portrait studios within Wal-Mart stores and supercenters in the United States (“U.S.”), Canada, Mexico, Germany and the United Kingdom (“U.K.”). The Company also operates a modular traveling business providing portrait photography services in additional retail locations and to church congregations and other institutions.

Principles of Consolidation—The consolidated financial statements include the accounts of Portrait Corporation of America, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the Sunday nearest the end of January. The fiscal years 2004, 2003 and 2002 ended January 30, 2005, February 1, 2004 and February 2, 2003, respectively. The Company’s fiscal quarters are generally thirteen-week periods. In 53-week years, the fourth quarter has fourteen weeks.

Concentrations:

Source of Revenue—Approximately 96%, 95%, and 94% of sales for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003, respectively, were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the U.S., Canada, Mexico, Germany, and the U.K. that commit the Company to a percentage-of-sales commission payable to Wal-Mart. The agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond the Company’s control.

Source of Supply—The Company purchases substantially all of its photographic film, paper, and processing chemistry from one supplier. Although there are a limited number of manufacturers of these products, management believes other suppliers could provide similar products. During fiscal 2004, the Company was not in compliance with its contractual agreement with the supplier. The Company agreed to pay the supplier interest at an annual rate of 6% on past due payables. As of January 30, 2005, the amount of past due payables to the supplier was approximately $15 million. As discussed in Note 2, the Company entered into an agreement with the supplier on June 15, 2005 to defer payment of all amounts outstanding as of that date, $20.7 million, for a period of 12 months, provided the Company does not breach its agreement with the supplier in any other way, and pays for its paper, film and chemistry needs on a cash-on-delivery basis.

On May 27, 2005 the supplier’s German parent company declared it was insolvent. In the event this insolvency affects the supplier’s ability to provide photographic paper, film and processing chemistry, management believes the Company can obtain necessary resources from alternate suppliers. Nevertheless, there is no assurance the Company can obtain these resources on the same or similar terms, which could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include, but are not limited to, deferral of costs related to undelivered portraits, worker’s compensation and general property and casualty liability insurance reserves, useful lives of property and equipment, potential and asserted tax claims and the valuation allowance for deferred tax assets, if necessary. Actual results could differ from those estimates.

Foreign Currency Transactions—Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal period. Gains and losses on foreign currency transactions are included in the determination of net income (loss) for the period and are included in general and administrative expenses. The Company recognized foreign currency transaction gains of $0.7 million and $0.5 million in fiscal 2004 and 2003, respectively, and recognized a foreign currency transaction loss of $0.4 million in fiscal 2002.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable—There was no allowance for doubtful accounts at January 30, 2005 and February 1, 2004 as substantially all accounts receivable relate to amounts to be remitted by credit card processing companies and management has a high level of assurance of the collectibility of these amounts.

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

Amounts included in Property and Equipment representing assets under capital leases and an installment purchase agreement are $0.4 million and $0.6 million as of January 30, 2005 and February 1, 2004, respectively.

Depreciation and amortization expense for all property and equipment for fiscal years ended January 30, 2005, February 1, 2004, and February 2, 2003 was $12.8 million, $11.4 million, and $10.2 million, respectively.

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted February 4, 2002. The Company evaluates the recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted future cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. There was no impairment in fiscal 2004, 2003 and 2002.

Goodwill—Prior to February 4, 2002, goodwill was amortized on a straight-line basis over 35 years. Other acquired intangibles are amortized on a straight-line basis over their estimated useful lives. On February 4, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. Goodwill is assessed at least annually, or more frequently when events or circumstances indicate that impairment might have occurred.

In evaluating goodwill for impairment, the Company compares the fair value of its retail reporting unit, where all of the goodwill is recorded, to the carrying value of this reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company compares the implied fair value of reporting unit goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, the Company would recognize an impairment in an amount equal to that excess.

Deferred Financing Costs—Deferred financing costs primarily consist of fees and expenses incurred in obtaining long-term financing. The deferred costs are amortized over the life of the associated debt, ranging from 5 to 8 years. Accumulated amortization as of January 30, 2005 and February 1, 2004 totaled $4.2 million and $2.6 million, respectively.

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

Postretirement Benefits—The Company sponsored a postretirement health care plan for certain retirees and employees. During fiscal 2004, the Board of Directors of the Company passed a resolution to terminate this plan. Prior to the termination, the Company measured the cost of its obligations based on actuarial assumptions. This benefit was accrued and covered a very small portion of the Company’s base of employees and retirees. The accrual of $1.1 million was released to income during fiscal 2004 as a result of the termination and is recorded as a reduction in general and administrative expenses in the consolidated statement of operations.

Revenue Recognition and Deferred Costs—Sales are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed, or in process, are deferred and included in inventory as incurred and expensed when the related photographic sales are recognized. Deposits made by customers on portraits not yet delivered are recorded in other current accrued liabilities on the consolidated balance sheets and were $5.4 million and $4.3 million as of January 30, 2005 and February 1, 2004, respectively.

Cost of Sales—Cost of sales consists of the following components: (1) materials and supplies needed for photography and sales, including film and equipment depreciation; (2) the cost to produce portraits, including freight, direct labor, depreciation and management of photography and production facilities; (3) the production of directories for churches and other institutions and commissions paid to the host store; and (4) the labor and commissions paid to employees for all phases of customer acquisition, photography and sales processes, associated payroll taxes, related benefits and travel.

Advertising—Costs associated with advertising are charged to operations at the time the advertisement is first distributed. Advertising expenses were $16.3 million, $14.9 million, and $14.5 million for the years ended January 30, 2005, February 1, 2004, and February 2, 2003, respectively.

Studio Pre-opening Costs—Costs of opening new retail studios are charged to operations as incurred.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets if, based on the weight of available evidence, the Company determines that it is more likely than not those assets will not ultimately be realized.  In addition the Company evaluates the need for income tax liabilities under the guidance espoused in SFAS No. 5, “Accounting for Contingencies.”

Stock-Based Compensation—Prior to fiscal 2003, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense relating to stock options granted to employees was recorded only if the current fair value of the underlying stock exceeded the exercise price on the date of grant. As such, no compensation expense related to stock options was recognized in the consolidated financial statements in fiscal 2002.

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
Under the prospective transition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure,” the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or February 3, 2003. Prior awards will continue to be accounted for under the intrinsic value method.

The adoption of the fair value based method decreased income from operations by $77 and $53 in fiscal 2004 and 2003, respectively. The pro forma results disclosed for the current year differ from the actual results, because under APB Opinion No. 20, “Accounting Changes,” the pro forma results are computed as if SFAS No. 123 had been applied for all periods, whereas, the accounting under the provisions of SFAS No. 123 is applied only to awards granted on or subsequent to February 3, 2003.

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

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net income as reported and the pro forma amounts are indicated below:

	For the Fiscal Year Ended
	January 30, 2005	February 1, 2004 (as restated; see Note 16)	February 2, 2003 (as restated; see Note 16)
Net income (loss):
As reported	$(29,740)	$1,322	$14,435
Recorded stock compensation expense	77	53	---
Pro forma stock compensation expense	(108)	(84)	(31)
Pro forma net income (loss)	$(29,771)	$1,291	$14,404

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

• Noncurrent liabilities—the carrying amount approximates fair value as such amounts represent long-term workers’ compensation obligations and long-term occupancy obligations.

The Company’s long-term debt has fair values as of January 30, 2005 and February 1, 2004 of approximately $224.1 million and $253.9 million, respectively, and carrying values of $245.9 million and $229.9 million, respectively. The fair value of the publicly held bonds is based on quoted market prices as of January 30, 2005 and February 1, 2004.

Related Party—The Company reimbursed its principal shareholder for certain expense incurred by the shareholder on behalf of the Company for the years ended January 30, 2005, February 1, 2004 and February 2, 2003 in the amounts of $31, $6, and $52, respectively.

Impact of Newly Issued Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123 (Revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (Revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) is effective for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. During the fourth quarter of fiscal 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact SFAS No. 123 (Revised 2004) will have on the Company’s consolidated financial statements.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact FIN No. 47 will have on its consolidated financial statements.

2.    Operations, Liquidity and Other Matters

The Company experienced a significant downturn in operations in fiscal 2004 which resulted in a net loss in fiscal 2004 and lower gross profit as compared to fiscal 2003. This resulted in the Company’s non-compliance with certain financial covenants governing its debt and its inability to meet current commitments at existing levels of cash flow from operations.

Operations and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during fiscal 2004, the Company incurred a net loss of $29.7 million and as of the end of fiscal 2004 and 2003, the Company’s current liabilities exceeded its current assets by $39.4 million and $39.6 million, respectively and its total liabilities exceeded its total assets by $156.0 million and $126.1 million, respectively. As a result, the Company sought sufficient financing to fund operations through fiscal 2005. On July 15, 2005, the Company issued $50 million in 14% senior secured notes due 2009, entered into a new senior secured revolving credit facility that will provide for revolving loans, from time to time, of up to $10.0 million in the aggregate and entered into a separate new letters of credit facility, which will provide for the Company’s letter of credit needs, from time to time, of up to $20.0 million. In addition, the Company has obtained necessary waivers of existing defaults under its debt agreements.

Foreign Tax Claim and Forensic Investigation

During fiscal 2004, the Company became aware of a tax claim from the Servicio de Administracion Tributaria (the “SAT”), the Mexican Tax Authority from the Company’s Mexican subsidiary. The amounts alleged due by SAT consisted of $1.4 million for fiscal years 1997 and 1998 as well as $0.1 million for January through June of 2000 as a result of tax audits for the respective periods. Due to the time lapse of the non- payment, fines, penalties and interest of $4.5 million had been added to the outstanding claim. Following a preliminary investigation by the Company, the Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT, and engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary. The Company is currently negotiating a settlement with SAT and has recorded a charge in general and administrative expenses in the statement of operations of $1.5 million in fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

Defaults under Debt and Supplier Agreements

As of October 31, 2004, the Company was not in compliance with certain financial covenants contained in its prior senior secured credit facility agreement. On December 14, 2004, the lenders under the Company’s prior senior secured credit facility and the Company executed an amendment to the facility agreement. This amendment granted the Company waivers of these covenants from October 31, 2004 through January 31, 2005. In addition, the mandatory prepayment provisions were amended.

On February 4, 2005, the lenders under the Company’s prior senior secured credit facility and the Company executed an additional amendment to the prior senior secured credit facility agreement, effective as of January 31, 2005. Pursuant to this amendment, all defaults under the agreement caused by the Company’s failure to meet certain financial covenants with respect to the period ended October 31, 2004 were waived and certain terms of the agreement were permanently amended, effective January 31, 2005, including certain financial covenants, the interest rate setting mechanism, the mandatory prepayment requirements and other provisions. The mandatory prepayment provisions were modified such that the aggregate principal amount of loans outstanding shall not exceed $15.0 million from December 15, 2005 to January 15, 2006 and from December 15, 2006 to January 15, 2007.

The Company was previously in default of covenants requiring the delivery of its financial statements within 90 days following fiscal year end that are contained in its prior senior secured credit facility agreement (as amended) and agreements related to the Parent Notes (as defined in Note 3) and the Opco Notes (as defined in Note 3). The prior senior secured credit facility, Parent Notes and Opco Notes require the delivery of audited financial statements, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, within 90 days after the end of each fiscal year.   With the issuance of these financial statements, the Company has cured the default of that requirement under the prior senior secured credit facility, Parent Notes and Opco Notes.

The lenders under the Company’s prior senior secured credit facility extended the cure period for such default to July 15, 2005 provided there were no other defaults within such cure period that may have caused the cure period to end sooner than July 15, 2005. With regard to the Parent Notes and the Opco Notes, the cure period for such default is 60 days from the receipt of notice from 45% of the holders of such notes to cure such default. No such notice was received.

The Company was previously in default of the covenant contained in the Senior Notes (as defined in Note 3) that requires the Company to timely comply with all filing requirements of the U.S. Securities and Exchange Commission. The Company did not timely file its Annual Report on Form 10-K for the fiscal year ended January 30, 2005. The Company had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or the holders of 25% of the principal amount of the Senior Notes to cure this default. No such notice was received.

Each of the Senior Notes, the Parent Notes and the Opco Notes contain, and the prior senior secured credit facility contained, cross-default provisions that can be triggered, among other things, in the event the agent, trustee, or holders, as applicable, should exercise their rights to accelerate the due date of principal and interest under any one of such notes or the prior senior secured credit facility.

In addition, during fiscal 2004, the Company was not in compliance with its agreement with the Company’s supplier for its North American requirements for photographic paper, film and processing chemistry. The Company has agreed to pay the supplier interest at an annual rate of 6% on past due payables. As of January 30, 2005, the amount of past due payables to the supplier was approximately $15 million. As discussed below, the Company entered into an agreement with the supplier on June 15, 2005. On May 27, 2005, the supplier’s German parent company declared it was insolvent. In the event this insolvency affects the supplier’s ability to provide photographic paper, film, and processing chemistry, management believes the Company can obtain necessary resources from alternate suppliers. Nevertheless, there is no assurance the Company can obtain these resources on the same or similar terms, which could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Management’s Plan

The Company’s funding needs for fiscal 2005 depend on many factors, including the Company’s ability to successfully implement measures to improve its performance. In order to address the significant downturn in operations that occurred in fiscal 2004 in the Company’s U.S. Wal-Mart permanent studios, management has implemented several initiatives since the beginning of fiscal 2005 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer and customer traffic. Examples of these initiatives include external recruiting of field operations management, instituting a new bonus program for field associates, launching new marketing initiatives, re-implementing the previously successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003, and re-introducing a mid-tier price point in package offers to improve the customer experience and to encourage customer trade-ups. The Company’s growth plans assume a continuation of studio openings in Wal-Mart and further evaluation of other specialty retail concepts in Wal-Mart retail locations. Management will continue to monitor sales, financial results and liquidity position and, if necessary, will execute further actions to mitigate concerns with regard to the Company’s liquidity position, including, but not limited to, further reductions in general and administrative expenses and capital expenditures. Despite the initiatives taken, management forecasts the Company will need additional liquidity to meet operating needs beginning in fiscal 2006. In July 2005, the Company obtained additional financing of an amount sufficient for the Company to continue to operate at least through fiscal 2005 and the Company has cured defaults under its various debt agreements. The Company has also obtained waivers of defaults from the lenders under the various debt agreements.

Also, as noted above, the Company and its supplier of substantially all of its North American requirements for photographic film, paper and processing chemistry entered into an agreement on June 15, 2005 to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided the Company does not breach its agreement with the supplier in any other way, and pays for the Company’s photographic film, paper and chemistry needs on a cash-on-delivery basis. The Company is in the process of seeking to amend this supply agreement. The Company’s ability to meet this contractual obligation in June 2006 is dependent upon its ability to improve operating performance based on the initiatives identified above, and its ability to obtain additional liquidity in fiscal 2006, including the ability to amend this supplier contract on terms favorable to the Company. There can be no assurances the Company will be successful in implementing these initiatives.

3.    Debt

On June 27, 2002, PCA LLC (“Issuer”) and PCA Finance Corp. (“Co-issuer”) issued $165 million of 11.875% senior notes due 2009 (“Senior Notes”) at an offering price of 98.218%. The Senior Notes discount of $2.9 million is being amortized to interest expense using the effective interest method, through August 1, 2009. In connection with this issuance, the Company contributed all of the equity it held in its subsidiaries to PCA LLC, a newly formed entity, so that all subsidiaries are directly or indirectly owned by PCA LLC. Additionally, PCA LLC entered into an agreement with the Company whereby the Company transferred substantially all of its assets and assigned all contracts to which it was a party, except for certain instruments relative to its stock option plan and other equity arrangements, to PCA LLC. In accordance with SFAS No. 141, “Business Combinations,” the Company recorded this transfer of equity interests and assets at carrying amounts since the exchange occurred between entities under common control. Payment of the $165 million Senior Notes is unconditionally guaranteed, jointly and severally, by the Company and all of the Issuers’ domestic subsidiaries (other than the Co-issuer) (see Note 14 for guarantor and nonguarantor financial information). Interest is paid semi-annually on February 1 and August 1 of each year.

PCA LLC’s prior senior secured credit facility was entered into on June 27, 2002 for a period of 5 years, which allowed PCA LLC to borrow up to $50.0 million of which $25.0 million may have been letters of credit. Outstanding revolving loans under this credit facility bore interest at a rate equal to the London inter-bank offered rate (“LIBOR”) plus 3.5% or, at PCA LLC’s option, the Alternate Base Rate (which is the higher of (i) the Bank of America, N.A. prime rate and (ii) the Federal Funds rate plus 0.50%) plus 2.5%. PCA LLC may have prepaid loans and reduced the amounts available to PCA LLC at any time by giving prior notice without premium or penalty. PCA LLC was required to prepay loans with 100% of the net cash proceeds of all asset sales by the Company and its subsidiaries (subject to certain restrictions), 100% of the net cash proceeds from the issuance of debt (subject to certain restrictions), and 100% of the net cash proceeds from the issuance of equity by the Company and/or any of its subsidiaries, provided that such net cash proceeds may have been applied to prepay up to 35% of the outstanding Senior Notes. In addition, PCA LLC was subject to mandatory prepayment obligations so that from December 15, 2002 through January 15, 2003 the aggregate principal amount of loans outstanding would not have exceeded $20.0 million, from December 15, 2003 through January 15, 2004 the aggregate principal amount of loans outstanding would not have exceeded $15.0 million, and from December 15 through January 15 of each year thereafter the aggregate principal amount of loans outstanding would not have exceeded $10.0 million. On February 4, 2005, the lenders under PCA LLC’s prior senior secured credit facility and PCA LLC executed an additional amendment to the prior senior secured credit facility agreement, effective as of January 31, 2005. Pursuant to this amendment, all defaults under the agreement caused by the Company’s failure to meet certain financial covenants with respect to the period ended October 31, 2004 were waived and certain terms of the agreement were permanently amended, effective January 31, 2005, including certain financial covenants, the interest rate setting mechanism, the mandatory prepayment requirements and other provisions. The mandatory prepayment provisions were modified such that the aggregate principal amount of loans outstanding would not have exceeded $15.0 million from December 15, 2005 to January 15, 2006 and from December 15, 2006 to January 15, 2007.

Also on June 27, 2002, PCA International, Inc., predecessor to Portrait Corporation of America, Inc., issued $30.0 million of senior subordinated discount notes (“Parent Notes”), PCA LLC issued $10.0 million of senior subordinated notes (“Opco Notes”) and PCA International, Inc. issued warrants to purchase common stock and preferred stock of the Company related to both the Parent Notes and the Opco Notes. The value of the warrants at the time of issuance, $1.6 million, has been treated as a discount to the Parent Notes and the Opco Notes with the discount being amortized to interest expense through June 27, 2010.

The Parent Notes are subordinated to the guarantee of the new senior secured credit facility and the Senior Notes by Portrait Corporation of America, Inc. The Parent Notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the Parent Notes semiannually, in arrears (“paid-in-kind interest”). After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. In fiscal 2004 and fiscal 2003, as a result, $6.5 million and $5.6 million, respectively, was added to the outstanding principal amount. Portrait Corporation of America, Inc. must repay in full all amounts outstanding under the Parent Notes by June 27, 2010. Portrait Corporation of America, Inc. may repay amounts outstanding in whole or in part at specified premiums at any time. The Parent Notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict the Company’s and its subsidiaries’ ability to engage in certain activities. At January 30, 2005, the Company was in compliance with such covenants.

The Opco Notes are subordinated to the new senior secured credit facility and the Senior Notes and are guaranteed by Portrait Corporation of America, Inc. and all of PCA LLC’s domestic subsidiaries (other than the Co-issuer). The Opco Notes bear interest payable in cash semiannually, in arrears, at a rate of 13.75% per year. PCA LLC must repay in full all amounts outstanding under the Opco Notes by June 27, 2010. PCA LLC may repay amounts outstanding in whole or in part at specified premiums at any time. The Opco Notes contain negative covenants and other restrictions that, among other things, subject to certain restrictions, restrict the Company’s and its subsidiaries’ ability to engage in certain activities. At January 30, 2005, the Company was in compliance with such covenants.

The net proceeds of $157.1 million from the issuance of the Senior Notes by PCA LLC were used, together with borrowings under the prior senior secured credit facility ($24.9 million) and the net proceeds from the sale of the Opco Notes ($9.7 million), to pay a dividend to the Company ($191.7 million). The Company used such dividend, together with the net proceeds from the sale of the Parent Notes ($29.1 million), to repay its previously outstanding senior secured credit facility ($113.3 million), its previously outstanding senior subordinated term loans ($105.1 million), and related interest and fees ($2.4 million). As a result of these extinguishments, the Company realized a loss on the early extinguishment of debt in fiscal 2002, of $4.6 million. The loss was comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

The Company’s long-term debt at January 30, 2005 and February 1, 2004 is summarized as follows:

	January 30, 2005	February 1, 2004
Senior Notes, net of discount	$163,142	$162,729
Senior Secured Credit Facility	29,000	20,000
Senior Subordinated Notes (Opco Notes), net of discount	9,728	9,678
Senior Subordinated Discount Notes (Parent Notes), net of discount	43,776	37,088
Other	216	442
Total debt	245,862	229,937
Less—current portion of long-term debt	182	10,279
Long-term debt	$245,680	$219,658

The Company’s scheduled contractual debt maturities (prior to the July 15, 2005 issuance of Senior Secured Notes, discussed in Note 17) for the next five fiscal years and thereafter are as follows:

2005	$14,182
2006	21
2007	15,013
2008	---
2009	165,000
2010 and thereafter	54,592
Total debt maturities	248,808
Debt discounts	(2,946)
Total debt	$245,862

4.    Derivative Instruments

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

Changes in the fair value of the embedded derivative instrument were classified as mark-to-market derivative expense in the consolidated statement of operations. In fiscal 2002, the mark-to-market change in the fair value of the derivative instrument resulted in a charge of $2.8 million. On December 20, 2002, the Company changed the redemption and liquidation provisions. On that date the value of the derivative was determined to be $27.3 million. Given the change in the liquidation and redemption provisions of the Series A preferred stock and, thus, the elimination of the need to bifurcate and separately account for the embedded derivative, the $27.3 million was reclassified into the Series A preferred stock on the balance sheet. The carrying amount of the Series A preferred stock after this reclassification on December 20, 2002 was $15.0 million. The embedded derivative balance in excess of the amount required to increase the carrying amount of the Series A preferred stock to its redemption value of $15.0 million, or $20.4 million, was reclassified into Additional Paid-in Capital.

5.    Other Accrued Liabilities

Other accrued liabilities are comprised of the following:

	January 30, 2005	February 1, 2004
Accrued taxes other than income	$2,655	$2,587
Other accrued expenses	6,398	3,260
Customer deposits	5,414	4,272
Total other accrued liabilities	$14,467	$10,119

6.     Other Liabilities

Other liabilities are comprised of the following:

	January 30, 2005	February 1, 2004
Accrued interest	$695	$628
Long-term portion of retiree benefit obligation	---	1,061
Long-term portion of workers’ compensation obligations	4,053	3,916
Long-term occupancy obligations	95	74
Total other liabilities	$4,843	$5,679

7.    Income Taxes

Portrait Corporation of America, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax (provision) benefit are as follows:
	For the Fiscal Year Ended
	January 30, 2005		February 1, 2004	February 2, 2003
Current:
Federal	$	---	$77	$(200)
State		---	(476)	(26)
Foreign		(1,329)	(95)	(52)
Total current		(1,329)	(494)	(278)
Deferred:
Federal		2,229	(2,581)	(2,386)
State		678	(158)	377
Foreign		1,001	1,085	(1,488)
Valuation allowance change		(17,348)	---	18,592
Total deferred		(13,440)	(1,654)	15,095
Total (provision) benefit		$(14,769)	$(2,148)	$14,817

For the years ended January 30, 2005, February 1, 2004, and February 2, 2003, the provision for income taxes differs from the amount of income tax determined by using the applicable U.S. statutory rate. The determination of the Company’s provision for income taxes requires significant judgment and the use of estimates to interpret and apply complex international and domestic tax laws. Reserves are established when, despite management’s belief the Company’s tax return positions are fully supportable, management believes certain positions may be successfully challenged. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate, as well as the related net interest and penalties, if applicable. When facts and circumstances change, these reserves are adjusted through the provision for income taxes. As of January 30, 2005 and February 1, 2004, the Company had accrued $1.9 million and $0.6 million, respectively, for probable liabilities resulting from possible tax assessments by various taxing authorities.

A reconciliation of the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes of the Company to the consolidated income tax (provision) benefit follows:

	For the Fiscal Year Ended
	January 30, 2005		February 1, 2004		February 2, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (provision) benefit at U.S. statutory federal rates	$5,090	34%	$(1,180)	(34)%	$130	34%
Expenses not deductible	(197)	(1)	(210)	(6)	(228)	(60)
State income tax (provision) benefit, net of federal income tax (provision) benefit	447	3	(416)	(13)	(475)	(124)
Additional foreign subsidiary taxes	(1,941)	(13)	334	10	(1,868)	(488)
Mark-to-market derivative expense	---	---	---	---	(944)	(247)
Non-deductible interest	(820)	(5)	(676)	(19)	(1)	---
Valuation allowance	(17,348)	(117)	---	---	18,592	4,866
Other	---	---	---	---	(389)	(102)
Total (provision) benefit	$(14,769)	(99)%	$(2,148)	(62)%	$14,817	3,879%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 2005 and February 1, 2004 are as follows:

	January 30, 2005		February 1, 2004
Deferred tax assets:
Current:
Inventory, principally due to obsolescence reserve		$237	$207
Workers’ compensation accrual		1,271	1,055
Deferred revenue		1,612	---
Other		254	343
Valuation allowance		(2,086)	---
Net current deferred tax assets		1,288	1,605
Noncurrent:
Alternative minimum tax and other tax credits		1,333	1,365
Net operating loss carryforward (federal, state, foreign)		16,944	14,494
Postretirement benefits		---	460
Intangibles		29	89
Stock option, principally due to compensation element		803	778
Interest expense deferred for tax		3,933	2,008
Workers’ compensation accrual		1,662	1,519
Other		---	17
Valuation allowance		(15,339)	(77)
Net noncurrent deferred tax assets		9,365	20,653
Total deferred tax assets		10,653	22,258
Deferred tax liabilities:
Current:
Prepaid expenses		(1,179)	---
Noncurrent:
Plant and equipment, principally due to differences in depreciation		(9,474)	(8,818)
Total deferred tax liabilities		(10,653)	(8,818)
Net deferred tax assets	$	---	$13,440

For the fiscal year ended January 30, 2005, a valuation allowance was provided against the deferred tax assets since management concluded it was more likely than not that such deferred tax assets would ultimately not be realized.

At January 30, 2005, the Company had gross U.S. federal, foreign and state net operating loss carryforwards of approximately $33 million, $8 million and $4 million, respectively, expiring in various amounts beginning 2010 through 2025. Additionally, the Company has minimum tax credit carryforwards with indefinite expiration of approximately $1 million.

8.    Employee Benefits

The Company has a profit sharing plan with annual discretionary contributions by the Company as directed by the Board of Directors for all employees who meet certain eligibility requirements. The Company made no contributions in fiscal 2004, fiscal 2003, or fiscal 2002.

The Company also sponsors a 401(k) plan for all employees. Employees may elect to contribute up to seventy-five percent of their gross wages. The Company did not contribute to this plan in fiscal 2004, 2003 and 2002.

The Company previously provided health and life insurance benefits, effective February 1, 1992, to those persons already retired on February 1, 1992 and to those employees who were 55 years of age with 5 years of service on February 1, 1992. The plan provides for annual benefits of $2,000 (single) or $4,000 (married) toward the purchase of supplemental health care coverage. An eligible employee who retired after February 1, 1992 could have received benefits after attaining the age of 65. The plan was closed to new participants in March 1993 and only employees in the plan prior to March 1993 were eligible for benefits.

On June 29, 2004, the Board of Directors of the Company passed a resolution to terminate this plan. As a result of this termination, the Company recognized a reduction in the accrued benefit cost for this plan and a corresponding reduction in general and administrative expenses of $1.1 million, representing a reversal of future costs accrued under the plan.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was approximately 6% at February 1, 2004. There were no assumptions for trends since the Company’s obligation was limited to the dollar amounts previously stated.

The following tables set forth the change in projected benefit obligation and funded status of the health and life insurance benefits plan as of January 30, 2005 and February 1, 2004:

	January 30, 2005		February 1, 2004
Change in benefit obligation:
Benefit obligation at beginning of year		$1,191		$1,220
Benefits paid		(80)		(134)
Net periodic benefit cost		---		68
Actuarial (gain) loss		(1,111)		37
Benefit obligation at end of year	$	---		$1,191
Plan assets	$	---	$	---
Funded status	$	---		$(1,191)
Accrued benefit cost	$	---		$(1,191)

The components of net periodic benefit costs are as follows:
	For the Fiscal Year Ended
	January 30, 2005		February 1, 2004	February 2, 2003
Interest cost	$	---	$68	$67
Amortization		---	---	(11)
Net periodic benefit costs	$	---	$68	$56

Of the above accrued postemployment costs, $1.1 million at February 1, 2004 is included in Other Liabilities in the accompanying consolidated balance sheets, while $0.1 million is classified as Other Accrued Liabilities at February 1, 2004.

9.    Commitments and Contingencies

The Company is committed under lease arrangements covering certain computer and office equipment. The approximate minimum rental payments under existing non-cancelable leases with initial or remaining terms of more than one year at January 30, 2005 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2005	$1,363	$24
2006	823	24
2007	492	13
2008	270	---
2009	125	---
2010 and thereafter	88	---
Total	$3,161	$61
Less amounts representing interest		8
Total principal on capital leases		$53

Certain of the Company’s operating lease agreements have renewal options. Rental expense for all operating leases was $1.7 million, $1.3 million, and $0.9 million for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003, respectively.

Prior to February 4, 2002, the Company had a long-term non-cancelable supply agreement for the purchase of film, photographic paper and processing chemistry. On February 4, 2002, the Company entered into a new supply agreement. This agreement is for a period of five years and requires the Company to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. As of January 30, 2005, the Company was not in compliance with this agreement due to exceeding payment terms. However, during fiscal 2004 the Company agreed to pay the supplier interest at an annual rate of 6% on past due payables. As a result, the Company recognized $0.4 million in interest expense related to these past due payables. The Company and this supplier entered into an agreement on June 15, 2005 to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided the Company does not breach its agreement with the supplier in any other way, and pays for the Company’s photographic film, paper and chemistry needs on a cash-on-delivery basis. The Company is currently negotiating a revised agreement with this supplier. On May 27, 2005, the supplier’s German parent company declared it was insolvent.

The Company leases 33 locations for its Hometown Threads® business, purchased on October 22, 2004 as described in Note 13, from Wal-Mart pursuant to separate leases, the first of which was entered into on May 15, 2000. Hometown Threads® franchisees sublease 32 of these locations and the Company operates one location as a company-owned store. The leases are for a term of 5 years each with the option to renew for an additional 5 years provided the Company gives Wal-Mart at least 180 days notice of the desire to renew. The sublessees, the 32 franchisees, pay rent directly to Wal-Mart, but, in the event a franchisee does not pay the rent, the Company is liable to Wal-Mart for any such unpaid rent. The amounts of these subleases not included in the table of non-cancelable leases with initial or remaining terms of more than one year at January 30, 2005 are as follows:

Fiscal Year	Amount
2005	$559
2006	520
2007	448
2008	319
2009	112

Total	$1,958

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

10.   Redeemable Convertible Preferred Stock—Series A

On May 3, 1999, the Company completed the sale of 15,000 shares of its Series A preferred stock to Jupiter Partners II L.P. (“Jupiter Partners”) for net cash consideration of $14.9 million ($1,000 per share). Series A preferred stockholders are entitled to receive a dividend or distribution when the Board of Directors declares a dividend or makes any other distribution to the holders of common stock. Such dividend or distribution to Series A preferred stockholders will be equal to the amount of dividend or distribution that would be paid on the common stock into which the Series A preferred stock is convertible. Any such amounts shall be paid to the holders of Series A preferred stock at the same time such dividend is paid to holders of common stock. No such dividends have been declared.

The Series A preferred stock has voting rights equal to 125 shares of common stock, and at any time at the option of the holder, can be converted into 125 shares of the Company’s common stock, subject to adjustment for certain events. The Series A preferred stock stockholders shall also have the right to appoint one director to the Company’s Board of Directors.

Prior to December 20, 2002, the Company was required to redeem, to the extent it had legally available funds, all of the shares of Series A preferred stock on April 30, 2011. At the time of redemption, the Company was to have paid to the holders of Series A preferred stock the greater of $1,000 per share or the fair market value of the common stock into which such Series A preferred stock shares are convertible, plus all declared and unpaid dividends. In the event that the Company did not have sufficient legally available funds on such date to redeem all outstanding shares of the Series A preferred stock, then the Company would redeem on the redemption date the number of shares of the Series A preferred stock which it had legally available funds to redeem. The shares not redeemed on the redemption date would have been redeemed in whole or from time to time in part on the first date on which the Company had legally available funds for the redemption. Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A preferred stock were modified. The redemption of the Series A preferred stock by the Company is now at the option of the holders of the Series A preferred stock, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A preferred stock and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends. For the year ended January 30, 2005, the Company had no declared but unpaid dividends.

11.   Stock Options and Warrants

Stock Options—The 1996 Omnibus Long-Term Compensation Plan (the “1996 Plan”) provides for the issuance of up to 811,550 shares of the Company’s common stock (the same number that had been available for issuance under the Company’s 1990 Non-Qualified Stock Option Plan (the “1990 Plan”) and the 1992 Non-Qualified Stock Option Plan (the “1992 Plan”)). The 1996 Plan replaced and superseded the 1990 Plan and the 1992 Plan, except with respect to options and shares of common stock issued and outstanding under those plans which will continue to be governed by the terms of such plans. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards. Under the 1996 Plan, the Compensation Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (“SARs”), Performance Restricted Stock Awards, Performance Awards, and performance units (collectively, “Awards”) to senior level employees of the Company. In addition, the 1996 Plan provides for the grant of stock options to nonemployee directors upon their election to the Board and allows nonemployee directors to elect to take their compensation as directors in the form of options.

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

Warrants—In addition, in fiscal 2000 the Company issued warrants for the purchase of 254,150 shares of its common stock at an exercise price of $0.20 per share and in fiscal 2001 the Company issued warrants for the purchase of 254,150 shares of its common stock at an exercise price of $0.20 per share. Warrants issued in fiscal 2001 for the purchase of 254,150 shares of the Company’s common stock were cancelled on June 27, 2002.

Also on June 27, 2002, the Company issued warrants for the purchase of 52,460 shares of its common stock at an exercise price of $0.01 per share and 287 shares of its Series A preferred stock at an exercise price of $0.01 per share.

At January 30, 2005, the range of exercise prices and the weighted average remaining contractual life of common stock options and warrants outstanding are as follows:

		Common Stock Options and Warrants Outstanding
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number of Common Stock Options and Warrants Exercisable
$0.01	52,460	5.4	52,460
$0.20	254,150	1.6	254,150
$8.00	294,300	1.7	294,300
$18.50	5,000	3.1	5,000
$26.50	303,450	1.9	300,950
$30.00	147,000	4.3	99,050
Total	1,056,360		1,005,910

The weighted average fair value per option granted in fiscal 2003, and 2002 was $7.79, and $8.27, respectively. No options were granted in fiscal 2004. The weighted average fair value of warrants granted in fiscal 2002 was $30.48. No warrants were granted in fiscal 2004 and 2003. The Company valued its stock options and warrants using the Black-Scholes option valuation method.

Weighted average fair value per option	January 30, 2005 (1)	February 1, 2004	February 2, 2003
Assumption used:
Weighted average expected volatility	N/A	40%	40%
Weighted average expected dividend yield	N/A	0%	0%
Weighted average risk-free interest rate	N/A	3.85%	4.80%
Weighted average expected life, in years	N/A	8.00	8.00
_______________
(1) No options were granted in fiscal 2004.

Estimated volatility was based on an analysis of a comparable company because the Company’s stock is not publicly traded.

The following table sets forth information regarding the common stock option plans and warrants:

	Number of Common Shares	Weighted Average Price
Options and warrants outstanding February 3, 2002	1,313,897	$11.68
Options cancelled	(57,597)	(10.75)
Warrants cancelled	(254,150)	(0.20)
Options granted	5,000	30.00
Warrants granted	52,460	0.01
Options and warrants outstanding February 2, 2003	1,059,610	13.99
Options cancelled	(41,800)	(28.04)
Options granted	49,500	30.00
Options exercised	(1,200)	(8.00)
Options and warrants outstanding February 1, 2004	1,066,110	14.19
Options cancelled	(9,750)	(18.44)
Options and warrants outstanding January 30, 2005	1,056,360	$14.15

12. Business Segments

The Company has two reportable segments, Retail and Institutional. The Retail segment serves customers in retail stores and military bases in the U.S., Canada, Mexico, Germany and the U.K. The Institutional segment serves institutional markets such as church congregations.

The Company evaluates performance based on sales and Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus other expense, early extinguishments of debt, interest, taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements.

Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors as it is used by management to evaluate the operating performance of the Company. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including other expense and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While management believes some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income and/or income from operations.

Business Segment Data
	Retail	Institutional	Consolidated
For the year ended January 30, 2005
Net loss	$(27,441)	$(2,299)	$(29,740)
Reconciling items:
Depreciation and amortization	12,642	176	12,818
Income tax provision	14,029	740	14,769
Interest income	(8)	---	(8)
Interest expense	31,368	1,099	32,467
Adjusted EBITDA	$30,590	$(284)	$30,306

For the year ended February 1, 2004
Net income (loss)	$2,490	$(1,168)	$1,322
Reconciling items:
Depreciation and amortization	11,225	183	11,408
Income tax provision	2,132	16	2,148
Interest income	(10)	---	(10)
Interest expense	29,532	1,184	30,716
Adjusted EBITDA	$45,369	$215	$45,584

For the year ended February 2, 2003
Net income (loss)	$16,940	$(2,505)	$14,435
Reconciling items:
Depreciation and amortization	9,962	206	10,168
Income tax benefit	(14,143)	(674)	(14,817)
Interest income	(14)	---	(14)
Interest expense	27,247	1,377	28,624
Other expense	2,652	124	2,776
Early extinguishment of debt	4,424	145	4,569
Adjusted EBITDA	$47,068	$(1,327)	$45,741

For the year ended January 30, 2005
Sales	$313,126	$10,427	$323,553
Adjusted EBITDA	$30,590	$(284)	$30,306
Total assets	$165,786	$1,006	$166,792

For the year ended February 1, 2004
Sales	$312,357	$12,457	$324,814
Adjusted EBITDA	$45,369	$215	$45,584
Total assets	$162,435	$1,230	$163,665

For the year ended February 2, 2003
Sales	$282,309	$14,307	$296,616
Adjusted EBITDA	$47,068	$(1,327)	$45,741

Geographic Data
	United States		Canada		Mexico		Other Foreign		Consolidated
January 30, 2005
Sales		$287,548		$25,179		$9,359		$1,467		$323,553
Long-term assets		$114,654		$7,848		$2,310		$2,348		$127,160
Deferred tax assets	$	---	$	---	$	---	$	---	$	---

February 1, 2004
Sales		$294,067		$21,466		$8,446		$835		$324,814
Long-term assets		$108,051		$6,449		$2,092		$1,892		$118,484
Deferred tax assets		$13,440	$	---	$	---	$	---		$13,440

February 2, 2003
Sales		$272,628		$17,018		$6,876		$94		$296,616

13. Acquisitions, Goodwill and Intangible Assets

At January 31, 2005, February 2, 2004 and February 3, 2003, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit. As a result, the Company recognized no impairments of goodwill in these fiscal years.

On October 22, 2004, PCA LLC, a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Hometown Threads LLC (“Hometown Threads®”) from Hirsch International Corp. The results of operations of Hometown Threads®have been included in the consolidated financial statements since that date. Pro forma results for prior periods are not considered material. Hometown Threads® is an operator and franchisor of retail stores specializing in embroidery services and the personalization of gifts. The majority of Hometown Threads® stores are located in U.S. Wal-Mart stores. The purchase price was $1.5 million with $1.1 million paid at closing, $0.2 million to be paid under certain conditions and $0.2 million in assumed liabilities. The excess of the purchase price over the fair value of the net identifiable assets acquired, which included a trademark valued at $0.1 million, has been recorded as goodwill in the amount of $1.3 million.

The following table sets forth the information for intangible assets not subject to amortization:

	January 30, 2005	February 1, 2004
Unamortized intangible assets:
Goodwill	$52,989	$51,643
Trademark	135	---
Total goodwill and intangible assets	$53,124	$51,643

The change in the balance of goodwill from year to year, other than goodwill recorded as a result of the Hometown Threads® business acquisition, is related entirely to foreign currency fluctuations.

Amortization expense related to intangible assets is as follows:

	For the Fiscal Years Ended
	January 30, 2005		February 1, 2004		February 2, 2003
Aggregate amortization expense	$	---	$	---	$192

Amortization of $0.2 million in the fiscal year ending February 2, 2003 relates to non-compete agreements. These non-compete agreements were expired as of February 2, 2003.

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

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING BALANCE SHEET January 30, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries		Non-guarantor Subsidiaries		Eliminations		Total
Assets:
Cash and cash equivalents	$	---	$	---		$14,341		$837	$	---		$15,178
Accounts receivable		---		---		2,145		636		---		2,781
Inventories		---		---		11,391		48		---		11,439
Deferred income taxes		(1,090)		1,090		108		---		---		108
Prepaid expenses and other assets		---		---		3,300		3		---		3,303
Total current assets		(1,090)		1,090		31,285		1,524		---		32,809
Investments and intercompany accounts		(113,404)		93,885		(54,830)		(11,531)		85,880		---
Property and equipment, net		---		---		69,258		4,651		---		73,909
Goodwill, intangible and other assets, net		------		---		53,244		7		---		53,251
Deferred financing costs, net		1,404		5,419		---		---		---		6,823
Total assets		$(113,090)		$100,394		$98,957		$(5,349)		$85,880		$166,792

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$	---	$	---	$	---	$	---	$	---	$	---
Current portion of long-term debt		---		---		182		---		---		182
Accounts payable—trade		---		---		35,743		436		---		36,179
Accrued insurance		---		---		4,141		---		---		4,141
Accrued income taxes		66		1,883		---		73		---		2,022
Accrued compensation		---		---		4,771		63		---		4,834
Accrued interest		---		10,377		---		---		---		10,377
Other accrued liabilities		---		---		12,698		1,769		---		14,467
Total current liabilities		66		12,260		57,535		2,341		---		72,202
Long-term debt, less current portion		43,776		201,870		34		---		---		245,680
Deferred income taxes		(1,724)		1,724		108		---		---		108
Other liabilities		695		---		4,148		---		---		4,843
Series A redeemable convertible preferred stock		15,000		---		---		---		---		15,000
Total shareholders’ equity (deficiency)		(170,903)		(115,460)		37,132		(7,690)		85,880		(171,041)
Total liabilities and shareholders’ equity (deficiency)		$(113,090)		$100,394		$98,957		$(5,349)		$85,880		$166,792

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING BALANCE SHEET February 1, 2004 (as restated; see Note 16)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries		Non-guarantor Subsidiaries		Eliminations		Total
Assets:
Cash and cash equivalents	$	---	$	---		$4,441		$379	$	---	$4,820
Accounts receivable		---		---		2,136		457		---	2,593
Inventories		---		---		12,163		73		---	12,236
Deferred income taxes		(1,783)		3,388		---		---		---	1,605
Prepaid expenses and other assets		---		---		3,702		(76)		---	3,626
Total current assets		(1,783)		3,388		22,442		833		---	24,880
Investments and intercompany accounts		(101,806)		91,444		(68,935)		(7,724)		87,021	---
Property and equipment, net		---		---		62,843		3,979		---	66,822
Goodwill, intangible and other assets, net		---		---		51,655		7		---	51,662
Deferred financing costs, net		1,581		6,885		---		---		---	8,466
Deferred income taxes, noncurrent		11,835		---		---		---		---	11,835
Total assets		$(90,173)		$101,717		$68,005		$(2,905)		$87,021	$163,665

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$	---		$10,000	$	---	$	---	$	---	$10,000
Current portion of long-term debt		---		---		279		---		---	279
Accounts payable—trade		---		---		23,425		242		---	23,667
Accrued insurance		---		---		4,055		(12)		---	4,043
Accrued income taxes		111		748		---		(1)		---	858
Accrued compensation		---		---		5,195		114		---	5,309
Accrued interest		---		10,129		68		---		---	10,197
Other accrued liabilities		---		---		10,069		50		---	10,119
Total current liabilities		111		20,877		43,091		393		---	64,472
Long-term debt, less current portion		37,088		182,407		163		---		---	219,658
Deferred income taxes		(1,837)		1,837		---		---		---	---
Other liabilities		628		---		5,051		---		---	5,679
Series A redeemable convertible preferred stock		15,000		---		---		---		---	15,000
Total shareholders’ equity (deficiency)		(141,163)		(103,404)		19,700		(3,298)		87,021	(141,144)
Total liabilities and shareholders’ equity (deficiency)		$(90,173)		$101,717		$68,005		$(2,905)		$87,021	$163,665

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Fiscal Year Ended January 30, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$312,726	$10,827	$	---	$323,553
Cost of sales		---		---	246,896	11,500		---	258,396
Gross profit		---		---	65,830	(673)		---	65,157
General and administrative		---		---	44,307	3,362		---	47,669
Income (loss) from operations		---		---	21,523	(4,035)		---	17,488
Interest income		---		---	6	2		---	8
Interest expense		(6,932)		(25,105)	(430)	---		---	(32,467)
Investment income (loss) in equity of wholly-owned subsidiaries		(12,056)		17,108	(3,991)	---		(1,061)	---
Income (loss) before income taxes		(18,988)		(7,997)	17,108	(4,033)		(1,061)	(14,971)
Income tax benefit (provision)		(10,752)		(4,059)	---	42		---	(14,769)
Net income (loss)		$(29,740)		$(12,056)	$17,108	$(3,991)		$(1,061)	$(29,740)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Fiscal Year Ended February 1, 2004 (as restated; see Note 16)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$315,533	$9,281	$	---	$324,814
Cost of sales		---		---	234,483	10,545		---	245,028
Gross profit		---		---	81,050	(1,264)		---	79,786
General and administrative		---		---	44,942	668		---	45,610
Income (loss) from operations		---		---	36,108	(1,932)		---	34,176
Interest income		---		---	9	1		---	10
Interest expense		(5,948)		(24,755)	(13)	---		---	(30,716)
Investment income (loss) in equity of wholly-owned subsidiaries		5,728		34,117	(1,987)	---		(37,858)	---
Income (loss) before income taxes		(220)		9,362	34,117	(1,931)		(37,858)	3,470
Income tax benefit (provision)		1,542		(3,634)	---	(56)		---	(2,148)
Net income (loss)		$1,322		$5,728	$34,117	$(1,987)		$(37,858)	$1,322

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Fiscal Year Ended February 2, 2003 (as restated; see Note 16)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$289,646	$6,970	$	---	$296,616
Cost of sales		---		---	213,205	6,346		---	219,551
Gross profit		---		---	76,441	624		---	77,065
General and administrative		---		---	39,591	1,709		---	41,300
Amortization of intangibles		---		---	192	---		---	192
Income (loss) from operations		---		---	36,658	(1,085)		---	35,573
Interest income		---		---	11	3		---	14
Interest expense		(3,200)		(25,398)	(26)	---		---	(28,624)
Other expense		(715)		(2,061)	---	---		---	(2,776)
Early extinguishment of debt		---		(4,569)	---	---		---	(4,569)
Investment income (loss) in equity of wholly-owned subsidiaries		6,664		35,509	(1,134)	---		(41,039)	---
Income (loss) before income taxes		2,749		3,481	35,509	(1,082)		(41,039)	(382)
Income tax benefit (provision)		11,686		3,183	---	(52)		---	14,817
Net income (loss)		$14,435		$6,664	$35,509	$(1,134)		$(41,039)	$14,435

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Fiscal Year Ended January 30, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash provided by (used in) operating activities	$	---		$(9,000)	$31,015	$2,153		$80	$24,248
Net cash used in investing activities		---		---	(20,630)	(1,892)		---	(22,522)
Net cash provided by (used in) financing activities		---		9,000	(287)	---		---	8,713
Effect of exchange rate changes on cash		---		---	(198)	197		(80)	(81)
Increase in cash and cash equivalents		---		---	9,900	458		---	10,358
Cash and cash equivalents at beginning of period		---		---	4,441	379		---	4,820
Cash and cash equivalents at end of period	$	---	$	---	$14,341	$837	$	---	$15,178

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Fiscal Year Ended February 1, 2004 (as restated; see Note 16)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash provided by (used in) operating activities		$19		$(6,060)	$21,681	$2,344		$10	$17,994
Net cash used in investing activities		---		---	(19,193)	(1,873)		---	(21,066)
Net cash provided by (used in) financing activities		(19)		6,060	---	---		(10)	6,031
Effect of exchange rate changes on cash		---		---	(359)	(295)		---	(654)
Increase in cash and cash equivalents		---		---	2,129	176		---	2,305
Cash and cash equivalents at beginning of period		---		---	2,312	203		---	2,515
Cash and cash equivalents at end of period	$	---	$	---	$4,441	$379	$	---	$4,820

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Fiscal Year Ended February 2, 2003 (as restated; see Note 16)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash provided by operating activities	$	---		$14,598	$14,770	$1,533	$	---	$30,901
Net cash used in investing activities		---		---	(14,593)	(2,453)		---	(17,046)
Net cash used in financing activities		---		(14,598)	---	---		---	(14,598)
Effect of exchange rate changes on cash		---		---	(543)	931		---	388
Increase (decrease) in cash and cash equivalents		---		---	(366)	11		---	(355)
Cash and cash equivalents at beginning of period		---		---	2,678	192		---	2,870
Cash and cash equivalents at end of period	$	---	$	---	$2,312	$203	$	---	$2,515

15. Selected Quarterly Financial Data (unaudited)

The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods. The financial information gives effect to the restatement discussed in Note 16 herein.

	Fiscal Quarters Ended
	May 2, 2004		August 1, 2004
	As Previously Reported	As Restated; see Note 16	As Previously Reported	As Restated; see Note 16
Sales	$79,896	$79,896	$68,442	$68,442
Gross Profit	17,190	17,106	11,027	11,264
Income from operations	5,470	5,362	878	766
Net income (loss)	(1,177)	(1,285)	(2,015)	(2,127)

	Fiscal Quarters Ended
	October 31, 2004		January 30, 2005
	As Previously Reported	As Restated; see Note 16
Sales	$68,829	$68,829	$106,386
Gross Profit	6,974	7,481	29,306
Income (loss) from operations	(4,829)	(6,305)	17,665
Net income (loss)	(34,411)	(34,388)	8,060

	Fiscal Quarters Ended
	May 4, 2003		August 3, 2003
	As Previously Reported	As Restated; see Note 16	As Previously Reported	As Restated; see Note 16
Sales	$71,556	$71,556	$71,309	$71,309
Gross Profit	16,194	16,421	16,025	15,681
Income from operations	4,681	4,691	5,168	4,971
Net income (loss)	(1,686)	(1,676)	(1,394)	(1,591)

	Fiscal Quarters Ended
	November 2, 2003		February 1, 2004
	As Previously Reported	As Restated; see Note 16	As Previously Reported	As Restated; see Note 16
Sales	$73,418	$73,417	$108,531	$108,532
Gross Profit	13,380	13,344	34,840	34,340
Income from operations	1,644	1,623	22,683	22,891
Net income (loss)	(1,497)	(1,518)	5,955	6,107

16. Restatement

Subsequent to the issuance of the fiscal 2003 financial statements, the Company became aware of a tax claim from SAT from the Company’s Mexican subsidiary. The Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT and engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary.

As a result, the Company concluded the financial statements required restatement due to errors discovered in the Company’s Mexico accounting department books and records. These errors related primarily to the capitalization and depreciation of property and equipment and expensing of prepaid assets. Additionally, several financial statement account balances were reported differently to the Company than was reported in the Mexico general ledger. Although the Company believes these errors did not result in a material misstatement of the Company’s consolidated financial statements for any previously filed annual or interim periods, the cumulative effect of correcting these errors would have had a material effect on the Company’s results of operations for fiscal 2004. As a result, the Company has restated the accompanying consolidated financial statements as of and for the years ended February 1, 2004,and February 2, 2003.

A summary of the significant effects of the restatement on the Company’s consolidated financial statements for fiscal 2003 and 2002 is as follows:

	As of and for the Fiscal Year Ended February 1, 2004		As of and for the Fiscal Year Ended February 2, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated balance sheets:
Cash and cash equivalents			$2,522	$2,515
Accounts receivable	$2,349	$2,593	1,723	1,860
Deferred income taxes	3,124	1,605
Prepaid expenses and other assets	4,018	3,626	2,971	2,357
Total current assets	26,547	24,880	22,061	21,577
Photographic, sales and finishing equipment	139,742	138,679	123,530	122,682
Accumulated depreciation and amortization	111,776	111,931	101,371	101,504
Property and equipment, net	68,040	66,822	57,762	56,781
Deferred income taxes, noncurrent	10,316	11,835
Other assets	34	19	39	16
Total assets	165,046	163,665	152,469	150,981

Accounts payable—trade	23,672	23,667	26,627	26,568
Accrued insurance	4,055	4,043	3,960	3,955
Accrued income taxes			495	542
Accrued compensation	5,270	5,309	4,740	4,754
Other accrued liabilities	10,128	10,119	9,853	9,833
Total current liabilities	64,459	64,472	57,853	57,830
Total liabilities	289,796	289,809	278,797	278,774
Accumulated deficit	(166,851)	(168,493)	(168,229)	(169,815)
Accumulated other comprehensive loss	(282)	(34)	(419)	(298)
Total shareholders’ deficiency	(139,750)	(141,144)	(141,328)	(142,793)
Total liabilities and shareholders’ deficiency	165,046	163,665	152,469	150,981

Statements of operations:
Costs of sales	244,375	245,028	219,872	219,551
Gross profit	80,439	79,786	76,744	77,065
General and administrative	46,263	45,610	41,090	41,300
Income from operations	34,176	34,176	35,462	35,573
Income (loss) before income taxes	3,470	3,470	(493)	(382)
Income tax benefit (provision)	(2,092)	(2,148)	14,869	14,817
Net income	1,378	1,322	14,376	14,435

	Fiscal Year Ended February 1, 2004		Fiscal Year Ended February 2, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Statement of cash flows:
Net income	$1,378	$1,322	$14,376	$14,435
Depreciation and amortization	11,386	11,408	10,090	10,168
Accounts receivable	(626)	(733)	(230)	(560)
Prepaid expenses and other assets	(987)	(1,210)	51	296
Other noncurrent assets	5	(3)	(32)	(6)
Accounts payable—trade	(2,955)	(2,901)	2,571	2,416
Accrued expenses	988	959	931	956
Other current accrued liabilities	275	286	112	92
Net cash provided by operating activities	18,330	17,994	30,972	30,901
Purchases of property and equipment	(21,314)	(21,080)	(17,037)	(17,046)
Net cash used in investing activities	(21,300)	(21,066)	(17,037)	(17,046)
Effect of exchange rate changes on cash	(763)	(654)	300	388
Increase (decrease) in cash and cash equivalents	2,298	2,305	(363)	(355)
Cash and cash equivalents at beginning of period	2,522	2,515	2,885	2,870
Cash and cash equivalents at end of period			2,522	2,515

17. Subsequent Event

On July 15, 2005, PCA LLC and PCA Finance Corp. issued $50 million of 14% Senior Secured Notes due 2009 (“Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2009 and require interest to be paid on the first day of each month beginning August 1, 2005. The Senior Secured Notes are guaranteed on a senior secured basis by Portrait Corporation of America, Inc., which is the sole owner of PCA LLC, and any existing and future domestic subsidiaries of PCA LLC. The proceeds from the issuance of the Senior Secured Notes was used to fully repay PCA LLC’s prior senior secured credit facility of $32.5 million, to place $9.8 million in escrow to satisfy the Company’s interest payment due on August 1, 2005 relating to its obligations under the Senior Notes, to pay fees and expenses related to the issuance of the Senior Secured Notes of $3.9 million, and to provide additional working capital of $3.8 million. Concurrently with the issuance of the Senior Secured Notes, PCA LLC entered into a $10.0 million new senior secured revolving credit facility and a $20.0 million new letters of credit facility. The new senior secured revolving credit facility and the new letters of credit facility are guaranteed by Portrait Corporation of America, Inc. and any existing and future domestic subsidiaries of PCA LLC. Management believes this additional financing will provide the Company sufficient liquidity to sustain operations for a reasonable period of time.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)    Disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)    Internal control over financial reporting. We identified a deficiency in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) of our Mexican subsidiary during fiscal 2004. During fiscal 2004, we became aware of a tax claim for amounts due to SAT, the Mexican tax authority, from our Mexican subsidiary. The amounts alleged due to SAT consisted of $1.4 million for the fiscal years 1997 and 1998 and approximately $0.1 million for January through June of 2000. As a result of our delinquency in paying these amounts, fines, penalties and interest of $4.5 million were added by SAT to the outstanding claim. We conducted a preliminary investigation of this matter and subsequently engaged law firms in Mexico and the U.S. to assist in negotiating a settlement with SAT and an independent accounting firm (other than our independent registered public accounting firm) to perform forensic accounting work. We recorded a $1.5 million charge in the third quarter of fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

As a result of our investigation, we dismissed several employees who we suspect may have been engaged in fraudulent activities and hired new employees to replace those employees. The uncertainty of the impact of these activities on our financial reporting and other disclosures is one reason we did not file our Annual Report on Form 10-K for the 2004 fiscal year and our quarterly report on Form 10-Q for the first quarter of fiscal 2005 on time.

As a result of our internal investigation, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter offiscal 2004 by our Mexico accounting department. As a result, we concluded that certain adjustments were required to restate our historical financial statements. Such adjustments have been reflected as a restatement in our annual financial statements filed herein as of and for the years ended February 1, 2004 and February 2, 2003. We are also implementing a process through which we will review and validate the controls and procedures in place, including but not limited to approval of expenses, treasury management policies for cash handling, and review of bank reconciliations and tax filings. This process will be performed by U.S.-based personnel in conjunction with our Mexican operations senior management team.

In addition, our internal control over financial reporting relating to accounting for income taxes was deemed a reportable condition and discussed with our Audit Committee. We have engaged a public accounting firm (other than our independent registered public accounting firm) to assist us in the accounting for income taxes prospectively.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The members of our Board of Directors are as follows:

Name	Age	Affiliation
Terry J. Blumer	46	Jupiter Partners
Barry J. Feld	48	PCA
Bridgette P. Heller	43	Johnson & Johnson
John F. Klein	42	Jupiter Partners
Fredric M. Roberts	63	F.M. Roberts & Company
Eric A. Scheuermann	39	Jupiter Partners
John A. Sprague	52	Jupiter Partners

Terry J. Blumer has served as a director since August 1998. He co-founded the predecessor to Jupiter Partners in 1994. Prior to that, he was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director. Mr. Blumer currently serves as an Investment Manager for Jupiter Partners.

Barry J. Feld has been our President and Chief Executive Officer and a director since August 1999. He was appointed Chairman of the Board in January 2000.

Bridgette P. Heller has served as a director since March 1998. She spent seventeen years with Kraft Foods, from September 1985 to October 2002, most recently as the Executive Vice President and General Manager for the North American Coffee portfolio. Ms. Heller is currently Global President, Baby, Kids and Wound Care Franchise of Johnson & Johnson.

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

Executive Officers of Registrant

Our executive officers are as follows:
Name	Age	Positions and Offices
Barry J. Feld	48	President, Chief Executive Officer and Chairman of the Board
James O. Mattox	52	Executive Vice President, Operations
Donald Norsworthy	46	Executive Vice President, Chief Financial Officer and Treasurer
J. Robert Wren, Jr.	58	Executive Vice President, General Counsel and Secretary
Rickey Pickett	42	Chief Information Officer
William J. Billiard	39	Senior Vice President, Corporate Controller
Todd J. Fine	36	Senior Vice President, U.S. Wal-Mart Operations

Mr. Feld has served as our President and Chief Executive Officer since August 1999 and became Chairman of our Board of Directors in January 2000. From November 1998 to June 1999, he was President and Chief Operating Officer of Vista Eyecare, Inc., a specialty eyecare retailer. He joined Vista Eyecare as a result of its acquisition of New West Eyeworks, Inc., where he had been serving as President and a director since May 1991 and as Chief Executive Officer and a director since February 1994. During his eight-year tenure at New West, the company implemented a new merchandising strategy and successfully completed both an initial public offering and subsequent follow-on offering, which resulted in a high growth specialty retailer that operated 178 stores in thirteen western and mid-western states prior to its acquisition by Vista Eyecare. From 1987 to May 1991 he was with Frame-n-Lens Optical, Inc. where he served as its president prior to joining New West. Frame-n-Lens Optical Inc. was the largest chain of retail optical stores in California. Prior to that, he served in various senior management positions at Pearle Health Services for 10 years and, for a number of years, he served as an acquisition and turnaround specialist for optical retail groups acquired by Pearle. Mr. Feld is a member of the Board of Directors of Cost Plus, Inc. a publicly traded specialty retailer of casual home furnishings and entertainment products and The Home Service Store in Atlanta, Georgia. Mr. Feld is a graduate of Essex College and the Stanford University Executive Management Program.

Mr. Mattox serves as Executive Vice President of Operations. He is responsible for managing Wal-Mart, military and institutional operations in the United States. He joined us in 1997 as Senior Vice President of Operations with our acquisition of American Studios. Mr. Mattox was instrumental in building the Wal-Mart relationship at American Studios from 1993 to 1997, where he served most recently as Senior Vice President of Operations. From 1977 to 1993, Mr. Mattox served in various sales management roles with American Studios, including Senior Vice President of Operations. Mr. Mattox is a graduate of Western Carolina University.

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

Mr. Pickett serves as our Chief Information Officer. He became Chief Information Officer in May 2005 after serving over 19 years in information technology and provides strategic vision to the executive officers of the Company. Mr. Pickett joined us in April 2002 having served most recently as Vice President of Corporate Information Systems. He has been instrumental in transforming mission critical manufacturing and corporate systems. Mr. Pickett received a degree in Business Administration from the University of North Carolina at Charlotte, graduating with honors.

Mr. Billiard joined us as Senior Vice President, Corporate Controller in August 2001. He is responsible for financial reporting, general accounting, tax, payroll, accounts payable, purchasing, inventory and fixed asset functions. From August 2000 to August 2001, Mr. Billiard served as Vice President and Chief Financial Officer of Tailored Management, Inc. From September 1995 to August 2000, he served in a number of senior financial positions with WorldTravel BTI companies, including Senior Vice President of Finance and Treasurer of TRX, Inc. and Controller of the 1996 Olympic Games Travel Network. He also was an accountant with Deloitte & Touche LLP, serving most recently as a Senior Auditor. Mr. Billiard received an Accounting degree from Pittsburg State University, graduating Summa Cum Laude, completed a Rotary Graduate Fellowship at the University of Tasmania (Australia), and has been a Certified Public Accountant since 1988.

Mr. Fine joined us as Senior Vice President of U.S. Wal-Mart Operations on March 8, 2004. He is responsible for five of our seven divisions representing approximately 75% of our U.S. Wal-Mart operations. Prior to joining us, Mr. Fine was Director of Operations for Kinko’s. Prior to that he served for three years as Director of Sales and Operations for The Limited, Inc. and as Head of Stores for Emerging Vision (formerly Sterling Optical) for approximately one and a half years.

Executive officers are appointed by our board of directors and serve at the discretion of the board.

Committees of Our Board

We have two principal standing committees of the board of directors.

Audit committee. The members of our audit committee are Bridgette P. Heller, Fredric M. Roberts and Eric F. Scheuermann. Ms. Heller and Mr. Roberts satisfy the independence requirements of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Because our company is not listed on an exchange, we have chosen to use the definition of “independence” for audit committee members as such term is used by the New York Stock Exchange listing standards. Our audit committee has authority over the engagement of, the approval of services provided by and the independence of, our auditors. In addition, the audit committee reviews our financial statements and the results of each external audit. The audit committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The audit committee also oversees our compliance program. Our board of directors believes that the audit committee members have sufficient financial knowledge, experience and sophistication to comprehend and critically analyze the company's financial statements, the audit thereof and discharge the audit committee's responsibilities and accordingly, has determined that identifying an audit committee financial expert is unnecessary at this time.

Compensation committee. The members of our compensation committee are Bridgette P. Heller and John F. Klein. The compensation committee has the authority, as delegated by our board of directors, to review and approve our employee benefit plans and administer our executive compensation plans. The compensation committee

-	reviews and approves corporate goals and objectives relevant to the compensation of our executive officers;

-	evaluates the performance of our executive officers; and

-	sets the compensation level of our officers based on its evaluation.

Code of Ethics

We have adopted a code of ethics that applies to all officers (including the principal executive officer, principal financial officer and corporate controller) and employees of Portrait Corporation of America, Inc. and its subsidiaries. The code of ethics will be provided to anyone requesting a copy, by email to bwren@pcaintl.com or by phone at 704-847-8011 extension 2460.

ITEM 11.    EXECUTIVE COMPENSATION

The following provides compensation information for our chief executive officer, each of our four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2004 (we refer to as the persons named in the table as the “named executive officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Barry J. Feld	2004	400,000	---	(1)	---	5,090	(2)
President, Chief Executive	2003	400,000	145,000	(1)	---	1,658	(2)
Officer and Chairman	2002	330,000	165,000	(1)	---	1,395	(2)

James O. Mattox	2004	241,000	---	(1)	---	1,524	(2)
Executive Vice President,	2003	241,000	35,000	(1)	2,000	1,524	(2)
Operations	2002	230,750	40,000	(1)	---	969	(2)

Donald Norsworthy	2004	235,000	---	(1)	---	3,245	(2)
Executive Vice President,	2003	204,936	80,000	(1)	10,000	549	(2)
Chief Financial Officer	2002	195,000	92,500	(1)	---	518	(2)
and Treasurer

J. Robert Wren, Jr.	2004	260,000	---	(1)	---	3,096	(2)
Executive Vice President,	2003	260,000	7,500	(1)	---	3,096	(2)
General Counsel and	2002	260,000	10,000	(1)	---	2,616	(2)
Secretary

Rick Gemereth (3)	2004	175,000	---	(1)	---	697	(2)
Senior Vice President,	2003	175,000	14,500	(1)	---	697	(2)
Chief Information Officer	2002	170,000	15,000	(1)	---	593	(2)
_______________

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of “Salary” and “Bonus.”

(2)	Includes amounts received as group term life insurance and key person life insurance benefits.

(3)	Resigned from the company April 29, 2005.

Option Grants During 2004

No options were granted in fiscal 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to options held by the named executive officers at the end of fiscal 2004. Values of unexercised in-the-money options at the end of fiscal 2004 are not provided since the common stock of our company is not traded publicly and therefore a market value based on sales or bid and asked prices is not determinable. No options were exercised in fiscal 2004.

Name	Number of Securities Underlying Unexercised Options Held at Fiscal Year End Exercisable/ Unexercisable (#)
Barry J. Feld	280,000/0
James O. Mattox	31,500/3,600
Donald Norsworthy	27,000/8,000
J. Robert Wren, Jr.	28,400/0
Rick Gemereth	31,100/0

Employment and Severance Arrangements

Mr. Feld became our President and Chief Executive Officer in August 1999. He was appointed Chairman of the Board in January 2000. Mr. Feld’s employment agreement was effective as of August 16, 1999 and has no specified term. Initially, Mr. Feld’s employment agreement provided for a base salary of $300,000, subject to periodic reviews by, and adjustments at the discretion of, the Board of Directors, and an annual bonus of up to 60% of his base salary for each year, subject to achievement of performance goals set annually in advance by the Board of Directors. The agreement also provided for the grant to Mr. Feld of options to purchase the following numbers of shares of our common stock: (1) 85,000 shares at $8.00 per share, and (2) 170,000 shares at $26.50 per share, the options of each grant vesting in four equal annual installment dates beginning on the first anniversary of his commencement date as Chief Executive Officer. These options will expire seven years after the commencement date of Mr. Feld’s employment, and will vest fully and must be exercised prior to or simultaneously with a change in control, not including an initial public offering. The options are subject to certain tag-along and drag-along rights. Upon Mr. Feld’s death or disability or termination without cause, unvested options will be cancelable by us, and none of his options will be subject to acceleration. Upon Mr. Feld’s termination for cause, all of his options will be cancelable by us. Upon Mr. Feld’s resignation as Chief Executive Officer, only his unvested options will be cancelable, but all vested options may be exercised within sixty (60) days or become cancelable immediately thereafter.

In the event that certain changes of control occur and Mr. Feld is offered comparable employment by us or our affiliate or successor after such change of control, he has agreed to accept such employment for at least twelve months following such change of control if requested, or else to forfeit 25% of the options he receives under the agreement. In the event that both (1) Jupiter Partners sells its interest in us for consideration in excess of its aggregate investment in us at the time of Mr. Feld’s employment agreement, and (2) the aggregate net spread value, which is the market price less exercise price of Mr. Feld’s options to purchase our shares at the time of such sale is less than $1 million, we will compensate Mr. Feld for the difference. Finally, Mr. Feld is entitled under the agreement to serve as Chairman of our Board of Directors.

Mr. Mattox entered into an employment agreement with us effective as of January 28, 1997 for a term of one year, and providing for certain compensation and benefits beyond the term of the agreement. Certain portions of this agreement remain in effect. In the event we terminate Mr. Mattox’s employment other than for cause or we do not offer employment to Mr. Mattox at the end of the term or thereafter upon the same or better terms, or Mr. Mattox chooses to terminate his employment voluntarily, Mr. Mattox will be paid a lump-sum severance benefit equal to $70,000 paid within 15 days following such termination, plus an additional $125,000 paid in 12 equal monthly installments. In the event of a termination for cause, Mr. Mattox will receive a lump sum severance benefit of $70,000.

Mr. Norsworthy entered into an employment agreement with us in October 1999. The employment agreement does not have a termination date, but is terminable with or without cause by either Mr. Norsworthy or us. Severance benefits payable to Mr. Norsworthy in the event we terminate his employment without cause consist of six additional months of his base salary, payable monthly.

Mr. Wren entered into an employment agreement with us effective as of January 28, 1997 for a term of three years, and providing for certain compensation and benefits beyond the term of the agreement. Certain portions of this agreement remain in effect. In the event we do not offer employment to Mr. Wren at the end of the term or thereafter upon the same or better terms, Mr. Wren will be paid a lump sum severance benefit equal to 100% of his base salary. In the event Mr. Wren chooses to terminate his employment voluntarily, he will be paid a severance benefit equal to 100% of his base salary in twelve monthly installments. In the event of a termination for cause, Mr. Wren will have no further rights to compensation.

Mr. Gemereth resigned effective April 29, 2005.

Management Stock Option Plan

We adopted the PCA International, Inc. Stock Option Plan, effective as of August 25, 1998. The purpose of the 1998 Option Plan is to provide for certain of our officers, directors and key personnel and certain of our affiliates an equity-based incentive to maintain and to enhance our performance and profitability. In addition, we maintain the 1996 Omnibus Long-Term Compensation Plan, under which options to purchase 107,100 shares of our common stock remain outstanding as of January 30, 2005. Options under this plan are exercisable at $8.00 per share, and as of February 2, 2003, all the outstanding options are 100% vested, but remain subject to the terms and conditions of the 1996 Omnibus Long-Term Compensation Plan.

The 1998 Option Plan authorizes the grant to participants of options to purchase up to 555,000 shares of common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of changes in our capitalization. In addition, our Board of Directors authorized options to purchase up to an additional 100,000 shares of our common stock at an exercise price of $30.00 per share for newly hired employees, promoted employees and in recognition of outstanding employee performance. Of the 655,000 options available for award, 2,450 have been exercised and are no longer available for issuance or reissuance. Such options have been or will be granted under terms consistent with the 1998 Stock Option Plan. Option awards under the 1998 Option Plan may be either “qualified,” which include those options that satisfy the requirements of Section 422 of the Internal Revenue Code for incentive stock options, or “nonqualified,” which include those options that are not intended to satisfy the requirements of Section 422 of the Internal Revenue Code.

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

In addition, unless an individual stock option agreement provides otherwise, our 1998 Option Plan provides that if a grantee violates any noncompetition or confidentiality provision of our 1998 Option Plan or otherwise in effect between the grantee and us, all options, whether or not exercisable shall automatically terminate. Our 1998 Option Plan contains specific non-compete and confidentiality provisions that prohibit grantees from participating in our line of business, interfering with our business relationships, disclosing our confidential information, and, until one year after termination of the grantee’s employment, soliciting our employees.

The 1998 Option Plan has a term of eight years. Our board may at any time amend, suspend or discontinue our 1998 Option Plan. No amendment, suspension or discontinuation will impair the rights of any grantee of any award without the consent of the grantee.

Compensation of Directors

Bridgette P. Heller and Fredric M. Roberts, our non-employee, non-Jupiter Partners directors, receive $5,000 for each meeting of our Board of Directors and lesser amounts for participating in any other matters upon request. Ms. Heller and Mr. Roberts do not receive compensation for committee participation. In addition, all reasonable expenses incurred by directors in connection with their service on our Board of Directors were reimbursed by us.

Compensation Committee Interlocks and Insider Participation

Bridgette P. Heller and John F. Klein have been the members of the compensation committee of our Board of Directors since May 16, 2000. Any disagreement and subsequent tie vote is resolved by presenting the matter to the entire Board of Directors.

Mr. Klein is a partner of Jupiter Partners, which entered into a stockholders agreement and a registration rights agreement with us pursuant to our recapitalization. The terms of the above referenced agreements are more fully described under “Item 13. Certain Relationships and Related Party Transactions.” Neither Ms. Heller nor Mr. Klein is a current or former officer of our company or any of our subsidiaries or has any relationship with our company or any of its subsidiaries other than as set forth in the previous sentence and those disclosed under “—Compensation of Directors.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 15, 2005, certain information regarding the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of the outstanding shares of our common stock, (2) each named executive officer, (3) each of our directors and (4) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Jupiter Partners II L.P. and Ganymede II LLC (2)	3,832,812	(3)	91.9%
Terry J. Blumer	3,832,812	(4)	91.9%
Barry J. Feld	281,334	(5)	10.9%
Bridgette P. Heller	10,000	(5)	*
John F. Klein	3,832,812	(4)	91.9%
Fredric M. Roberts	4,000	(5)	*
Eric F. Scheuermann	3,832,812	(4)	91.9%
John A. Sprague	3,832,812	(4)	91.9%
Bank of America Corporation	152,490	(6)	6.2%
Joseph H. Reich	115,405		5.0%
James O. Mattox	39,940	(5) (7)	1.7%
Donald Norsworthy	28,000	(5)	1.2%
J. Robert Wren, Jr.	46,066	(5) (8)	2.0%
Rick Gemereth	25,000	(5)	1.1%
All executive officers and directors as a group (14 persons)	4,272,152	(5)	93.2%
_______________

*	Less than 1%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power, including power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Except as otherwise set forth below, each beneficial owner exercises sole voting and sole investment power over the shares indicated. All shares of common stock issuable upon conversion of currently convertible preferred stock or preferred stock convertible within 60 days after the date set forth above or subject to options that are currently exercisable or exercisable within 60 days after the date set forth above are deemed to be beneficially owned by the holders of such preferred stock or options. For the purpose of calculating each holder’s or the executive officers and directors as a group percentage of the class, no shares of common stock issuable upon conversion of such convertible preferred stock or subject to such options are deemed to be outstanding other than shares of common stock issuable upon conversion of such convertible preferred stock or subject to options held by such holder or members of such group.

(2)
Ganymede II LLC is the general partner of Jupiter Partners II L.P. The address for Jupiter Partners II L.P., Ganymede II LLC and Messrs. Blumer, Klein, Scheuermann and Sprague is 12 East 49th Street, 36th Floor, New York, New York 10017.

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

(5)
The numbers and percentages of shares shown in the table above include stock options covering common stock exercisable and preferred stock convertible into common stock within 60 days of the date set forth above as follows: Mr. Blumer—1,875,000; Mr. Feld—280,000; Ms. Heller—10,000; Mr. Klein—1,875,000; Mr. Roberts—4,000; Mr. Mattox—32,900; Mr. Norsworthy—28,000; Mr. Scheuermann—1,875,000; Mr. Sprague—1,875,000; Mr. Wren—28,400; and Mr. Gemereth—25,000; and all executive officers and directors as a group (including such individuals)—2,288,300. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options. Mr. Gemereth resigned effective April 29, 2005.

(6)
Represents shares of common stock that are issuable upon the exercise of outstanding warrants held by a subsidiary of Bank of America Corporation. The address for Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina 28255.

(7)	Includes 300 shares owned by Mr. Mattox’s children.

(8)	Includes 15,000 shares of common stock owned by a partnership of which Mr. Wren is a general partner.

Equity Compensation Plan Information

The following table gives information about the Company’s stock option plan as of January 30, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,090,985	$13.69	11,150
Equity compensation plans not approved by security holders	---	---	---
Total	1,090,985	$13.69	11,150

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2004, 2003 and 2002, we reimbursed Jupiter Partners for certain expenses incurred by Jupiter Partners on our behalf in the amounts of approximately $31,000, $6,000 and $52,000, respectively.

In 1999, we issued to Jupiter Partners 15,000 shares of its Series A redeemable convertible preferred stock for net cash proceeds of $14.9 million. The preferred stock is convertible into our common stock at any time at the option of the holder until April 30, 2011. Holders of our Series A redeemable convertible preferred stock have the right to elect one director to our Board of Directors.

At the time of our recapitalization, we entered into a registration rights agreement and a stockholders agreement with Jupiter Partners and certain management stockholders, including Mr. Wren, and Mr. Mattox. The registration rights agreement provides Jupiter Partners with six demand registration rights and provides Jupiter Partners and the management stockholders with standard incidental registration rights. The stockholders agreement provides the parties thereto with certain “tag-along” rights and provides Jupiter Partners with certain “drag-along” rights. The “tag-along” rights provide certain of our stockholders the right to sell their shares of common stock in the event of a sale of common stock by certain of our stockholders. The “drag-along” rights give Jupiter Partners the right to require certain of our stockholders to sell a portion of their respective shares of common stock in the event of a sale by Jupiter Partners of its shares of common stock. The stockholders agreement also provides us and Jupiter Partners with the right to purchase common stock from the management stockholders in certain circumstances if the management stockholders resign or are terminated from their employment.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed to us by our independent auditors, Deloitte & Touche, LLP (“Deloitte”) for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2004, and for review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2004, totaled approximately $673,000. The aggregate fees billed to us by Deloitte for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2003, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2003, totaled approximately $368,000.

Audit-Related Fees. The aggregate fees billed to us by Deloitte for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $480,000 and $22,000 for fiscal 2004 and 2003, respectively. The fees in fiscal 2004 are related to the audit of our operating subsidiary, PCA LLC, procedures performed in connection with a Rule 144A debt offering by PCA LLC, planning in connection with Sarbanes-Oxley Act of 2002 compliance, and the audit of our 401(k) benefit plan. The fees in fiscal 2003 are related to the audit of our 401(k) benefit plan and procedures performed in connection with the embedded derivative in our Series A redeemable convertible preferred stock.

Tax Fees. The aggregate fees billed to us by Deloitte for professional services rendered by Deloitte for tax compliance totaled approximately $163,000 and $140,000 for fiscal 2004 and 2003, respectively. These services included preparation of our foreign tax returns and review of our domestic tax compliance information.

All Other Fees. None.

To safeguard the continued independence of the independent auditors, the Audit Committee has adopted a policy that expands Portrait Corporation of America, Inc.’s existing policy preventing Portrait Corporation of America, Inc.’s independent auditors from providing services to Portrait Corporation of America, Inc. that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Portrait Corporation of America, Inc. that have been pre-approved by the Audit Committee. All services provided to us by the independent auditors in fiscal 2004 were pre-approved by our Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
	1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements in Part II, Item 8, are filed as part of this report.

	2.	Schedule

The Schedule on page 108 is filed as part of this report.

	3.	Exhibits

See Index to Exhibits on page 110 of this report.

The exhibits are filed with or incorporated by reference in this report.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts		Decrease in Tax Valuation Allowance		Balance at End of Period
Year ended January 30, 2005 income tax valuation allowance	$77		$17,348	$	---	$	---	$17,425
Year ended February 1, 2004 income tax valuation allowance	$77	$	---	$	---	$	---	$77
Year ended February 2, 2003 income tax valuation allowance	$18,669	$	---	$	---		$(18,592)	$77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2005.

PORTRAIT CORPORATION OF AMERICA, INC.

By: /s/ Barry J. Feld
Barry J. Feld
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Barry J. Feld Barry J. Feld	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	July 28, 2005

/s/ Donald Norsworthy Donald Norsworthy	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 28, 2005

/s/ Terry J. Blumer Terry J. Blumer	Director	July 28, 2005

/s/ Bridgette P. Heller Bridgette P. Heller	Director	July 28, 2005

/s/ John F. Klein John F. Klein	Director	July 28, 2005

/s/ Fredric M. Roberts Fredric M. Roberts	Director	July 28, 2005

/s/ Eric F. Scheuermann Eric F. Scheuermann	Director	July 28, 2005

/s/ John A. Sprague John A. Sprague	Director	July 28, 2005

EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated August 6, 2004, between Portrait Corporation of America, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Portrait  Corporation of America, Inc. filed August 10, 2004 (file No. 000-08550)).

3.1	Certificate of Incorporation of Portrait Corporation of America, Inc. (filed herewith).
3.2	By-laws of Portrait Corporation of America, Inc. (filed herewith).
3.3	Certificate of the Powers, Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock of Portrait Corporation of America, Inc. (filed herewith).
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

4.8
Waiver, dated as of July 15, 2005, with respect to the Purchase Agreement, among Portrait Corporation of America, Inc. (formerly PCA International, Inc.), GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (filed herewith).

4.9
Waiver, dated as of July 15, 2005, with respect to the Purchase Agreement, among PCA LLC, the guarantors named therein, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (filed herewith).

4.10
The First Amendment, dated as of July 15, 2005, with respect to the Purchase Agreement among Portrait Corporation of America, Inc. (formerly PCA International, Inc.), GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (filed herewith).

4.11
The First Amendment, dated as of July 15, 2005, with respect to the Purchase Agreement among PCA LLC, the guarantors named therein, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (filed herewith).

4.12	Indenture, dated as of July 15, 2005, among PCA LLC and PCA Finance Corp., the Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (filed herewith).
4.13	Form of 14% Senior Secured Note due 2009 of PCA LLC and PCA Finance Corp. (incorporated by reference to Exhibit A to Exhibit 4.8 of this Annual Report on Form 10-K).
4.14
Security Agreement, dated as of July 15, 2005, among the Grantors listed on the signature pages thereto and those additional entities that thereafter become parties thereto and The Bank of New York Trust Company, N.A., in its capacity as collateral agent for the trustee and the noteholders (filed herewith).

10.1
The Credit Agreement, dated as of July 15, 2005, among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders, PCA LLC, each of PCA LLC’s subsidiaries identified on the signature pages thereto and Portrait Corporation of America, Inc. (formerly PCA International, Inc.) (filed herewith).

10.2
The General Continuing Guaranty, dated as of July 15, 2005, among the persons listed on the signature pages thereto under the caption “Guarantors” and any additional entities acceding thereto, in favor of Wells Fargo Foothill, Inc., as arranger and administrative agent for the Lenders (filed herewith).

10.3
The Security Agreement, dated as of July 15, 2005, among the Grantors listed on the signature pages thereto and those additional entities that thereafter become parties thereto and Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Lender Group and the Bank Product Providers (filed herewith).

10.4
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

10.6	Letter Agreement, dated as of June 15, 2005, between Agfa Photo USA Corporation and Portrait Corporation of America, Inc., amending the AGFA/PCA 2002 Sales Contract (filed herewith).
10.7
Sub-Tenancy Contract, dated as of June 1, 2002, between Nueva Wal Mart De Mexico, S DE R.L. DE C.V. and American Studios De Mexico, S.A. DE C.V. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

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

10.9
Amendment No.1 to Wal-Mart Master License Agreement, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.10
Amendment Number Two to Wal-Mart Master In-Store license, dated June 24, 2004, between Wal-Mart Stores, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Portrait Corporation of America, Inc. filed September 14, 2004 (file No. 000-08550)).

10.11
License Agreement, dated as of February 9, 1996, between Wal-Mart Canada, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.12
1998 Stock Option Plan of PCA International, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.13
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

10.15
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

10.17
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

10.20
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

10.24
Registration Rights Agreement, dated as of June 27, 2002, among PCA International, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.25
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

10.27
Employment and Non-Compete Agreement, dated as of January 28, 1997, between J. Robert Wren, Jr. and PCA International, Inc. (incorporated herein by reference to Exhibit 10(n) to the Annual Report on Form 10-K of PCA International, Inc. for the year ended February 2, 1997 (SEC file number 0-8550)).

10.28
Employment and Non-Compete Agreement, dated as of January, 1997, between James O. Mattox and PCA International, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.29
Employment and Non-Compete Agreement, dated as of June 9, 1997, between Eric H. Jeltrup and PCA International, Inc. (incorporated herein by reference to Exhibit 10(p) to the Quarterly Report on Form 10-Q of PCA International, Inc. for the quarter ended August 3, 1997 (SEC file number 0-8550)).

10.30
Amendment No. 1, dated as of August 25, 1998, to the Employment and Non-Compete Agreement between Eric H. Jeltrup and PCA International, Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.31	PCA Employment Agreement, dated March 8, 2004, between PCA International, Inc. and all of its subsidiaries and Todd J. Fine (filed herewith).
10.32
ISDA Master Agreement, dated as of January 27, 1997, between National Bank, N.A. and PCA International, Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.33
Extension Agreement, dated as of March 31, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.34
Extension Agreement, dated as of April 4, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.35	Licence Amending Agreement, dated February 7, 2003, between Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (filed herewith).
10.36	Letter Agreement, dated January 29, 2004, of PCA International, Inc. and PCA Photo Corporation of Canada, Inc. dated (filed herewith).
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).
21.1	Subsidiaries of Portrait Corporation of America, Inc. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 (filed herewith).