Form 10-Q
period 2005-05-01
PORTRAIT CORP OF AMERICA, INC.
filed 2005-08-11
CIK 76791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2005
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

As of August 11, 2005, there were 2,294,352 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollar amounts in thousands)

	May 1, 2005	January 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,799	$15,178
Accounts receivable	2,915	2,781
Inventories	12,096	11,439
Deferred income taxes	108	108
Prepaid expenses and other assets	4,670	3,303
Total current assets	23,588	32,809

PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,892	13,684
Photographic, sales and finishing equipment	154,891	152,315
Studio improvements	26,778	26,530
Construction in progress	2,556	3,048
Total	200,423	197,883
Accumulated depreciation and amortization	(127,166)	(123,974)
Property and equipment, net	73,257	73,909
GOODWILL	52,977	52,989
OTHER INTANGIBLE ASSETS	135	135
DEFERRED FINANCING COSTS, NET	6,440	6,823
OTHER ASSETS	124	127
TOTAL ASSETS	$156,521	$166,792

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(dollar amounts in thousands)

	May 1, 2005	January 30, 2005
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$20	$182
Accounts payable—trade	31,847	36,179
Accrued insurance	4,698	4,141
Accrued income taxes	1,954	2,022
Accrued compensation	5,258	4,834
Accrued interest	5,827	10,377
Other accrued liabilities	17,715	14,467
Total current liabilities	67,319	72,202
LONG-TERM DEBT	244,528	245,680
DEFERRED INCOME TAXES	108	108
OTHER LIABILITIES	6,859	4,843
TOTAL LIABILITIES	318,814	322,833
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value at May 1, 2005 and at January 30, 2005 (authorized—200,000 shares; outstanding—15,000 shares)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value at May 1, 2005 and at January 30, 2005 (authorized—20,000,000 shares; issued and outstanding at May 1, 2005 and at January 30, 2005—2,294,352 shares)	23	23
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	24,104	24,104
Deferred compensation	(237)	(256)
Accumulated deficit	(204,309)	(198,233)
Accumulated other comprehensive loss	(463)	(268)
Total shareholders’ deficiency	(177,293)	(171,041)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$156,521	$166,792

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollar amounts in thousands)

	For the Thirteen Weeks Ended
	May 1, 2005	May 2, 2004 (as restated; see Note 14)
SALES	$78,168	$79,896
COST OF SALES	62,963	62,790
GROSS PROFIT	15,205	17,106
GENERAL AND ADMINISTRATIVE	12,724	11,744
INCOME FROM OPERATIONS	2,481	5,362
INTEREST INCOME	4	2
INTEREST EXPENSE	(8,561)	(7,932)
LOSS BEFORE INCOME TAXES	(6,076)	(2,568)
INCOME TAX BENEFIT	---	1,283
NET LOSS	$(6,076)	$(1,285)

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollar amounts in thousands)
	For the Thirteen Weeks Ended
	May 1, 2005	May 2, 2004 (as restated; see Note 14)
OPERATING ACTIVITIES:
Net loss	$(6,076)	$(1,285)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,484	3,057
Amortization of deferred financing costs	383	419
Amortization of debt discounts	153	153
Stock compensation expense	19	19
Provision for deferred income taxes	---	(1,283)
Loss on disposal of property and equipment	157	89
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(134)	(356)
Inventories	(657)	784
Prepaid expenses and other assets	(1,367)	(572)
Other noncurrent assets	3	(2)
Accounts payable—trade	(4,332)	2,313
Accrued expenses	913	9
Accrued interest	(4,550)	(4,522)
Other current accrued liabilities	3,248	2,455
Other noncurrent accrued liabilities	2,016	1,949
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,740)	3,227
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,073)	(5,422)
NET CASH USED IN INVESTING ACTIVITIES	(3,073)	(5,422)
FINANCING ACTIVITIES:
Increase in borrowings under senior secured credit facility	27,100	24,400
Repayment of senior secured credit facility and capital lease obligations	(28,404)	(22,225)
Repayment of installment purchase agreement	(163)	(73)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,467)	2,102
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(99)	287
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,379)	194
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,178	4,820
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,799	$5,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,482	$10,289
Income taxes paid	$68	$166

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands, except where noted)

1.  Organization and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Portrait Corporation of America, Inc., formerly known as PCA International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen weeks ended May 1, 2005 and May 2, 2004 are not necessarily indicative of the results for the fiscal years ending January 29, 2006 (“fiscal 2005”) and January 30, 2005 (“fiscal 2004”), respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

2.  Operations, Liquidity and Other Matters

The Company experienced a significant downturn in operations in fiscal 2004 and the first thirteen weeks of fiscal 2005 (“Q1 2005”) which resulted in a net loss in fiscal 2004 and Q1 2005 and lower gross profit as compared to fiscal 2003 and the first thirteen weeks of fiscal 2004 (“Q1 2004”). This resulted in the Company’s non-compliance with certain financial covenants governing its debt during fiscal 2004 and Q1 2005 and its inability to meet current commitments at existing levels of cash flow from operations.

Operations and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during Q1 2005, the Company incurred a net loss of $6.1 million and as of the end of Q1 2005 and fiscal 2004, the Company’s current liabilities exceeded its current assets by $43.7 million and $39.4 million, respectively and its total liabilities exceeded its total assets by $162.3 million and $156.0 million, respectively. As a result, the Company sought sufficient financing to fund operations for a reasonable period of time. On July 15, 2005, the Company issued $50 million in 14% senior secured notes due 2009, entered into a new senior secured revolving credit facility that will provide for revolving loans, from time to time, of up to $10.0 million in the aggregate and entered into a separate letters of credit facility, which will provide for the Company’s letter of credit needs, from time to time, of up to $20.0 million. Concurrently with this financing, the Company obtained necessary waivers of existing defaults under its debt agreements.

    Foreign Tax Claim and Forensic Investigation

During fiscal 2004, the Company became aware of a tax claim from the Servicio de Administracion Tributaria (the “SAT”), the Mexican Tax Authority from the Company’s Mexican subsidiary. The amounts alleged due by SAT consisted of $1.4 million for fiscal years 1997 and 1998 as well as $0.1 million for January through June of 2000 as a result of tax audits for the respective periods. Due to the time lapse of the non-payment, fines, penalties and interest of $4.5 million had been added to the outstanding claim. Following a preliminary investigation by the Company, the Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT, and engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary. The Company is currently negotiating a settlement with SAT and has recorded a charge in general and administrative expenses in the statement of operations of $1.5 million in fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

Defaults under Debt and Supplier Agreements

As of October 31, 2004, the Company was not in compliance with certain financial covenants contained in its prior senior secured credit facility which was entered into on June 27, 2002 (the “prior senior secured credit facility”). On December 14, 2004, the lenders under the Company’s prior senior secured credit facility and the Company executed an amendment to the prior senior secured credit facility. This amendment granted the Company waivers of these covenants from October 31, 2004 through January 31, 2005. In addition, the mandatory prepayment provisions in the prior senior secured credit facility were amended.

On February 4, 2005, the lenders under the Company’s prior senior secured credit facility and the Company executed an additional amendment to the prior senior secured credit facility agreement, effective as of January 31, 2005. Pursuant to this amendment, all defaults under the agreement caused by the Company’s failure to meet certain financial covenants with respect to the period ended October 31, 2004 were waived and certain terms of the agreement were permanently amended, effective January 31, 2005, including certain financial covenants, the interest rate setting mechanism, the mandatory prepayment requirements and other provisions. On July 15, 2005, the prior senior secured credit facility was repaid as discussed in Note 15.

The Company was previously in default of covenants requiring the delivery of its financial statements within 90 days following fiscal year end that are contained in its prior senior secured credit facility agreement (as amended) and agreements related to its senior subordinated discount notes and its senior subordinated notes. The prior senior secured credit facility, senior subordinated discount notes and senior subordinated notes require the delivery of audited financial statements, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, within 90 days after the end of each fiscal year. With the issuance of the Company’s financial statements for the fiscal year ended January 30, 2005 on July 28, 2005, the Company cured the default of that requirement under the prior senior secured credit facility, senior subordinated discount notes and senior subordinated notes.

The Company was previously in default of the covenant contained in the indenture agreement for its $165 million senior notes due 2009 (“Senior Notes”) that requires the Company to timely comply with all filing requirements of the U.S. Securities and Exchange Commission. The Company did not timely file its Annual Report on Form 10-K for the fiscal year ended January 30, 2005 or its Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005. The Company had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or the holders of 25% of the principal amount of the Senior Notes to cure this default. No such notice was received.

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

In addition, during fiscal 2004, the Company was not in compliance with its agreement with the Company’s supplier for its North American requirements for photographic paper, film and processing chemistry. The Company has agreed to pay the supplier interest at an annual rate of 6% on past due payables. As of May 1, 2005, the amount of past due payables to the supplier was approximately $15 million. As discussed below, the Company entered into an agreement with the supplier on June 15, 2005. On May 27, 2005, the supplier’s German parent company declared it was insolvent. In the event this insolvency affects the supplier’s ability to provide photographic paper, film, and processing chemistry, management believes the Company can obtain necessary resources from alternate suppliers. Nevertheless, there is no assurance the Company can obtain these resources on the same or similar terms, which could have a material adverse effect on the Company’s liquidity, financial condition and results of operations. However, we have continued to receive uninterrupted supply from AgfaPhoto USA Corporation since the announcement of AgfaPhoto GmbH’s petition for insolvency.

Management’s Plan

The Company’s funding needs for fiscal 2005 depend on many factors, including the Company’s ability to successfully implement measures to improve its performance. In order to address the significant downturn in operations that occurred in fiscal 2004 and Q1 2005 in the Company’s U.S. Wal-Mart permanent studios, management has implemented several initiatives since the beginning of fiscal 2005 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer and customer traffic. Examples of these initiatives include external recruiting of field operations management, instituting a new bonus program for field associates, launching new marketing initiatives, re-implementing the previously successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003, and re-introducing a mid-tier price point in package offers to improve the customer experience and to encourage customer trade-ups. The Company’s growth plans assume a continuation of studio openings in Wal-Mart and further evaluation of other specialty retail concepts in Wal-Mart retail locations. Management will continue to monitor sales, financial results and liquidity position and, if necessary, will execute further actions to mitigate concerns with regard to the Company’s liquidity position, including, but not limited to, further reductions in general and administrative expenses and capital expenditures. In July 2005, the Company obtained additional financing of an amount sufficient for the Company to continue to operate for a reasonable period of time and the Company has cured defaults under its various debt agreements. Concurrently with the financing completed in July 2005, the Company obtained waivers of defaults from the lenders under the various debt agreements.

Also, as noted above, the Company and its supplier of substantially all of its North American requirements for photographic film, paper and processing chemistry entered into an agreement on June 15, 2005. This agreement allows the Company to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided the Company does not breach its agreement with the supplier in any other way, and pays for photographic film, paper and chemistry needs on a cash-on-delivery basis. The Company is in the process of seeking to amend this supply agreement. The Company’s ability to meet this contractual obligation in June 2006 is dependent upon its ability to improve operating performance based on the initiatives identified above and its ability to amend this supplier contract on terms favorable to the Company. There can be no assurances the Company will be successful in implementing these initiatives, and despite the initiatives taken, management forecasts the Company will need additional liquidity to meet operating needs in fiscal 2006 in the event it is unable to amend the supply agreement.

3.  Concentration of Sales

Approximately 96% of sales for the thirteen weeks ended May 1, 2005 and May 2, 2004 were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the U.S., Canada, Mexico, Germany and the U.K. that commit the Company to a percentage-of-sales commission payable to Wal-Mart. The agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond the Company’s control.

4.  Impact of Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123 (Revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (Revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) is effective for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. During the fourth quarter of fiscal 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact SFAS No. 123 (Revised 2004) will have on the Company’s consolidated financial statements.

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

5.  Stock Option Plan

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

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net loss as reported and the pro forma amounts are indicated below:

	For the Thirteen Weeks Ended
	May 1, 2005	May 2, 2004
Net loss:
As reported	$(6,076)	$(1,285)
Recorded stock compensation expense	19	19
Pro forma stock compensation expense	(26)	(28)
Pro forma net loss	$(6,083)	$(1,294)

6.  Seasonality

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

7.  Comprehensive Loss

Total comprehensive loss for the thirteen weeks ended May 1, 2005 and May 2, 2004 was comprised of the following:
	For the Thirteen Weeks Ended
	May 1, 2005	May 2, 2004
Net loss	$(6,076)	$(1,285)
Foreign currency translation adjustment	(195)	24
Total comprehensive loss	$(6,271)	$(1,261)

8.  Other Accrued Liabilities

Other accrued liabilities were comprised of the following:
	May 1, 2005	January 30, 2005
Accrued taxes other than income	$2,657	$2,655
Other accrued expenses	8,811	6,398
Customer deposits	6,247	5,414
Total other accrued liabilities	$17,715	$14,467

9.  Other Liabilities

Other liabilities were comprised of the following:
	May 1, 2005	January 30, 2005
Long-term portion of workers’ compensation obligations	$4,204	$4,053
Accrued interest	2,555	695
Long-term occupancy obligations	100	95
Total other accrued liabilities	$6,859	$4,843

10.  Commitments and Contingencies

Prior to February 4, 2002, the Company had a long-term non-cancelable supply agreement for the purchase of film, photographic paper and processing chemistry. On February 4, 2002, the Company entered into a new supply agreement. This agreement is for a period of five years and requires the Company to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. As of May 1, 2005, the Company was not in compliance with this agreement due to exceeding payment terms. However, during fiscal 2004 the Company agreed to pay the supplier interest on past due payables. As a result, the Company recognized $0.2 million in interest expense related to these past due payables in Q1 2005. The Company and this supplier entered into an agreement on June 15, 2005 to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided the Company does not breach its agreement with the supplier in any other way, and pays for the Company’s photographic film, paper and chemistry needs on a cash-on-delivery basis. The Company is currently negotiating a revised agreement with this supplier. On May 27, 2005, the supplier’s German parent company declared it was insolvent.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.  Goodwill and Intangible Assets

As of May 1, 2005 and January 30, 2005 the Company had no intangible assets subject to amortization and recognized no amortization expense related to intangible assets during Q1 2005 and Q1 2004. The following table sets forth the information for intangible assets not subject to amortization:

	May 1, 2005	January 30, 2005
Unamortized intangible assets:
Goodwill	$52,977	$52,989
Trademark	135	135
Total goodwill and intangible assets	$53,112	$53,124

The change in the balance of goodwill from January 30, 2005 to May 1, 2005 is related entirely to foreign currency fluctuations.

12.  Business Segment and Geographic Data

The Company has two reportable segments, Retail and Institutional. The Retail segment serves customers in retail stores and military bases in the U.S., Canada, Mexico, Germany and the U.K. The Institutional segment serves institutional markets such as church congregations.

The Company evaluates performance based on sales and Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before cumulative effect of accounting change plus other expense, early extinguishments of debt, interest, taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

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

Business Segment Data
	Retail	Institutional	Consolidated
For the thirteen weeks ended May 1, 2005:
Net loss	$(5,825)	$(251)	$(6,076)
Reconciling items:
Depreciation and amortization	3,446	38	3,484
Interest income	(4)	-	(4)
Interest expense	8,298	263	8,561
Adjusted EBITDA	$5,915	$50	$5,965

For the thirteen weeks ended May 2, 2004:
Net loss	$(610)	$(675)	$(1,285)
Reconciling items:
Depreciation and amortization	2,609	448	3,057
Income tax benefit	(1,260)	(23)	(1,283)
Interest income	(2)	-	(2)
Interest expense	7,667	265	7,932
Adjusted EBITDA	$8,404	$15	$8,419

	Retail	Institutional	Consolidated
For the thirteen weeks ended May 1, 2005:
Sales	$75,689	$2,479	$78,168
Adjusted EBITDA	$5,915	$50	$5,965
Total assets	$154,296	$2,225	$156,521

For the thirteen weeks ended May 2, 2004:
Sales	$77,157	$2,739	$79,896
Adjusted EBITDA	$8,404	$15	$8,419

        Geographic Data
	United States	Canada	Mexico	Other Foreign	Consolidated
May 1, 2005
Sales	$69,832	$5,372	$2,506	$458	$78,168
Long-term assets	114,506	7,402	2,302	2,283	126,493

May 2, 2004
Sales	$72,739	$4,614	$2,274	$269	$79,896

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

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING BALANCE SHEET May 1, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries		Eliminations		Total
Assets:
Cash and cash equivalents	$	---	$	---	$3,544		$255	$	---	$3,799
Accounts receivable		---		---	2,100		815		---	2,915
Inventories		---		---	12,036		60		---	12,096
Deferred income taxes		(1,090)		1,090	108		---		---	108
Prepaid expenses and other assets		---		---	4,508		162		---	4,670
Total current assets		(1,090)		1,090	22,296		1,292		---	23,588
Investments and intercompany accounts		(117,538)		84,179	(43,335)		(11,688)		88,382	---
Property and equipment, net		---		---	68,685		4,572		---	73,257
Goodwill, intangible and other assets, net		------		---	53,226		10		---	53,236
Deferred financing costs, net		1,360		5,080	---		---		---	6,440
Total assets		$(117,268)		$90,349	$100,872		$(5,814)		$88,382	$156,521

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$	---	$	---	$20	$	---	$	---	$20
Accounts payable—trade		---		---	31,555		292		---	31,847
Accrued insurance		---		---	4,698		---		---	4,698
Accrued income taxes		66		1,886	---		2		---	1,954
Accrued compensation		---		---	5,149		109		---	5,258
Accrued interest		---		5,647	180		---		---	5,827
Other accrued liabilities		---		---	15,592		2,123		---	17,715
Total current liabilities		66		7,533	57,194		2,526		---	67,319
Long-term debt, less current portion		43,814		200,686	28		---		---	244,528
Deferred income taxes		(1,724)		1,724	108		---		---	108
Other liabilities		2,555		---	4,304		---		---	6,859
Series A redeemable convertible preferred stock		15,000		---	---		---		---	15,000
Total shareholders’ equity (deficiency)		(176,979)		(119,594)	39,238		(8,340)		88,382	(177,293)
Total liabilities and shareholders’ equity (deficiency)		$(117,268)		$90,349	$100,872		$(5,814)		$88,382	$156,521

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING BALANCE SHEET January 30, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries		Eliminations		Total
Assets:
Cash and cash equivalents	$	---	$	---	$14,341		$837	$	---	$15,178
Accounts receivable		---		---	2,145		636		---	2,781
Inventories		---		---	11,391		48		---	11,439
Deferred income taxes		(1,090)		1,090	108		---		---	108
Prepaid expenses and other assets		---		---	3,300		3		---	3,303
Total current assets		(1,090)		1,090	31,285		1,524		---	32,809
Investments and intercompany accounts		(113,404)		93,885	(54,830)		(11,531)		85,880	---
Property and equipment, net		---		---	69,258		4,651		---	73,909
Goodwill, intangible and other assets, net		------		---	53,244		7		---	53,251
Deferred financing costs, net		1,404		5,419	---		---		---	6,823
Total assets		$(113,090)		$100,394	$98,957		$(5,349)		$85,880	$166,792

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$	---	$	---	$182	$	---	$	---	$182
Accounts payable—trade		---		---	35,743		436		---	36,179
Accrued insurance		---		---	4,141		---		---	4,141
Accrued income taxes		66		1,883	---		73		---	2,022
Accrued compensation		---		---	4,771		63		---	4,834
Accrued interest		---		10,377	---		---		---	10,377
Other accrued liabilities		---		---	12,698		1,769		---	14,467
Total current liabilities		66		12,260	57,535		2,341		---	72,202
Long-term debt, less current portion		43,776		201,870	34		---		---	245,680
Deferred income taxes		(1,724)		1,724	108		---		---	108
Other liabilities		695		---	4,148		---		---	4,843
Series A redeemable convertible preferred stock		15,000		---	---		---		---	15,000
Total shareholders’ equity (deficiency)		(170,903)		(115,460)	37,132		(7,690)		85,880	(171,041)
Total liabilities and shareholders’ equity (deficiency)		$(113,090)		$100,394	$98,957		$(5,349)		$85,880	$166,792

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Thirteen Weeks Ended May 1, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$75,205	$2,963	$	---	$78,168
Cost of sales		---		---	59,801	3,162		---	62,963
Gross profit (loss)		---		---	15,404	(199)		---	15,205
General and administrative		---		---	12,339	385		---	12,724
Income (loss) from operations		---		---	3,065	(584)		---	2,481
Interest income		---		---	4	---		---	4
Interest expense		(1,942)		(6,430)	(189)	---		---	(8,561)
Investment income (loss) in equity of wholly-owned subsidiaries		(4,134)		2,296	(584)	---		2,422	---
Net income (loss)		$(6,076)		$(4,134)	$2,296	$(584)		$2,422	$(6,076)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Thirteen Weeks Ended May 2, 2004 (as restated; see Note 14)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$77,353	$2,543	$	---	$79,896
Cost of sales		---		---	59,978	2,812		---	62,790
Gross profit		---		---	17,375	(269)		---	17,106
General and administrative		---		---	11,121	623		---	11,744
Income (loss) from operations		---		---	6,254	(892)		---	5,362
Interest income		---		---	1	1		---	2
Interest expense		(1,660)		(6,272)	---	---		---	(7,932)
Investment income (loss) in equity of wholly-owned subsidiaries		(434)		5,364	(891)	---		(4,039)	---
Income (loss) before income taxes		(2,094)		(908)	5,364	(891)		(4,039)	(2,568)
Income tax benefit		809		474	---	---		---	1,283
Net income (loss)		$(1,285)		$(434)	$5,364	$(891)		$(4,039)	$(1,285)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Thirteen Weeks Ended May 1, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash provided by (used) in) operating activities	$	---		$1,300	$(7,662)	$(378)	$	---	$(6,740)
Net cash used in investing activities		---		---	(2,974)	(99)		---	(3,073)
Net cash provided by (used in) financing activities		---		(1,300)	(167)	---		---	(1,467)
Effect of exchange rate changes on cash		---		---	6	(105)		---	(99)
Increase in cash and cash equivalents		---		---	(10,797)	(582)		---	(11,379)
Cash and cash equivalents at beginning of period		---		---	14,341	837		---	15,178
Cash and cash equivalents at end of period	$	---	$	---	$3,544	$255	$	---	$3,799

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Thirteen Weeks Ended May 2, 2004 (as restated; see Note 14)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash provided by (used) in) operating activities	$	---		$(2,200)	$5,550	$(123)	$	---	$3,227
Net cash used in investing activities		---		---	(5,226)	(196)		---	(5,422)
Net cash provided by (used in) financing activities		---		2,200	(98)	---		---	2,102
Effect of exchange rate changes on cash		---		---	44	243		---	287
Increase in cash and cash equivalents		---		---	270	(76)		---	194
Cash and cash equivalents at beginning of period		---		---	4,441	379		---	4,820
Cash and cash equivalents at end of period	$	---	$	---	$4,711	$303	$	---	$5,014

14.  Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the period ended May 2, 2004, the Company became aware of a tax claim from SAT from the Company’s Mexican subsidiary, as described in Note 2. The Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT and engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary.

As a result, the Company concluded its financial statements required restatement due to errors discovered in the Company’s Mexico accounting department books and records. These errors related primarily to the capitalization and depreciation of property and equipment and expensing of prepaid assets. Additionally, several financial statement account balances were reported differently to the Company than was reported in the Mexico general ledger. Although the Company believes these errors did not result in a material misstatement of the Company’s consolidated financial statements for any previously filed annual or interim periods, the cumulative effect of correcting these errors would have had a material effect on the Company’s results of operations for fiscal 2004. As a result, the Company has restated the accompanying condensed consolidated financial statements for the thirteen weeks ended May 2, 2004.

A summary of the significant effects of the restatement on the Company’s condensed consolidated financial statements for the thirteen weeks ended May 2, 2004, is as follows:

	For the Thirteen Weeks Ended May 2, 2004
	As Previously Reported	As Restated
Statements of operations:
Cost of sales	$62,706	$62,790
Gross profit	17,190	17,106
General and administrative	11,720	11,744
Income from operations	5,470	5,362
Loss before income taxes	(2,460)	(2,568)
Net loss	(1,177)	(1,285)

Statements of cash flows:
Net loss	$(1,177)	$(1,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,069	3,057
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(90)	(356)
Prepaid expenses and other assets	(575)	(572)
Other noncurrent assets	(1)	(2)
Accounts payable—trade	2,338	2,313
Accrued expenses	(254)	9
Other current accrued liabilities	2,446	2,455
Net cash provided by (used in) operating activities	3,364	3,227
Purchases of property and equipment	(5,465)	(5,422)
Net cash used in investing activities	(5,465)	(5,422)
Effect of exchange rate changes on cash	256	287
Increase in cash and cash equivalents	257	194
Cash and cash equivalents at end of period	5,077	5,014

15.  Subsequent Event

On July 15, 2005, PCA LLC and PCA Finance Corp. issued $50 million of 14% Senior Secured Notes due 2009 (“Senior Secured Notes”). The Senior Secured Notes mature June 1, 2009 and require interest to be paid on the first day of each month beginning August 1, 2005. The Senior Secured Notes are guaranteed on a senior secured basis by Portrait Corporation of America, Inc., which is the sole owner of PCA LLC, and any existing and future domestic subsidiaries of PCA LLC. The proceeds from the issuance of the Senior Secured Notes was used to fully repay PCA LLC’s prior senior secured credit facility of $32.5 million, to place $9.8 million in escrow to satisfy the Company’s interest payment due on August 1, 2005 relating to its obligations under the Senior Notes, to pay fees and expenses related to the issuance of the Senior Secured Notes of $3.9 million, and to provide additional working capital of $3.8 million. On July 15, 2005 as a result of the repayment of PCA LLC’s prior senior secured credit facility, the Company recognized a charge of $0.6 million for early extinguishment of debt in an amount equal to the unamortized deferred financing costs related to the prior senior secured credit facility. Concurrently with the issuance of the Senior Secured Notes, PCA LLC entered into a $10.0 million new senior secured revolving credit facility and a $20.0 million new letters of credit facility. The new senior secured revolving credit facility and the new letters of credit facility are guaranteed by Portrait Corporation of America, Inc. and any existing and future domestic subsidiaries of PCA LLC. Management believes this additional financing will provide the Company sufficient liquidity to sustain operations for a reasonable period of time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations reflect the restatement for the thirteen weeks ended May 2, 2004 as discussed in Note 14 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

Thirteen Weeks Ended May 1, 2005 Compared With Thirteen Weeks Ended May 2, 2004.

Sales for the thirteen weeks ended May 1, 2005 (“Q1 2005”) decreased 2.2%, or $1.7 million, to $78.2 million from $79.9 million for the thirteen weeks ended May 2, 2004 (“Q1 2004”). The decrease in total sales was a result of the following:

Attributable to	Amount (in millions)
7.9% decrease in same studio sales in Wal-Mart permanent portrait studios	$(5.7)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	5.9
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(1.6)
Total decrease attributable to our Wal-Mart portrait photography business	(1.4)
Decrease in sales in institutional segment	(0.3)
Total decrease in sales	$(1.7)

Our same studio sales in our Wal-Mart permanent studios declined 7.9% for the thirteen week period ended May 1, 2005 compared to the thirteen week period ended May 2, 2004, reflecting lower customer traffic partially offset by higher average order size. The increase in average order size is primarily the result of a higher percentage of customers purchasing higher-value custom offers versus introductory package offers. We believe the weaker same studio sales in our first fiscal 2005 quarter is partially due to an early Easter, a seasonally important period of time for family and pre-school portrait sales, occurring March 27 this year as compared to April 11 in the prior year. Historically, we have recognized lower Easter-related sales and lower customer sittings in those years when Easter falls earlier on the calendar.

Gross profit for Q1 2005 decreased 11.1% to $15.2 million from $17.1 million in Q1 2004. Gross profit as a percentage of sales was 19.5% and 21.4% in Q1 2005 and Q1 2004, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

Attributable to	% of sales
Change in our product mix	(1.1)%
Increase in retail photography and sales labor, general studio supplies, freight costs for portraits and supplies, and distribution costs as a percentage of sales due to decrease in same studio sales	(0.6)
Increase in depreciation expense due to studio expansion	(0.6)
Decrease in manufacturing and film cost	0.4
Total decrease in gross profit percentage	(1.9)%

Given the rising costs related to the healthcare industry, we expect to see a continuation of life and health insurance costs increasing as a percentage of sales. The decrease in our gross profit as a percentage of sales is attributable to the change in product mix is a result of favorable customer acceptance of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If customer acceptance of these new product offerings continue to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit as a percentage of sales.

General and administrative expenses for Q1 2005 increased 8.3%, or $1.0 million, to $12.7 million from $11.7 million in Q1 2004. General and administrative expenses as a percentage of sales were 16.3% and 14.7% for Q1 2005 and Q1 2004, respectively. The increase in total general and administrative expenses was a result of the following:

Attributable to	Amount (in millions)
Increase in life and health expense insurance for general and administrative employees	$0.8
Increase in professional services primarily related to our Sarbanes-Oxley effort, legal services and audit fees	0.5
Increase in foreign currency transaction gain	(0.4)
Increase in payroll cost	0.3
Decrease in workers’ compensation expense and general casualty insurance expense primarily due to elevated charges experienced in Q1 2004	(0.2)
Total increase in general and administrative expenses	$1.0

Income from operations for Q1 2005 decreased 53.7% to $2.5 million from $5.4 million in Q1 2004. Income from operations as a percentage of sales decreased to 3.2% in Q1 2005 from 6.7% in Q1 2004. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for Q1 2005 increased 7.9%, or $0.6 million, to $8.6 million from $7.9 million in Q1 2004 as a result of the following:
Attributable to	Amount (in millions)
Increase from Parent Notes issued in June 2002	$0.3
Increase from supplier provided financing	0.2
Increase from prior senior secured credit facility entered into June 2002	0.1
Total increase in interest expense	$0.6

The weighted average interest rate on our outstanding debt was 12.3% in Q1 2005 as compared to 12.0% in Q1 2004.

The income tax benefit was $0.0 million in Q1 2005 compared to $1.3 million in Q1 2004. During the thirteen week period ended October 31, 2004 (“Q3 2004”), we determined it was more likely than not that our deferred tax assets would not ultimately be realized. Therefore, as of October 31, 2004 we recorded a valuation allowance against such deferred tax assets. Prior to Q3 2004, we had determined it was more likely than not that substantially all of such assets would be realized.

Net loss increased to $6.1 million in Q1 2005 from $1.3 million in Q1 2004. The increase in net loss is a result of the net effect of changes in income from operations, net interest expense and income taxes described above.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash flow from operations and borrowings under our new $10.0 million senior secured revolving credit facility and supported by our new $20.0 million letters of credit facility. Our principal uses of cash are interest payments on our debt, capital expenditures and seasonal working capital. During Q1 2005, we used $3.1 million in cash on capital expenditures as compared to $5.4 million used during Q1 2004. Our working capital deficit was $43.7 million at the end of Q1 2005 as compared to $39.4 million at the end of fiscal 2004.

As of October 31, 2004, the end of our fiscal third quarter, we were not in compliance with certain financial covenants contained in the agreement for our prior senior secured credit facility. We amended this agreement with our lenders on December 14, 2004, and obtained waivers of these covenant violations from October 31, 2004 through January 31, 2005. On February 4, 2005, we and our lenders executed another amendment effective as of January 31, 2005 that reset certain financial covenants through January 29, 2006. As discussed below, on July 15, 2005 the prior senior secured credit facility was repaid.

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

Additionally, on May 27, 2005, AgfaPhoto USA Corporation’s German parent company, AgfaPhoto GmbH, filed a petition for insolvency. While we have been informed that AgfaPhoto USA Corporation has sufficient funding to continue its normal operations in the foreseeable future, if AgfaPhoto USA Corporation becomes unable to continue to provide supplies to us under our current contract, we will need to obtain an alternative source of supplies. If we enter into an agreement with an alternative supplier at less desirable terms than the terms of our agreement with AgfaPhoto USA Corporation, we may be required to raise additional equity and/or debt financing. However, we have continued to receive uninterrupted supply from AgfaPhoto USA Corporation since the announcement of AgfaPhoto GmbH’s petition for insolvency.

On July 15, 2005, we issued $50.0 million aggregate principal amount of senior secured notes due 2009 and simultaneously entered into a new four-year $10.0 million senior secured revolving credit facility and a new four-year $20.0 million letters of credit facility. The new letters of credit facility and the new senior secured revolving credit facility are contained in our new credit agreement. We used $32.5 million of the net proceeds of our senior secured notes offering to fully repay our prior senior secured credit facility, $9.8 million was placed in escrow to satisfy our interest payment due on August 1, 2005 relating to our obligations under our senior notes, $3.9 million was used to pay fees and expenses related to the issuance of our senior secured notes, and the remaining $3.8 million will be used for working capital. On July 15, 2005 as a result of the repayment of our prior senior secured credit facility, we recognized a charge of $0.6 million for early extinguishment of debt in an amount equal to the unamortized deferred financing costs related to our prior senior secured credit facility. As of July 15, 2005, we had no borrowings under our new senior secured revolving credit facility. As of July 15, 2005, there was $10.0 million borrowing availability under our new senior secured revolving credit facility. We anticipate, based on our currently proposed plans and assumptions, that the net proceeds from the issuance of our senior secured notes together with the additional liquidity provided under our new senior secured revolving credit facility and our new letters of credit facility and our obtaining waivers of existing defaults under our debt agreements will be sufficient to satisfy our cash requirements for a reasonable period of time.

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

In the event that our business plans change or the assumptions used to predict our funding needs change or prove inaccurate, we may be required to seek additional financing. In particular, during fiscal 2006 we will be required to pay $20.7 million of interest bearing extended vendor payables. We have no current arrangements with respect to sources of additional financing and our failure to improve our results of operations will likely make it more difficult and expensive for us to raise additional capital that may be necessary to continue our operations. The covenants in our new senior secured revolving credit facility and instruments governing our other debt, including the indenture governing the senior secured notes, limit our ability to incur more debt.

Our ability to borrow under our new senior secured revolving credit facility and to use our new letters of credit facility depends on our ability to meet the lenders’ borrowing conditions at the relevant times. The new senior secured revolving credit facility provides for limitations on borrowings based on 125% of PCA LLC’s consolidated trailing twelve months EBITDA, less any letters of credit outstanding under the new letters of credit facility. Revolving loans under the new senior secured revolving credit facility, at our option, bear interest payable on a monthly basis at either:

- a rate equal to the prime rate announced by Wells Fargo Foothill, Inc. from time to time plus a margin to be determined within a range between 1.75% and 3.00% (which is fixed at 3.00% until July 30, 2006), based on our consolidated trailing twelve months EBITDA; or

- a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin to be determined within a range between 3.75% and 5.00% (which is fixed at 5.00% until July 30, 2006), based on our consolidated trailing twelve months EBITDA;

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

On June 27, 2002, Portrait Corporation of America, Inc. issued $30.0 million of Parent senior subordinated discount notes. The Parent senior subordinated discount notes are subordinated to the guarantee of our new senior secured revolving credit facility, our new letters of credit facility, our senior secured notes and our senior notes by Portrait Corporation of America, Inc. The Parent senior subordinated discount notes bear interest at a rate of 16.5% per year. Through June 27, 2007, interest will be added to the outstanding principal amount of the Parent senior subordinated discount notes semiannually, in arrears. As of May 1, 2005, $14.6 million had been added to the outstanding principal amount. After June 27, 2007, interest will be payable in cash semiannually in arrears at the rate of 16.5%. We must repay in full all amounts outstanding under the Parent senior subordinated discount notes by June 27, 2010. We may repay amounts outstanding in whole or in part at specified premiums at any time. The Parent senior subordinated discount notes contain covenants and other restrictions that restrict our ability to engage in certain activities.

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

Our failure to timely file our Annual Report on Form 10-K for the fiscal year ended January 30, 2005 and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005 resulted in a default under the terms of the senior subordinated notes and the Parent senior subordinated discount notes. The report issued by our independent registered public accounting firm, which expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about PCA LLC’s ability to continue as a going concern relating to PCA LLC’s consolidated financial statements as of January 30, 2005 and February 1, 2004 and for each of the years in the three year period ended January 30, 2005 that was included in the current report on Form 8-K filed on June 27, 2005, also constituted a default under the terms of the senior subordinated notes. We received waivers of these defaults from the holders of the senior subordinated notes and the Parent senior subordinated discount notes.

In connection with the aforementioned waiver, we executed amendments to our senior subordinated notes and Parent senior subordinated discount notes with the holders thereof. The amendments provided for the following:

(i) an extension of the date by which we must deliver our consolidated financial statements for the fiscal year ended January 30, 2005, without a report which expresses an unqualified opinion that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, to the holders of the Parent senior subordinated discount notes (of which the failure to deliver would also result in an event of default under the senior subordinated notes);

(ii) additional limitations on the amount of senior indebtedness PCA LLC and its subsidiaries may incur under the senior subordinated notes and the Parent senior subordinated discount notes; and

(iii) a prohibition on our ability to incur indebtedness or provide guarantees that (a) are not subordinated in right of payment to the senior subordinated notes or the guarantees provided by the guarantors under the senior subordinated notes, other than indebtedness incurred pursuant to the senior secured notes and the new senior secured revolving credit facility, or any refinancing thereof or (b) rank pari passu with the senior subordinated notes, other than indebtedness incurred pursuant to the new letters of credit facility or any refinancing thereof.

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

We will need to refinance our $50.0 million senior secured notes by 2009, our new senior secured revolving credit facility by 2009, our new letters of credit facility by 2009, our $165.0 million of senior notes by 2009, and our $30.0 million of Parent senior subordinated discount notes and our $10.0 million of senior subordinated notes by 2010. We do not expect to generate sufficient cash flow from future operations to repay these obligations and will need to obtain additional financing to do so.

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

Purchases of Property and Equipment. Purchases of property and equipment were $3.1 million in Q1 2005 as compared to $5.4 million in Q1 2004. Purchases of property and equipment were principally for equipment and studio improvements in new permanent studios. Purchases of property and equipment were financed from borrowings under our prior senior secured credit facility. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $15 million in purchases of property and equipment in fiscal 2005 and anticipate these purchases will be funded by operating cash flow, net proceeds from the issuance of our senior secured notes and borrowings under our new senior secured revolving credit facility, if needed.

Net Cash Provided by Operating Activities. Net cash used in operating activities was $6.7 million in Q1 2005 as compared to net cash provided by operating activities of $3.2 million in Q1 2004. The decrease in cash provided by operating activities of $10.0 million between Q1 2005 and Q1 2004 was primarily due to the $6.9 million decrease in net cash provided by changes in operating assets and liabilities, the most significant changes being the effect of changes in trade accounts payable of $6.6 million; the effect of changes in inventories of $1.4 million; and offset primarily by $0.9 million from accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $3.1 million in Q1 2005 from $5.4 million in Q1 2004. We opened 8 fewer new studios in Q1 2005 than we did in Q1 2004.

Net Cash Provided by Financing Activities. Net cash used in financing activities was $1.5 million in Q1 2005 as compared to net cash provided by financing activities of $2.1 million in Q1 2004. Financing activities in Q1 2005 and Q1 2004 were primarily related to the ordinary borrowings and repayments under our prior senior secured credit facility.

Critical Accounting Policies

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

Changes in Studios/Stores

We increased the number of studios/stores by 29 locations in the thirteen weeks ended May 1, 2005. This was comprised of an increase in the U.S., Germany and the U.K. of 25, 1 and 1 studios, respectively, a decrease in Canada of 1 studio, and the opening of 3 Fun Factories in the U.S. Expenses related to the opening of these locations were charged to operations as incurred.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, “believe,”“expects,”“anticipates,”“estimates,”“intends,”“plans,”“targets,”“likely,”“would,”“could,” and similar expressions identify forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have not entered into financial instruments in Q1 2005 and Q1 2004 for trading purposes and, therefore, have not experienced market risks from such instruments.

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of May 1, 2005, we have not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our prior senior secured credit facility would have had a $0.3 million effect on loss before taxes for Q1 2005 based on the average outstanding balance on our prior senior secured credit facility for Q1 2005.

Given our presence in Canada, Mexico, Germany and the U.K., we have exposure to market risks from changes in foreign currency exchange rates. In Q1 2005 and Q1 2004, we realized foreign currency gains (losses) of $0.1 million and $(0.2) million, respectively. A 10% change in foreign currency exchange rates would have the following impact on net income (loss) in Q1 2005 and Q1 2004.

	Q1 2005		Q1 2004
	(in thousands)
	+10%	-10%	+10%	-10%
Canada	$119	$(145)	$(230)	$283
Mexico	$(537)	$659	$(387)	$473
Germany	$(387)	$475	$(250)	$304
U.K.	$(105)	$129	$(65)	$78

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

Item 4.  Controls and Procedures

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

As a result of our internal investigation, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter of fiscal 2004 by our Mexico accounting department. As a result, we concluded that certain adjustments were required to restate our historical financial statements. Such adjustments have been reflected as a restatement in our quarterly financial statements filed herein as of and for the thirteen weeks ended May 2, 2004. We are also implementing a process through which we will review and validate the controls and procedures in place, including but not limited to approval of expenses, treasury management policies for cash handling, and review of bank reconciliations and tax filings. This process will be performed by U.S.-based personnel in conjunction with our Mexican operations senior management team.

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

Dated: August 11, 2005