Form 10-Q
period 2005-07-31
PORTRAIT CORP OF AMERICA, INC.
filed 2005-09-13
CIK 76791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 13, 2005, there were 2,294,352 shares of the registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollar amounts in thousands)

	July 31, 2005	January 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,622	$15,178
Restricted cash for senior notes interest payment	9,797	---
Accounts receivable	2,922	2,781
Inventories	12,056	11,439
Deferred income taxes	108	108
Prepaid expenses and other assets	6,463	3,303
Total current assets	37,968	32,809

PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,893	13,684
Photographic, sales and finishing equipment	158,088	152,315
Studio improvements	27,082	26,530
Construction in progress	1,445	3,048
Total	202,814	197,883
Accumulated depreciation and amortization	(130,598)	(123,974)
Property and equipment, net	72,216	73,909
GOODWILL	52,998	52,989
OTHER INTANGIBLE ASSETS	135	135
DEFERRED FINANCING COSTS, NET	9,658	6,823
OTHER ASSETS	174	127
TOTAL ASSETS	$173,149	$166,792

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(dollar amounts in thousands)

	July 31, 2005	January 30, 2005
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$20	$182
Accounts payable—trade	32,574	36,179
Accrued insurance	4,437	4,141
Accrued income taxes	1,860	2,022
Accrued compensation	5,101	4,834
Accrued interest	10,790	10,377
Other accrued liabilities	17,997	14,467
Total current liabilities	72,779	72,202
LONG-TERM DEBT	270,655	245,680
DEFERRED INCOME TAXES	108	108
OTHER LIABILITIES	4,550	4,843
TOTAL LIABILITIES	348,092	322,833
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value at July 31, 2005 and at January 30, 2005 (authorized—200,000 shares; outstanding—15,000 shares)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value at July 31, 2005 and at January 30, 2005 (authorized—20,000,000 shares; issued and outstanding at July 31, 2005 and at January 30, 2005—2,294,352 shares)	23	23
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	24,104	24,104
Deferred compensation	(219)	(256)
Accumulated deficit	(217,253)	(198,233)
Accumulated other comprehensive loss	(187)	(268)
Total shareholders’ deficiency	(189,943)	(171,041)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$173,149	$166,792

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollar amounts in thousands)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004 (as restated; see Note 15)	July 31, 2005	August 1, 2004 (as restated; see Note 15)
SALES	$66,900	$68,442	$145,068	$148,338
COST OF SALES	58,443	57,178	121,406	119,968
GROSS PROFIT	8,457	11,264	23,662	28,370
GENERAL AND ADMINISTRATIVE	11,321	10,498	24,045	22,242
INCOME (LOSS) FROM OPERATIONS	(2,864)	766	(383)	6,128
INTEREST INCOME	3	2	7	4
INTEREST EXPENSE	(9,103)	(7,946)	(17,664)	(15,878)
EARLY EXTINGUISHMENT OF DEBT	(980)	---	(980)	---
LOSS BEFORE INCOME TAXES	(12,944)	(7,178)	(19,020)	(9,746)
INCOME TAX BENEFIT	---	5,051	---	6,334
NET LOSS	$(12,944)	$(2,127)	$(19,020)	$(3,412)

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollar amounts in thousands)
	For the Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004 (as restated; see Note 15)
OPERATING ACTIVITIES:
Net loss	$(19,020)	$(3,412)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,973	6,255
Amortization of deferred financing costs	824	831
Paid-in-kind interest	3,679	3,139
Early extinguishment of debt	980	---
Amortization of debt discounts	305	307
Stock compensation expense	37	39
Provision for deferred income tax benefit	---	(6,334)
Loss on disposal of property and equipment	395	202
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(141)	(300)
Inventories	(617)	(18)
Prepaid expenses and other assets	(3,400)	(185)
Other noncurrent assets	(47)	-
Accounts payable—trade	(3,605)	7,731
Accrued expenses	401	(67)
Accrued interest	413	(31)
Other current accrued liabilities	3,530	1,995
Other noncurrent accrued liabilities	(293)	(445)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,586)	9,707
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,631)	(11,033)
Proceeds from sales of property and equipment	4	---
Restricted cash for senior notes interest payment	(9,797)	---
NET CASH USED IN INVESTING ACTIVITIES	(15,424)	(11,033)
FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	50,000	---
Increase in borrowings under senior secured credit facility	34,100	41,500
Repayment of senior secured credit facility and capital lease obligations	(63,108)	(39,251)
Repayment of installment purchase agreement	(163)	(149)
Deferred financing costs	(4,399)	(37)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,430	2,063
EFFECT OF EXCHANGE RATE CHANGES ON CASH	24	344
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,556)	1,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,178	4,820
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,622	$5,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,137	$11,632
Income taxes paid	$162	$167

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands, except where noted)

1.  Organization and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Portrait Corporation of America, Inc., formerly known as PCA International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen weeks ended and twenty-six weeks ended July 31, 2005 and August 1, 2004 are not necessarily indicative of the results for the fiscal years ending January 29, 2006 (“fiscal 2005”) and January 30, 2005 (“fiscal 2004”), respectively. These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

2.  Operations, Liquidity and Other Matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced a significant decline in operations, resulting in net losses in fiscal 2004 and the first twenty-six weeks of fiscal 2005. The Company’s recent negative results of operations and ensuing cash needs to satisfy the outstanding payment to AgfaPhoto USA of $20.7 million due June 15, 2006, described below, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if the Company is not able to continue as a going concern.

Operations and Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $19.0 million for the twenty-six weeks ended July 31, 2005, the Company’s current liabilities exceeded its current assets by $34.8 million and $39.4 million as of July 31, 2005 and January 30, 2005, respectively, and the Company reported a shareholders’ deficiency of $189.9 million as of July 31, 2005. In addition, the Company had past due trade accounts payable, other than those owed to AgfaPhoto USA, of $6.6 million and $7.8 million as of July 31, 2005 and January 30, 2005, respectively. These trade accounts payable averaged approximately 40 days and 30 days past due as of July 31, 2005 and January 30, 2005, respectively.

On July 15, 2005, the Company issued $50 million in 14% senior secured notes due 2009, entered into a senior secured revolving credit facility that will provide for revolving loans, from time to time, of up to $10.0 million in the aggregate and entered into a separate letters of credit facility, which will provide for the Company’s letter of credit needs, from time to time, of up to $20.0 million. Concurrently with this financing, the Company obtained necessary waivers of existing defaults under its debt agreements. As of July 31, 2005, the Company had $10.0 million and $2.0 million available under its senior secured revolving credit facility and letters of credit facility, respectively.

During fiscal 2004, the Company was not in compliance with its agreement with AgfaPhoto USA, the supplier of photographic paper, film and processing chemistry for the Company’s North American requirements. The Company has agreed to pay the supplier interest at an annual rate of 6% on the $20.7 million of payables due June 15, 2006. As discussed below, the Company entered into an agreement with the supplier on June 15, 2005. On May 27, 2005, the supplier’s German parent company, AgfaPhoto GmbH, declared it was insolvent. In the event this insolvency affects the supplier’s ability to provide photographic paper, film, and processing chemistry, management believes the Company can obtain necessary resources from alternate suppliers. Nevertheless, there is no assurance the Company can obtain these resources on the same or similar terms, which could have a material adverse effect on the Company’s liquidity, financial condition and results of operations. However, the Company has continued to receive uninterrupted supply from AgfaPhoto USA since the announcement of AgfaPhoto GmbH’s petition for insolvency.

As noted above, the Company and AgfaPhoto USA entered into an agreement on June 15, 2005. This agreement allows the Company to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided the Company does not otherwise breach its agreement with the supplier, and pays for current orders of photographic film, paper and chemistry needs on a cash-before-delivery basis. The Company is in the process of seeking to amend this supply agreement. The Company’s ability to meet this contractual payment obligation in June 2006 is dependent upon its ability to (a.) improve operating performance based on the initiatives identified below in “Management’s Plan”, (b.) amend this supplier contract on terms favorable to the Company, (c.) obtain the resources from an alternate supplier on terms favorable to the Company, (d.) continue to extend vendors other than AgfaPhoto USA beyond payment terms or (e.) a combination of (a.), (b.), (c.) and (d.). While management believes the Company’s operating performance will improve and it will be able to amend the supplier contract on terms favorable to the Company, there can be no assurances the Company will be successful in implementing these initiatives.

Management’s Plan

The Company’s funding needs for fiscal 2005 and thereafter depend on many factors, including the Company’s ability to successfully implement measures to improve its performance. In order to address the significant decline in operations that occurred in fiscal 2004 and the twenty-six weeks ended July 31, 2005 in the Company’s U.S. Wal-Mart permanent studios, management has implemented several initiatives in fiscal 2005 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer and customer traffic. Examples of these initiatives include external recruiting of field operations management, instituting a new bonus program for field associates, launching new marketing initiatives, re-implementing the previously successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003, and re-introducing a mid-tier price point in package offers to improve the customer experience and to encourage customer trade-ups. The Company’s growth plans assume a continuation of studio openings in Wal-Mart and further evaluation of other specialty retail concepts in Wal-Mart retail locations. Management will continue to monitor sales, financial results and liquidity position and, if necessary, will execute further actions to mitigate concerns with regard to the Company’s liquidity position, including, but not limited to, further reductions in general and administrative expenses and capital expenditures. In July 2005, the Company obtained additional financing and the Company cured defaults under its various debt agreements. Concurrently with the financing completed in July 2005, the Company obtained waivers of defaults from the lenders under the various debt agreements.

Foreign Tax Claim and Forensic Investigation

During fiscal 2004, the Company became aware of a tax claim from the Servicio de Administracion Tributaria (the “SAT”), the Mexican Tax Authority against the Company’s Mexican subsidiary. The amounts alleged due consisted of $1.4 million for fiscal years 1997 and 1998 as well as $0.1 million for January through June of 2000. In addition, fines, penalties and interest of $4.5 million had been added to the outstanding claim. Following its preliminary investigation, the Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT. The Company also engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary. The Company is currently negotiating a settlement with SAT and has recorded a charge in general and administrative expenses in the statement of operations of $1.5 million in fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

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

The Company was previously in default of the covenant contained in the indenture agreement for its $165 million senior notes due 2009 (“Senior Notes”) that requires the Company to timely comply with all filing requirements of the U.S. Securities and Exchange Commission. The Company did not timely file its Annual Report on Form 10-K for the fiscal year ended January 30, 2005 or its Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005. The Company had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or the holders of 25% of the principal amount of the Senior Notes to cure this default. No such notice was received. With the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005 on July 28, 2005 and with the filing of the Company’s Quarterly Report on Form 10-Q For the thirteen weeks ended May 1, 2005 on August 11, 2005, the Company cured the default of that requirement under the indenture agreement for the Senior Notes.

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

3.  Concentration of Sales

96.8% and 96.6%, respectively, of sales for the thirteen weeks ended and twenty-six weeks ended July 31, 2005 and 95.6% and 95.7%, respectively, of sales for the thirteen weeks ended and twenty-six weeks ended August 1, 2004 were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the U.S., Canada, Mexico, Germany and the U.K. that commit the Company to a percentage-of-sales commission payable to Wal-Mart. The agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond the Company’s control.

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

During the fourth quarter of fiscal 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 states the adoption of the fair value based method is a change to a preferable method of accounting. Management believes use of the fair value based method to record employee stock-based compensation expense is consistent with the accounting for all other forms of compensation.Under the prospective transition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or February 3, 2003. Prior awards will continue to be accounted for under the intrinsic value method.

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

As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net loss as reported and the pro forma amounts are indicated below:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net loss:
As reported	$(12,944)	$(2,127)	$(19,020)	$(3,412)
Recorded stock compensation expense	18	20	37	39
Pro forma stock compensation expense	(22)	(27)	(48)	(55)
Pro forma net loss	$(12,948)	$(2,134)	$(19,031)	$(3,428)

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

7.  Comprehensive Loss

Total comprehensive loss for the thirteen weeks ended and twenty-six weeks ended July 31, 2005 and August 1, 2004 was comprised of the following:
	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net loss	$(12,944)	$(2,127)	$(19,020)	$(3,412)
Foreign currency translation adjustment	276	104	81	128
Total comprehensive loss	$(12,668)	$(2,023)	$(18,939)	$(3,284)

8.  Other Accrued Liabilities

Other accrued liabilities were comprised of the following:
	July 31, 2005	January 30, 2005
Accrued taxes other than income	$2,341	$2,655
Other accrued expenses	9,369	6,398
Customer deposits	6,287	5,414
Total other accrued liabilities	$17,997	$14,467

9.  Other Liabilities

Other liabilities were comprised of the following:
	July 31, 2005	January 30, 2005
Long-term portion of workers’ compensation obligations	$3,687	$4,053
Accrued interest	752	695
Long-term occupancy obligations	111	95
Total other accrued liabilities	$4,550	$4,843

10.  Debt

On July 15, 2005, PCA LLC and PCA Finance Corp. issued $50 million of 14% Senior Secured Notes due 2009 (“Senior Secured Notes”). The Senior Secured Notes mature June 1, 2009 and require interest to be paid on the first day of each month beginning August 1, 2005. The Senior Secured Notes are guaranteed on a senior secured basis by Portrait Corporation of America, Inc., which is the sole owner of PCA LLC, and any existing and future domestic subsidiaries of PCA LLC other than PCA Finance Corp. The proceeds from the issuance of the Senior Secured Notes was used to fully repay PCA LLC’s prior senior secured credit facility of $32.5 million, to place $9.8 million in escrow to satisfy the Company’s interest payment due on August 1, 2005 relating to its obligations under the Senior Notes (classified as restricted cash on the condensed consolidated balance sheet as of July 31, 2005), to pay fees and expenses related to the issuance of the Senior Secured Notes of $3.9 million, and to provide additional working capital of $3.8 million. On July 15, 2005 as a result of the repayment of PCA LLC’s prior senior secured credit facility, the Company recognized a charge of $1.0 million for early extinguishment of debt in an amount equal to the unamortized deferred financing costs related to the prior senior secured credit facility. Concurrently with the issuance of the Senior Secured Notes, PCA LLC entered into a $10.0 million new senior secured revolving credit facility and a $20.0 million new letters of credit facility. The new senior secured revolving credit facility and the new letters of credit facility are guaranteed by Portrait Corporation of America, Inc. and any existing and future domestic subsidiaries of PCA LLC.

The Company’s ability to borrow under its new senior secured revolving credit facility and to use its new letters of credit facility depends on the Company’s ability to meet the lenders’ borrowing conditions at the relevant times. The new senior secured revolving credit facility provides for limitations on borrowings based on 125% of PCA LLC’s consolidated trailing twelve months EBITDA, less any letters of credit outstanding under the new letters of credit facility. Revolving loans under the new senior secured revolving credit facility, at the Company’s option, bear interest payable on a monthly basis at either:

- a rate equal to the prime rate announced by Wells Fargo Foothill, Inc. from time to time plus a margin to be determined within a range between 1.75% and 3.00% (which is fixed at 3.00% until July 30, 2006), based on the Company’s consolidated trailing twelve months EBITDA; or

- a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin to be determined within a range between 3.75% and 5.00% (which is fixed at 5.00% until July 30, 2006), based on the Company’s consolidated trailing twelve months EBITDA;

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

In connection with issuances of letters of credit under the new letters of credit facility, PCA LLC is required to pay a letter of credit fee equal to an amount to be determined based on the Company’s consolidated trailing twelve months EBITDA within a range between 3.75% and 5.00% (which is fixed at 5.00% until July 30, 2006) per annum times the undrawn amount of all outstanding letters of credit. The new letters of credit facility contains customary negative covenants that limit or restrict, among other things, subject to certain exceptions, the incurrence of indebtedness, the creation of liens, mergers, consolidations, transactions with affiliates, amendments to material agreements, investments, dividends and asset sales by PCA LLC and its subsidiaries. PCA LLC is subject to customary financial covenants under the terms of the new letters of credit facility, including a fixed charge coverage ratio requirement. The new letters of credit facility includes customary affirmative covenants, reporting requirements and events of default.

11.  Commitments and Contingencies

Prior to February 4, 2002, the Company had a long-term non-cancelable supply agreement for the purchase of film, photographic paper and processing chemistry. On February 4, 2002, the Company entered into a new supply agreement. This agreement is for a period of five years and requires the Company to purchase substantially all of its annual North American requirements for photographic paper, film and processing chemistry during the period of the agreement from the supplier. There are no minimum or maximum purchase requirements under this supply agreement. During fiscal 2004, the Company was not in compliance with this agreement due to exceeding payment terms. The Company agreed to pay the supplier interest on past due payables. As a result, the Company recognized $0.2 million and $0.4 million, respectively, in interest expense related to these past due payables in the thirteen weeks ended and twenty-six weeks ended July 31, 2005. The Company and this supplier entered into an agreement on June 15, 2005 to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided the Company does not otherwise breach its agreement with the supplier and pays for the Company’s photographic film, paper and chemistry needs on a cash-before-delivery basis. The Company is currently negotiating a revised agreement with this supplier. On May 27, 2005, the supplier’s German parent company declared it was insolvent.

During fiscal 2004, the Company became aware of a tax claim from the Servicio de Administracion Tributaria (the “SAT”), the Mexican Tax Authority against the Company’s Mexican subsidiary. The amounts alleged due consisted of $1.4 million for fiscal years 1997 and 1998 as well as $0.1 million for January through June of 2000. In addition, fines, penalties and interest of $4.5 million had been added to the outstanding claim. Following its preliminary investigation, the Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT. The Company also engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary. The Company is currently negotiating a settlement with SAT and has recorded a charge in general and administrative expenses in the statement of operations of $1.5 million in fiscal 2004 reflecting management’s best estimate of the ultimate settlement of this claim.

The Company is involved in a class-action lawsuit which was filed on January 20, 2005 in the United States District Court for the Southern District of Florida by Bahman Plaseyed on his own behalf and others similarly situated against one of the Company’s subsidiaries, PCA National LLC. Mr. Plaseyed claims that during his employment, he was not properly paid for all of his overtime hours worked. He claims he did not receive “time and a half” wages for those overtime hours he worked after the computer clocked him out and he continued to work, closing out for the day. Mr. Plaseyed is suing PCA National LLC to recover compensation for these overtime hours he worked. Four other former employees have opted in to the case, and on August 26, 2005, Mr. Plaseyed’s attorneys sent letters to all photographers (approximately 25,000) employed by PCA National LLC in the United States between January 1, 2002 and the present, inviting them to participate in the lawsuit to recover unpaid overtime wages. Mr. Plaseyed’s attorneys are seeking damages of approximately $1,200 per employee plus attorneys' fees. The Company is currently in the early stages of preparing its defense and believes the plaintiffs’ case has no merits. Nonetheless, a likelihood of a loss as a result of this case is reasonably possible. No accrual for a loss has been recorded.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

12.  Goodwill and Intangible Assets

As of July 31, 2005 and January 30, 2005 the Company had no intangible assets subject to amortization and recognized no amortization expense related to intangible assets during the thirteen weeks ended and twenty-six weeks ended July 31, 2005 and August 1, 2004. The following table sets forth the information for intangible assets not subject to amortization:

	July 31, 2005	January 30, 2005
Unamortized intangible assets:
Goodwill	$52,998	$52,989
Trademark	135	135
Total goodwill and intangible assets	$53,133	$53,124

The change in the balance of goodwill from January 30, 2005 to July 31, 2005 is related entirely to foreign currency fluctuations.

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

Business Segment Data
	Retail	Institutional	Consolidated
For the thirteen weeks ended July 31, 2005:
Net loss	$(12,562)	$(382)	$(12,944)
Reconciling items:
Depreciation and amortization	3,452	37	3,489
Interest income	(3)	---	(3)
Interest expense	8,859	244	9,103
Early extinguishment of debt	951	29	980
Adjusted EBITDA	$697	$(72)	$625

For the thirteen weeks ended August 1, 2004:
Net income (loss)	$(2,340)	$213	$(2,127)
Reconciling items:
Depreciation and amortization	3,155	43	3,198
Income tax benefit	(4,859)	(192)	(5,051)
Interest income	(2)	---	(2)
Interest expense	7,672	274	7,946
Adjusted EBITDA	$3,626	$338	$3,964

For the twenty-six weeks ended July 31, 2005:
Net loss	$(18,387)	$(633)	$(19,020)
Reconciling items:
Depreciation and amortization	6,898	75	6,973
Interest income	(7)	---	(7)
Interest expense	17,157	507	17,664
Early extinguishment of debt	951	29	980
Adjusted EBITDA	$6,612	$(22)	$6,590

For the twenty-six weeks ended August 1, 2004:
Net loss	$(2,950)	$(462)	$(3,412)
Reconciling items:
Depreciation and amortization	6,164	91	6,255
Income tax benefit	(6,119)	(215)	(6,334)
Interest income	(4)	---	(4)
Interest expense	15,339	539	15,878
Adjusted EBITDA	$12,430	$(47)	$12,383

Business Segment Data (continued)
	Retail	Institutional	Consolidated
For the thirteen weeks ended July 31, 2005:
Sales	$65,067	$1,833	$66,900
Adjusted EBITDA	$697	$(72)	$625
Total assets	$170,870	$2,279	$173,149

For the thirteen weeks ended August 1, 2004:
Sales	$66,086	$2,356	$68,442
Adjusted EBITDA	$3,626	$338	$3,964

For the twenty-six weeks ended July 31, 2005:
Sales	$140,756	$4,312	$145,068
Adjusted EBITDA	$6,612	$(22)	$6,590
Total assets	$170,870	$2,279	$173,149

For the twenty-six weeks ended August 1, 2004:
Sales	$143,243	$5,095	$148,338
Adjusted EBITDA	$12,430	$(47)	$12,383

Geographic Data
	United States	Canada	Mexico	Other Foreign	Consolidated
July 31, 2005
Sales for the thirteen weeks ended	$58,459	$5,381	$2,637	$423	$66,900
Sales for the twenty-six weeks ended	$128,291	$10,753	$5,143	$881	$145,068
Long-term assets	$113,552	$7,486	$2,410	$2,075	$125,523

August 1, 2004
Sales for the thirteen weeks ended	$61,384	$4,596	$2,180	$282	$68,442
Sales for the twenty-six weeks ended	$134,123	$9,210	$4,454	$551	$148,338

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

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING BALANCE SHEET July 31, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries		Eliminations		Total
Assets:
Cash and cash equivalents	$	---	$	---	$6,415		$207	$	---	$6,622
Restricted cash		---		9,797	---		---		---	9,797
Accounts receivable		---		---	2,351		571		---	2,922
Inventories		---		---	12,007		49		---	12,056
Deferred income taxes		(1,090)		1,090	108		---		---	108
Prepaid expenses and other assets		---		---	6,246		217		---	6,463
Total current assets		(1,090)		10,887	27,127		1,044		---	37,968
Investments and intercompany accounts		(128,523)		87,000	(50,238)		(12,204)		103,965	---
Property and equipment, net		---		---	67,743		4,473		---	72,216
Goodwill, intangible and other assets, net		---		---	53,294		10		3	53,307
Deferred financing costs, net		1,315		8,343	---		---		---	9,658
Total assets		$(128,298)		$106,230	$97,926		$(6,677)		$103,968	$173,149

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$	---	$	---	$20	$	---	$	---	$20
Accounts payable—trade		---		---	32,258		316		---	32,574
Accrued insurance		---		---	4,437		---		---	4,437
Accrued income taxes		66		1,792	---		2		---	1,860
Accrued compensation		---		---	4,993		108		---	5,101
Accrued interest		---		10,192	598		---		---	10,790
Other accrued liabilities		---		---	16,189		1,808		---	17,997
Total current liabilities		66		11,984	58,495		2,234		---	72,779
Long-term debt, less current portion		47,531		223,102	22		---		---	270,655
Deferred income taxes		(1,724)		1,724	108		---		---	108
Other liabilities		752		---	3,798		---		---	4,550
Series A redeemable convertible preferred stock		15,000		---	---		---		---	15,000
Total shareholders’ equity (deficiency)		(189,923)		(130,580)	35,503		(8,911)		103,968	(189,943)
Total liabilities and shareholders’ equity (deficiency)		$(128,298)		$106,230	$97,926		$(6,677)		$103,968	$173,149

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING BALANCE SHEET January 30, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries		Eliminations		Total
Assets:
Cash and cash equivalents	$	---	$	---	$14,341		$837	$	---	$15,178
Accounts receivable		---		---	2,145		636		---	2,781
Inventories		---		---	11,391		48		---	11,439
Deferred income taxes		(1,090)		1,090	108		---		---	108
Prepaid expenses and other assets		---		---	3,300		3		---	3,303
Total current assets		(1,090)		1,090	31,285		1,524		---	32,809
Investments and intercompany accounts		(113,404)		93,885	(54,830)		(11,531)		85,880	---
Property and equipment, net		---		---	69,258		4,651		---	73,909
Goodwill, intangible and other assets, net		------		---	53,244		7		---	53,251
Deferred financing costs, net		1,404		5,419	---		---		---	6,823
Total assets		$(113,090)		$100,394	$98,957		$(5,349)		$85,880	$166,792

Liabilities and shareholders’ equity (deficiency):
Current portion of long-term debt	$	---	$	---	$182	$	---	$	---	$182
Accounts payable—trade		---		---	35,743		436		---	36,179
Accrued insurance		---		---	4,141		---		---	4,141
Accrued income taxes		66		1,883	---		73		---	2,022
Accrued compensation		---		---	4,771		63		---	4,834
Accrued interest		---		10,377	---		---		---	10,377
Other accrued liabilities		---		---	12,698		1,769		---	14,467
Total current liabilities		66		12,260	57,535		2,341		---	72,202
Long-term debt, less current portion		43,776		201,870	34		---		---	245,680
Deferred income taxes		(1,724)		1,724	108		---		---	108
Other liabilities		695		---	4,148		---		---	4,843
Series A redeemable convertible preferred stock		15,000		---	---		---		---	15,000
Total shareholders’ equity (deficiency)		(170,903)		(115,460)	37,132		(7,690)		85,880	(171,041)
Total liabilities and shareholders’ equity (deficiency)		$(113,090)		$100,394	$98,957		$(5,349)		$85,880	$166,792

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Thirteen Weeks Ended July 31, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$63,839	$3,061	$	---	$66,900
Cost of sales		---		---	55,403	3,040		---	58,443
Gross profit		---		---	8,436	21		---	8,457
General and administrative		---		---	10,679	642		---	11,321
Loss from operations		---		---	(2,243)	(621)		---	(2,864)
Interest income		---		---	3	---		---	3
Interest expense		(1,958)		(6,926)	(219)	---		---	(9,103)
Early extinguishment of debt		---		---	(980)	---		---	(980)
Investment income (loss) in equity of wholly-owned subsidiaries		(10,986)		(4,060)	(621)	---		15,667	---
Net loss		$(12,944)		$(10,986)	$(4,060)	$(621)		$15,667	$(12,944)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Thirteen Weeks Ended August 1, 2004 (as restated; see Note 15)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$65,980	$2,462	$	---	$68,442
Cost of sales		---		---	54,785	2,393		---	57,178
Gross profit		---		---	11,195	69		---	11,264
General and administrative		---		---	9,719	779		---	10,498
Income (loss) from operations		---		---	1,476	(710)		---	766
Interest income		---		---	2	---		---	2
Interest expense		(1,658)		(6,146)	(142)	---		---	(7,946)
Investment income (loss) in equity of wholly-owned subsidiaries		(1,782)		626	(710)	---		1,866	---
Income (loss) before income taxes		(3,440)		(5,520)	626	(710)		1,866	(7,178)
Income tax benefit		1,313		3,738	---	---		---	5,051
Net income (loss)		$(2,127)		$(1,782)	$626	$(710)		$1,866	$(2,127)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Twenty-Six Weeks Ended July 31, 2005
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$139,044	$6,024	$	---	$145,068
Cost of sales		---		---	115,204	6,202		---	121,406
Gross profit (loss)		---		---	23,840	(178)		---	23,662
General and administrative		---		---	23,018	1,027		---	24,045
Income (loss) from operations		---		---	822	(1,205)		---	(383)
Interest income		---		---	7	---		---	7
Interest expense		(3,900)		(13,356)	(408)	---		---	(17,664)
Early extinguishment of debt		---		---	(980)	---		---	(980)
Investment income (loss) in equity of wholly-owned subsidiaries		(15,120)		(1,764)	(1,205)	---		18,089	---
Net loss		$(19,020)		$(15,120)	$(1,764)	$(1,205)		$18,089	$(19,020)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Twenty-Six Weeks Ended August 1, 2004 (as restated; see Note 15)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Sales	$	---	$	---	$143,333	$5,005	$	---	$148,338
Cost of sales		---		---	114,763	5,205		---	119,968
Gross profit (loss)		---		---	28,570	(200)		---	28,370
General and administrative		---		---	20,840	1,402		---	22,242
Income (loss) from operations		---		---	7,730	(1,602)		---	6,128
Interest income		---		---	3	1		---	4
Interest expense		(3,318)		(12,418)	(142)	---		---	(15,878)
Investment income (loss) in equity of wholly-owned subsidiaries		(2,216)		5,990	(1,601)	---		(2,173)	---
Income (loss) before income taxes		(5,534)		(6,428)	5,990	(1,601)		(2,173)	(9,746)
Income tax benefit		2,122		4,212	---	---		---	6,334
Net income (loss)		$(3,412)		$(2,216)	$5,990	$(1,601)		$(2,173)	$(3,412)

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Twenty-Six Weeks Ended July 31, 2005
	Parent/ Guarantor		Co-issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash used in operating activities	$	---	$(6,804)	$(2,307)	$(475)	$	---	$(9,586)
Net cash used in investing activities		---	(9,797)	(5,426)	(201)		---	(15,424)
Net cash provided by (used in) financing activities		---	16,601	(171)	---		---	16,430
Effect of exchange rate changes on cash		---	---	(22)	46		---	24
Decrease in cash and cash equivalents		---	---	(7,926)	(630)		---	(8,556)
Cash and cash equivalents at beginning of period		---	---	14,341	837		---	15,178
Cash and cash equivalents at end of period		---	---	$6,415	$207	$	---	$6,622

PORTRAIT CORPORATION OF AMERICA, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Twenty-Six Weeks Ended August 1, 2004 (as restated; see Note 15)
	Parent/ Guarantor		Co-issuers		Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations		Total
Net cash provided by (used in) operating activities	$	---		$(2,263)	$10,979	$991	$	---	$9,707
Net cash used in investing activities		---		---	(10,607)	(426)		---	(11,033)
Net cash provided by (used in) financing activities		---		2,263	(200)	---		---	2,063
Effect of exchange rate changes on cash		---		---	89	255		---	344
Increase in cash and cash equivalents		---		---	261	820		---	1,081
Cash and cash equivalents at beginning of period		---		---	4,441	379		---	4,820
Cash and cash equivalents at end of period	$	---	$	---	$4,702	$1,199	$	---	$5,901

15.  Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the period ended August 1, 2004, the Company became aware of a tax claim from SAT from the Company’s Mexican subsidiary, as described in Note 2. The Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT and engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary.

As a result, the Company concluded its financial statements required restatement due to errors discovered in the Company’s Mexico accounting department books and records. These errors related primarily to the capitalization and depreciation of property and equipment and expensing of prepaid assets. Additionally, several financial statement account balances were reported differently to the Company than was reported in the Mexico general ledger. Although the Company believes these errors did not result in a material misstatement of the Company’s consolidated financial statements for any previously filed annual or interim periods, the cumulative effect of correcting these errors would have had a material effect on the Company’s results of operations for fiscal 2004. As a result, the Company has restated the accompanying condensed consolidated financial statements for the thirteen weeks ended and twenty-six weeks ended August 1, 2004.

A summary of the significant effects of the restatement on the Company’s condensed consolidated financial statements for the thirteen weeks ended and twenty-six weeks ended August 1, 2004, is as follows:

	For the Thirteen Weeks Ended August 1, 2004		For the Twenty-Six Weeks Ended August 1, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statements of operations:
Cost of sales	$57,415	$57,178	$120,121	$119,968
Gross profit	11,027	11,264	28,217	28,370
General and administrative	10,149	10,498	21,869	22,242
Income from operations	878	766	6,348	6,128
Loss before income taxes	(7,066)	(7,178)	(9,526)	(9,746)
Net loss	(2,015)	(2,127)	(3,192)	(3,412)

Statements of cash flows:
Net loss	$(3,192)	$(3,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,277	6,255
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	200	(300)
Prepaid expenses and other assets	(256)	(185)
Other noncurrent assets	15	---
Accounts payable—trade	7,745	7,731
Accrued expenses	(489)	(67)
Other current accrued liabilities	1,986	1,995
Net cash provided by operating activities	9,976	9,707
Purchases of property and equipment	(11,217)	(11,033)
Net cash used in investing activities	(11,217)	(11,033)
Effect of exchange rate changes on cash	306	344
Increase in cash and cash equivalents	1,128	1,081
Cash and cash equivalents at end of period	5,948	5,901

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations reflect the restatement for the thirteen weeks ended and twenty-six weeks ended August 1, 2004 as discussed in Note 15 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

Twenty-Six Weeks Ended July 31, 2005 Compared With Twenty-Six Weeks Ended August 1, 2004.

Sales for the twenty-six weeks ended July 31, 2005 (“YTD 2005”) decreased 2.2%, or $3.3 million, to $145.1 million from $148.3 million for the twenty-six weeks ended August 1, 2004 (“YTD 2004”). The decrease in total sales was a result of the following:
Attributable to	Amount (in millions)
7.5% decrease in same studio sales in Wal-Mart permanent portrait studios	$(9.9)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	10.0
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(2.5)
Total decrease attributable to our Wal-Mart portrait photography business	(2.4)
Decrease in sales in institutional segment	(0.8)
Other	(0.1)
Total decrease in sales	$(3.3)

Our same studio sales in our Wal-Mart permanent studios declined 7.5% for YTD 2005 compared to YTD 2004, reflecting lower customer traffic partially offset by higher average order size. The increase in average order size is primarily the result of a higher percentage of customers purchasing higher-value custom offers versus introductory package offers. We believe the weaker same studio sales in YTD 2005 is partially due to an early Easter, a seasonally important period of time for family and pre-school portrait sales, occurring March 27 this year as compared to April 11 in the prior year. Historically, we have recognized lower Easter-related sales and lower customer sittings in those years when Easter falls earlier on the calendar. In addition, we have been negatively impacted by increases in the price of gasoline and its effect on the disposable income of our customers. It appears this trend may continue. Further, Hurricane Katrina, subsequent to YTD 2005, is having an adverse impact upon our sales performance in affected areas.

Gross profit for YTD 2005 decreased 16.6% to $23.7 million from $28.4 million in YTD 2004. Gross profit as a percentage of sales was 16.3% and 19.1% in YTD 2005 and YTD 2004, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:
Attributable to	% of sales
Increase in retail photography labor and general studio supplies as a percentage of sales due to decrease in same studio sales	(1.8)%
Change in our product mix	(0.5)
Increase in depreciation expense as a percentage of sales due to decrease in same studio sales	(0.5)
Total decrease in gross profit percentage	(2.8)%

The decrease in our gross profit as a percentage of sales attributable to the change in product mix is a result of favorable customer acceptance of our expanded digital and canvas product offerings, which have lower profit margins than traditional printed portraits. If customer acceptance of these new product offerings continue to increase at a greater percentage rate than traditional printed portraits, we would expect this product mix to negatively impact our gross profit as a percentage of sales.

General and administrative expenses for YTD 2005 increased 8.1%, or $1.8 million, to $24.0 million from $22.2 million in YTD 2004. General and administrative expenses as a percentage of sales were 16.6% and 15.0% for YTD 2005 and YTD 2004, respectively. The increase in total general and administrative expenses was a result of the following:
Attributable to	Amount (in millions)
Savings recognized in Q2 2004 related to termination of benefit plan for certain retired employees	$1.1
Increase in professional services primarily related to our Sarbanes-Oxley effort, legal services and audit fees	1.0
Decrease in workers’ compensation expense and general casualty insurance expense primarily due to elevated charges experienced in YTD 2004	(0.8)
Increase in payroll cost	0.8
Decrease in foreign currency transaction loss	(0.2)
Increase in health insurance costs	0.2
Other	(0.3)
Total increase in general and administrative expenses	$1.8

Income (loss) from operations for YTD 2005 decreased 106.3% to $(0.4) million from $6.1 million in YTD 2004. Income (loss) from operations as a percentage of sales decreased to (0.3)% in YTD 2005 from 4.1% in YTD 2004. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for YTD 2005 increased 11.2%, or $1.8 million, to $17.7 million from $15.9 million in YTD 2004 as a result of the following:
Attributable to	Amount (in millions)
Increase from Parent Notes issued in June 2002	$0.6
Increase from prior senior secured credit facility entered into June 2002	0.6
Increase from supplier provided financing	0.3
Increase from Senior Secured Notes issued in July 2005	0.3
Total increase in interest expense	$1.8

The weighted average interest rate on our outstanding debt was 12.7% in YTD 2005 as compared to 12.1% in YTD 2004.

On July 15, 2005, we repaid the outstanding amounts due under our prior senior secured credit facility with proceeds from the issuance of senior secured notes. Simultaneously with the repayment of the outstanding amounts due under our prior senior secured credit facility, we wrote off our unamortized deferred financing costs related to our prior senior secured credit facility, resulting in a charge of $1.0 million for early extinguishment of debt.

The income tax benefit was $0.0 million in YTD 2005 compared to $6.3 million in YTD 2004. During the thirteen week period ended October 31, 2004 (“Q3 2004”), we determined it was more likely than not that our deferred tax assets would not ultimately be realized. Therefore, as of October 31, 2004 we recorded a valuation allowance against such deferred tax assets. Prior to Q3 2004, we had determined it was more likely than not that substantially all of such assets would be realized.

Net loss increased to $19.0 million in YTD 2005 from $3.4 million in YTD 2004. The increase in net loss is a result of the net effect of changes in income (loss) from operations, net interest expense, early extinguishment of debt and income taxes described above.

Thirteen Weeks Ended July 31, 2005 Compared With Thirteen Weeks Ended August 1, 2004.

Sales for the thirteen weeks ended July 31, 2005 (“Q2 2005”) decreased 2.3%, or $1.5 million, to $66.9 million from $68.4 million for the thirteen weeks ended August 1, 2004 (“Q2 2004”). The decrease in total sales was a result of the following:
Attributable to	Amount (in millions)
6.9% decrease in same studio sales in Wal-Mart permanent portrait studios	$(4.3)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	4.2
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(0.9)
Total decrease attributable to our Wal-Mart portrait photography business	(1.0)
Decrease in sales in institutional segment	(0.5)
Total decrease in sales	$(1.5)

Our same studio sales in our Wal-Mart permanent studios declined 6.9% for Q2 2005 compared to Q2 2004, reflecting lower customer traffic partially offset by higher average order size. The increase in average order size is primarily the result of a higher percentage of customers purchasing higher-value custom offers versus introductory package offers. In addition, we have been negatively impacted by increases in the price of gasoline and its effect on the disposable income of our customers. It appears this trend may continue. Further, Hurricane Katrina, subsequent to Q2 2005, is having an adverse impact upon our sales performance in affected areas.

Gross profit for Q2 2005 decreased 24.9% to $8.5 million from $11.3 million in Q2 2004. Gross profit as a percentage of sales was 12.6% and 16.5% in Q2 2005 and Q2 2004, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:
Attributable to	% of sales
Increase in retail photography labor and general studio supplies as a percentage of sales due to decrease in same studio sales	(2.8)%
Increase in depreciation expense as a percentage of sales due to decrease in same studio sales	(0.5)
Change in our product mix	(0.3)
Other	(0.3)
Total decrease in gross profit percentage	(3.9)%

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

General and administrative expenses for Q2 2005 increased 7.8%, or $0.8 million, to $11.3 million from $10.5 million in Q2 2004. General and administrative expenses as a percentage of sales were 16.9% and 15.3% for Q2 2005 and Q2 2004, respectively. The increase in total general and administrative expenses was a result of the following:

Attributable to	Amount (in millions)
Savings recognized in Q2 2004 related to termination of benefit plan for certain retired employees	$1.1
Decrease in health insurance costs due to change in health benefit plan	(0.6)
Decrease in workers’ compensation expense and general casualty insurance expense primarily due to elevated charges experienced in Q2 2004	(0.6)
Increase in professional services primarily related to legal services and audit fees	0.5
Increase in payroll cost	0.5
Increase in foreign currency transaction loss	0.2
Decrease in loss on disposal of property, plant and equipment	(0.1)
Other	(0.2)
Total increase in general and administrative expenses	$0.8

Income (loss) from operations for Q2 2005 decreased 473.9% to $(2.9) million from $0.8 million in Q2 2004. Income (loss) from operations as a percentage of sales decreased to (4.3)% in Q2 2005 from 1.1% in Q2 2004. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.

Interest expense for Q2 2005 increased 14.6%, or $1.2 million, to $9.1 million from $7.9 million in Q2 2004 as a result of the following:
Attributable to	Amount (in millions)
Increase from prior senior secured credit facility entered into June 2002	$0.5
Increase from Senior Secured Notes issued in July 2005	0.3
Increase from Parent Notes issued in June 2002	0.3
Increase from supplier provided financing	0.1
Total increase in interest expense	$1.2

The weighted average interest rate on our outstanding debt was 13.2% in Q2 2005 as compared to 12.1% in Q2 2004.

On July 15, 2005, we repaid the outstanding amounts due under our prior senior secured credit facility with proceeds from the issuance of senior secured notes. Simultaneously with the repayment of the outstanding amounts due under our prior senior secured credit facility, we wrote off our unamortized deferred financing costs related to our prior senior secured credit facility, resulting in a charge of $1.0 million for early extinguishment of debt.

The income tax benefit was $0.0 million in Q2 2005 compared to $5.1 million in Q2 2004. During the thirteen week period ended October 31, 2004 (“Q3 2004”), we determined it was more likely than not that our deferred tax assets would not ultimately be realized. Therefore, as of October 31, 2004 we recorded a valuation allowance against such deferred tax assets. Prior to Q3 2004, we had determined it was more likely than not that substantially all of such assets would be realized.

Net loss increased to $12.9 million in Q2 2005 from $2.1 million in Q2 2004. The increase in net loss is a result of the net effect of changes in income (loss) from operations, net interest expense, early extinguishment of debt and income taxes described above.

Liquidity and Capital Resources

Liquidity. Our recent negative results of operations and the cash we need to satisfy our outstanding payment obligation to AgfaPhoto USA of $20.7 million due June 15, 2006 (described below) raise substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity are cash flow from operations and borrowings under our new $10.0 million senior secured revolving credit facility and supported by our new $20.0 million letters of credit facility. Our principal uses of cash are interest payments on our debt, capital expenditures and seasonal working capital. During YTD 2005, we used $5.6 million in cash on capital expenditures as compared to $11.0 million used during YTD 2004. The reduction in capital expenditures is a result of our focusing primarily all of our capital expenditure program on studio openings and decreasing the amount of capital expenditures for non-studio-related items. Our working capital deficit was $34.8 million at the end of YTD 2005 as compared to $39.4 million at the end of fiscal 2004.

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

During fiscal 2004, we were not in compliance with our agreement with AgfaPhoto USA, the supplier of photographic paper, film and processing chemistry for our North American requirements. As discussed below, we have agreed to pay the supplier interest at an annual rate of 6% on $20.7 million of payables due June 15, 2006 under an agreement we entered into on June 15, 2005. On May 27, 2005, the supplier’s German parent company, AgfaPhoto GmbH, declared it was insolvent. In the event this insolvency affects the supplier’s ability to provide photographic paper, film, and processing chemistry, we believe we can obtain necessary resources from alternate suppliers. Nevertheless, there is no assurance we can obtain these resources on the same or similar terms, which could have a material adverse effect on our liquidity, financial condition and results of operations. However, we have continued to receive uninterrupted supply from AgfaPhoto USA since the announcement of AgfaPhoto GmbH’s petition for insolvency.

As noted above, we and AgfaPhoto USA entered into an agreement on June 15, 2005. This agreement allows us to defer payment on all amounts outstanding with the supplier totaling $20.7 million as of that date until June 15, 2006, provided we do not otherwise breach our agreement with the supplier, and pay for current orders of photographic film, paper and chemistry needs on a cash-before-delivery basis. We are in the process of seeking to amend this supply agreement. Our ability to meet this contractual payment obligation in June 2006 is dependent upon our ability to (a.) improve operating performance based on the initiatives identified below, (b.) amend this supplier contract on terms favorable to us, (c.) obtain the resources from an alternate supplier on terms favorable to us, (d.) continue to extend vendors other than AgfaPhoto USA beyond payment terms or (e.) a combination of (a.), (b.), (c.) and (d.). While we believe our operating performance will improve and we will be able to amend the supplier contract on terms favorable to us, there can be no assurances we will be successful in implementing these initiatives.

In addition, we had past due trade accounts payable, other than those owed to AgfaPhoto USA, of $6.6 million and $7.8 million as of July 31, 2005 and January 30, 2005, respectively. These trade accounts payable averaged approximately 40 days and 30 days past due as of July 31, 2005 and January 30, 2005, respectively.

On July 15, 2005, we issued $50.0 million aggregate principal amount of senior secured notes due 2009 and simultaneously entered into a new four-year $10.0 million senior secured revolving credit facility and a new four-year $20.0 million letters of credit facility. The new letters of credit facility and the new senior secured revolving credit facility are contained in our new credit agreement. We used $32.5 million of the net proceeds of our senior secured notes offering to fully repay our prior senior secured credit facility, $9.8 million was placed in escrow to satisfy our interest payment due on August 1, 2005 relating to our obligations under our senior notes (classified as restricted cash on the condensed consolidated balance sheet as of July 31, 2005), $3.9 million was used to pay fees and expenses related to the issuance of our senior secured notes, and the remaining $3.8 million will be used for working capital. On July 15, 2005 as a result of the repayment of our prior senior secured credit facility, we recognized a charge of $1.0 million for early extinguishment of debt in an amount equal to the unamortized deferred financing costs and administrative fees related to the prior senior secured credit facility. As of July 31, 2005, we had no borrowings under our new senior secured revolving credit facility. As of July 31, 2005, there was $10.0 million and $2.0 million availability, respectively, under our new senior secured revolving credit facility and our new letters of credit facility.

Our funding needs for fiscal 2005 depend on many factors, including our ability to successfully implement measures to improve our performance. In order to proactively address the negative same studio sales in our Wal-Mart permanent studios, our management team has implemented several initiatives since the beginning of fiscal 2005 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer as well as customer traffic. Examples of these initiatives include increased external recruiting of field operations management, instituting a new bonus program for our field associates, launching new marketing initiatives, re-implementing the successful “Portrait Smiles” customer continuity program which was previously eliminated in fiscal 2003, re-introducing a mid-tier price point in our package offers to improve the customer experience and to encourage customer trade ups, and increasing our opening price point. In addition, the principals of our controlling stockholder, Jupiter Partners II L.P., have assumed a prominent role in the day-to-day operations of the Company. Nonetheless, there is no assurance these measures will be successful and we may require additional capital to meet our operating needs. Further, while we have seen improvement in our same studio sales in Q2 2005 as compared to Q1 2005, our same studio sales remained negative in Q2 2005. We have been negatively impacted by increases in the price of gasoline and its effect on the disposable income of our customers. It appears this trend may continue. Further, Hurricane Katrina, subsequent to Q2 2005, is having an adverse impact upon our sales performance in affected areas.

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

Purchases of Property and Equipment. Purchases of property and equipment were $5.6 million in YTD 2005 as compared to $11.0 million in YTD 2004. The reduction in purchases of property and equipment is a result of our focusing primarily all of our capital expenditure program on studio openings and decreasing the amount of capital expenditures for non-studio-related items. In addition, we opened 4 fewer new studios in YTD 2005 than we did in YTD 2004. Purchases of property and equipment were financed from borrowings under our prior senior secured credit facility. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $15 million in purchases of property and equipment in fiscal 2005 and anticipate these purchases will be funded by operating cash flow, net proceeds from the issuance of our senior secured notes and borrowings under our new senior secured revolving credit facility, if needed.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $9.6 million in YTD 2005 as compared to net cash provided by operating activities of $9.7 million in YTD 2004. The decrease in cash provided by operating activities of $19.3 million between YTD 2005 and YTD 2004 was primarily due to the $15.6 million increase in our net loss. In addition, we experienced an increase of $3.2 million in the use of cash for prepaid expenses and other assets primarily as a result of costs deferred related to our Portrait Smiles Card customer continuity program and payments to AgfaPhoto USA for inventory we had not yet received as of July 31, 2005, as part of our agreement with AgfaPhoto USA to pay for inventory on a cash-before-delivery basis. We also experienced an increase of $11.3 million in the use of cash for trade accounts payable as we had extended our terms with our vendors in the prior year.

Net Cash Used in Investing Activities. Net cash used in investing activities increased to $15.4 million in YTD 2005 from $11.0 million in YTD 2004. The increase in net cash used in investing activities is a result of (1) $9.8 million in proceeds from our financing completed on July 15, 2005, placed in escrow as restricted cash for payment of interest on our senior notes due August 1, 2005 and (2) our focusing primarily all of our capital expenditure program on studio openings and decreasing the amount of capital expenditures for non-studio-related items. In addition, we opened 4 fewer new studios in YTD 2005 than we did in YTD 2004.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $16.4 million in YTD 2005 as compared to $2.1 million in YTD 2004. Financing activities in YTD 2005 included the repayment of our prior senior secured credit facility and the issuance of $50.0 million in senior secured notes. Financing activities in YTD 2004 were primarily related to the ordinary borrowings and repayments under our prior senior secured credit facility.

Critical Accounting Policies

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.

Changes in Studios/Stores

We increased the number of studios/stores by 38 and 67 locations, respectively, in the thirteen weeks ended and twenty-six weeks ended July 31, 2005. For the thirteen weeks ended July 31, 2005, this was comprised of an increase in the U.S. and Mexico of 35 and 1 studios, respectively, and the opening of 2 Fun Factories in the U.S. For the twenty-six weeks ended July 31, 2005, this was comprised of an increase in the U.S., Mexico, Germany and U.K. of 60, 1, 1 and 1 studios, respectively, a decrease in Canada of 1 studio, and the opening of 5 Fun Factories in the U.S. Expenses related to the opening of these locations were charged to operations as incurred.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not enter into financial instruments in Q2 2005 and Q2 2004 for trading purposes and, therefore, have not experienced market risks from such instruments.

Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of July 31, 2005, we have not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our prior senior secured credit facility would have had a $0.1 million and $0.1 million effect, respectively, on loss before taxes for Q2 2005 and YTD 2005 based on the average outstanding balance on our prior senior secured credit facility for Q2 2005 and YTD 2005.

Given our presence in Canada, Mexico, Germany and the U.K., we have exposure to market risks from changes in foreign currency exchange rates. In Q2 2005 and Q2 2004, we realized foreign currency losses of $(0.2) million and $(0.1) million, respectively. In YTD 2005 and YTD 2004, we realized foreign currency losses of $(0.1) million and $(0.3) million, respectively. A 10% change in foreign currency exchange rates would have the following impact on net income (loss) in Q2 2005 and Q2 2004 as well as YTD 2005 and YTD 2004.

	Q2 2005		Q2 2004
	(in thousands)
	+10%	-10%	+10%	-10%
Canada	$(26)	$31	$30	$(36)
Mexico	$10	$(31)	$(98)	$119
Germany	$5	$(4)	$(2)	$7
U.K.	$7	$(13)	$1	$(1)

	YTD 2005		YTD 2004
	(in thousands)
	+10%	-10%	+10%	-10%
Canada	$93	$(113)	$(200)	$247
Mexico	$(527)	$628	$(485)	$591
Germany	$(382)	$471	$(252)	$311
U.K.	$(98)	$116	$(64)	$78

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

As a result of our internal investigation, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter of fiscal 2004 by our Mexico accounting department. As a result, we concluded that certain adjustments were required to restate our historical financial statements. Such adjustments have been reflected as a restatement in our quarterly financial statements filed herein as of and for the thirteen weeks ended and twenty-six weeks ended August 1, 2004. We are also implementing a process through which we are reviewing and validating the controls and procedures in place, including but not limited to approval of expenses, treasury management policies for cash handling, and review of bank reconciliations and tax filings. This process is being performed by U.S.-based personnel in conjunction with our Mexican operations senior management team.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in a class-action lawsuit which was filed on January 20, 2005 in the United States District Court for the Southern District of Florida by Bahman Plaseyed on his own behalf and others similarly situated against one of the Company’s subsidiaries, PCA National LLC. Mr. Plaseyed claims that during his employment, he was not properly paid for all of his overtime hours worked. He claims he did not receive “time and a half” wages for those overtime hours he worked after the computer clocked him out and he continued to work, closing out for the day. Mr. Plaseyed is suing PCA National LLC to recover compensation for these overtime hours he worked. Four other former employees have opted in to the case, and on August 26, 2005, Mr. Plaseyed’s attorneys sent letters to all photographers (approximately 25,000) employed by PCA National LLC in the United States between January 1, 2002 and the present, inviting them to participate in the lawsuit to recover unpaid overtime wages. Mr. Plaseyed’s attorneys are seeking damages of approximately $1,200 per employee plus attorneys' fees. The Company is currently in the early stages of preparing its defense and believes the plaintiffs’ case has no merits. Nonetheless, a likelihood of a loss as a result of this case is reasonably possible. As such, no accrual for a loss has been recorded.

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

Dated: September 13, 2005