Form 10-K/A
period 2005-01-30
PORTRAIT CORP OF AMERICA, INC.
filed 2006-01-30
CIK 76791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-8550

PORTRAIT CORPORATION OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

North Carolina	57-1208051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Matthews-Mint Hill Road, Matthews, NC	28105
(Address of principal executive offices)	(Zip Code)

(704) 847-8011
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The number of shares of $0.01 par value Common Stock outstanding as of July 28, 2005 was 2,294,352

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended January 30, 2005 (the “2004 10-K”) is to amend certain disclosures in response to comments we received on the 2004 10-K from the accounting staff of the Division of Corporation Finance of the Securities and Exchange Commission. In order to preserve the nature and character of the disclosures set forth in the 2004 10-K as originally filed, except as otherwise expressly stated herein, this amendment does not speak to, or reflect, events occurring after the original filing of our 2004 10-K on July 28, 2005.

Page
The Items of our 2004 10-K which are amended herein are:

Part II	26

Item 6. Selected Financial Data	26

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial data for and as of each of the fiscal years in the five-year period ended January 30, 2005 set forth below under the captions “Statement of Operations Data,” “Cash Flow Data,” and “Balance Sheet Data” have been derived from PCA’s consolidated financial statements. The information presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes of Portrait Corporation of America, Inc. and its subsidiaries included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to January 31, resulting in fiscal years of either 52 or 53 weeks. For example, our fiscal 2004 ended on January 30, 2005 and contained 52 weeks.

	For the Fiscal Year
	2004	2003 (13) Restated	2002 (13) Restated	2001 (1)(13) Restated	2000 (13) Restated
	(in thousands)
Statement of Operations Data:
Sales (2)	$323,553	$324,814	$296,616	$258,403	$227,470
Costs of sales	258,396	245,028	219,551	192,362	171,875
Gross profit	65,157	79,786	77,065	66,041	55,595
General and administrative expenses (3)	47,669	45,610	41,300	37,652	34,546
Amortization of intangibles	----	----	192	1,971	1,974
Income from operations	17,488	34,176	35,573	26,418	19,075
Interest expense, net	32,459	30,706	28,610	29,681	29,107
Other expense (4)	----	----	2,776	15,026	----
Early extinguishment of debt (5)	----	----	4,569	----	----
Income tax provision (benefit) (6)	14,769	2,148	(14,817)	43	(448)
Income (loss) before cumulative effect of accounting change	(29,740)	1,322	14,435	(18,332)	(9,584)
Cumulative effect of accounting change (7)	----	----	----	(1,728)	(5,990)
Net income (loss)	$(29,740)	$1,322	$14,435	$(20,060)	$(15,574)

26

	For the Fiscal Year
	2004	2003 (13) Restated	2002 (13) Restated	2001 (1)(13) Restated	2000 (13) Restated
	(in thousands)
Cash Flow Data:
Purchases of property and equipment	$21,382	$21,080	$17,046	$12,924	$11,316
Depreciation and amortization	12,818	11,408	10,168	9,114	9,477
Net cash provided by operating activities	24,248	17,994	30,901	12,522	5,702
Net cash used in investing activities	(22,522)	(21,066)	(17,046)	(12,924)	(9,076)
Net cash provided by (used in) financing activities	8,713	6,031	(14,598)	(963)	(298)

Other Financial Data:
Ratio of earnings to fixed charges (8)	---	1.1	---	---	---
Deficiency of earnings to fixed charges (8)	$14,971	---	$382	$18,289	$10,032
Same studio sales percentage increase (decrease) (9)	(7.0)%	1.5%	5.2%	3.2%	6.4%

	At End of Fiscal Year
	2004	2003 (13) Restated	2002 (13) Restated	2001 (1)(13) Restated	2000 (13) Restated
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$15,178	$4,820	$2,515	$2,870	$4,822
Working capital (deficit) (10)	(39,393)	(39,592)	(36,253)	(50,322)	(37,613)
Total assets	166,792	163,665	150,981	129,294	125,886
Total consolidated debt	245,862	229,937	217,247	217,961	214,975
Series A preferred stock	15,000	15,000	15,000	7,688	14,914
Consolidated shareholders’ deficiency	(171,041)	(141,144)	(142,793)	(179,177)	(160,872)

Studio/Store Data:
Number of permanent studios and stores:
Wal-Mart:
U.S. (11)	2,063	1,900	1,707	1,537	1,381
Canada, Mexico, Germany and U.K.	340	301	256	210	171
Other (12)	13	39	38	30	10
Total	2,416	2,240	2,001	1,777	1,562

27