Form 10-Q
period 2005-10-30
PORTRAIT CORP OF AMERICA, INC.
filed 2006-04-28
CIK 76791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of October 30, 2005, there were 2,294,352 shares of the registrant’s common stock outstanding.

PORTRAIT CORPORATION OF AMERICA, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollar amounts in thousands)

	October 30,	January 30,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,347	$15,178
Accounts receivable	2,986	2,781
Inventories	14,917	11,439
Deferred income taxes	108	108
Prepaid expenses and other current assets	8,156	3,303

Total current assets	30,514	32,809

PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,893	13,684
Photographic, sales and finishing equipment	160,606	152,315
Studio improvements	28,020	26,530
Construction in progress	2,196	3,048

Total	207,021	197,883
Accumulated depreciation and amortization	(133,973)	(123,974)

Property and equipment, net	73,048	73,909
GOODWILL	53,027	52,989
OTHER INTANGIBLE ASSETS	135	135
DEFERRED FINANCING COSTS, NET	9,318	6,823
OTHER ASSETS	173	127

TOTAL ASSETS	$166,215	$166,792

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(dollar amounts in thousands)

	October 30,	January 30,
	2005	2005
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$3,200	$—
Current portion of long-term debt	21	182
Accounts payable—trade	34,922	36,179
Accrued insurance	4,216	4,141
Accrued income taxes	1,894	2,022
Accrued compensation	5,807	4,834
Accrued interest	7,034	10,377
Other accrued liabilities	24,214	14,467

TOTAL CURRENT LIABILITIES	81,308	72,202
LONG-TERM DEBT	270,803	245,680
DEFERRED INCOME TAXES	108	108
OTHER LIABILITIES	7,043	4,843

TOTAL LIABILITIES	359,262	322,833
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value at October 30, 2005 and at January 30, 2005 (authorized—200,000 shares; outstanding—15,000 shares)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value at October 30, 2005 and at January 30, 2005 (authorized—20,000,000 shares; issued and outstanding at October 30, 2005 and at January 30, 2005—2,294,352 shares)	23	23
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	24,104	24,104
Deferred compensation	(200)	(256)
Accumulated deficit	(235,813)	(198,233)
Accumulated other comprehensive income (loss)	250	(268)

Total shareholders’ deficiency	(208,047)	(171,041)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$166,215	$166,792

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollar amounts in thousands)

	For the Thirteen		For the Thirty-Nine
	Weeks Ended		Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
SALES	$70,557	$68,829	$215,625	$217,167
COST OF SALES	64,737	61,348	186,143	181,316

GROSS PROFIT	5,820	7,481	29,482	35,851
GENERAL AND ADMINISTRATIVE	13,704	13,786	37,749	36,028

LOSS FROM OPERATIONS	(7,884)	(6,305)	(8,267)	(177)
INTEREST INCOME	13	1	20	5
INTEREST EXPENSE	(10,689)	(8,310)	(28,353)	(24,188)
EARLY EXTINGUISHMENT OF DEBT			(980)

LOSS BEFORE INCOME TAXES	(18,560)	(14,614)	(37,580)	(24,360)
INCOME TAX PROVISION		(19,774)		(13,440)

NET LOSS	$(18,560)	$(34,388)	$(37,580)	$(37,800)

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollar amounts in thousands)

	For the Thirty-Nine
	Weeks Ended
	October 30,	October 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(37,580)	$(37,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,303	9,349
Amortization of deferred financing costs	1,463	1,241
Paid-in-kind interest	3,679	3,139
Early extinguishment of debt	980	—
Amortization of debt discounts	460	461
Stock compensation expense	56	58
Provision for deferred income taxes	—	13,440
Loss on disposal of property and equipment	566	338
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(205)	(1,703)
Inventories	(3,478)	(1,038)
Prepaid expenses and other current assets	(5,093)	(8)
Other non-current assets	(46)	—
Accounts payable—trade	(1,257)	15,345
Accrued expenses	920	704
Accrued interest	(3,343)	(4,498)
Other current accrued liabilities	9,747	6,201
Other liabilities	2,200	1,411

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(20,628)	6,640

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,759)	(17,133)
Purchase of Hometown Threads	—	(1,140)
Proceeds from sales of property and equipment	4	—

NET CASH USED IN INVESTING ACTIVITIES	(9,755)	(18,273)

FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	50,000	—
Increase in borrowings under senior secured credit facility	49,200	67,800
Repayment of senior secured credit facility and capital lease obligations	(75,014)	(50,856)
Repayment of installment purchase agreement	(163)	(228)
Deferred financing costs	(4,698)	(42)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,325	16,674

EFFECT OF EXCHANGE RATE CHANGES ON CASH	227	(143)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,831)	4,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,178	4,820

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,347	$9,718

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23,798	$22,112

Income taxes paid	$288	$390

See notes to condensed consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands, except where noted)
1. Organization and Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements of Portrait Corporation of America, Inc., formerly known as PCA International, Inc., and its subsidiaries (the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial information. Operating results for the thirteen weeks and thirty-nine weeks ended October 30, 2005. are not necessarily indicative of the results for the fiscal years ending January 29, 2006 (“fiscal 2005”) or those to be expected for the fiscal year ending January 28, 2007 (“fiscal 2006”). These financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005.
2. Operations, Liquidity and Other Matters
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced a significant decline in operations, resulting in net losses in fiscal 2004 and the first thirty-nine weeks of fiscal 2005. The Company’s ongoing negative results of operations and ensuing cash needs to satisfy the outstanding payment to AgfaPhoto USA of $20.7 million due June 15, 2006, described below, and other debt obligations (including long-term debt obligations and trade payables), raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result if the Company is not able to continue as a going concern.
     Operations and Liquidity
     As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $37.6 million for the thirty-nine weeks ended October 30, 2005, and as of October 30, 2005 the Company’s current liabilities exceeded its current assets by $50.8 million and we reported a shareholders’ deficiency of $208.0 million. In addition, the Company had past due trade accounts payable, other than those owed to AgfaPhoto USA, of $7.1 million and $7.8 million as of October 30, 2005 and January 30, 2005, respectively. These trade accounts payable averaged approximately 59 days and 30 days past due as of October 30, 2005 and January 30, 2005, respectively.
     On July 15, 2005, the Company issued $50 million in 14% senior secured notes due 2009, entered into a senior secured revolving credit facility that will provide for revolving loans of up to $10.0 million in the aggregate and entered into a separate letters of credit facility, which will provide for the Company’s letter of credit needs, of up to $20.0 million. Concurrently with this financing, the Company obtained necessary waivers of existing defaults under its debt agreements. As of October 30, 2005, the Company had $6.8 million and $2.9 million available under its senior secured revolving credit facility and letters of credit facility, respectively. As of April 21, 2006 we have availability of $1.0 million on our revolver and $2.7 million on our letters of credit.

     The Company’s total indebtedness to AgfaPhoto is approximately $22.8 million. Approximately $2.1 million is on open account and is currently due and payable. Approximately $20.7 million is subject to a letter agreement dated June 15, 2005 in which AgfaPhoto agreed, under certain conditions, to defer any collection action until June 15, 2006. Further, AgfaPhoto has agreed to subordination terms with respect to other debt of the Company that effectively limits AgfaPhoto’s ability to collect any of the $22.8 million as a secured creditor. The Company does not have current liquidity sufficient to repay the entire $22.8 million debt to AgfaPhoto. While the Company is in discussions with the trustee in bankruptcy of AgfaPhoto’s parent entity regarding the orderly payment of this $22.8 million of indebtedness, the Company can give no assurance an acceptable extension or modification of payment terms will be reached or that the trustee will not take legal action after June 15, 2006 to collect the $22.8 million of indebtedness.
     Management’s Plan
     The Company’s ability to meet its contractual obligation to AgfaPhoto in the future, as well as its other long-term debt and trade payables obligations, is dependent upon its ability to achieve the following objectives, or some combination thereof: (a) improve operating performance based on the initiatives discussed in the paragraph below, (b) amend its deferred payment agreement with AgfaPhoto on terms favorable to the Company, (c) seek additional funds from external sources or restructure its existing debt obligations, and/or (d) continue, when possible, to extend vendor payables beyond usual payment terms. While management believes the Company’s operating performance will improve, there can be no assurance that the Company will be successful in implementing any of these initiatives.
     The Company’s funding needs for fiscal 2005 and beyond depend on many factors, including the Company’s ability to successfully implement measures to improve its performance. In order to address the significant decline in operations and the corresponding cash flows that occurred in the thirty-nine weeks ended October 30, 2005 in the Company’s U.S. Wal-Mart permanent studios, management has implemented several initiatives in fiscal 2005 and 2006 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer and customer traffic. Examples of these initiatives include: field operations management re-organization to focus on studio associate training and retention; instituting new incentive programs for field associates, new marketing initiatives, re-implementing the previously successful “Portrait Smiles” customer continuity program and changing the value proposition of our package offers to improve the customer experience and to encourage customer trade-ups. Additionally, on November 2, 2005, R. David Alexander was appointed as Chairman, President and Chief Executive Officer. The Company’s growth plans assume a continuation of studio openings in Wal-Mart. Management will continue to monitor sales, financial results and liquidity position and, if necessary, will execute further actions to mitigate concerns with regard to the Company’s liquidity position, including, but not limited to, further reductions in general and administrative expenses and capital expenditures. In July 2005, the Company obtained additional financing and cured or obtained waivers of defaults from the lenders under the various debt agreements.
     The Company’s initiatives to improve results from operations and reduce expenses will be critical to its ability to generate sufficient cash to support its operations for the twelve months beyond October 30, 2005. In addition to operational cash requirements, during fiscal 2006 the Company is required to pay $22.8 million of extended AgfaPhoto vendor payables (discussed above). The continuation or exacerbation of the adverse business conditions the Company has experienced would require the Company to seek additional funds from external sources or restructure its existing obligations in order to meet its liquidity requirements. The Company has no current arrangements with respect to sources of additional financing, and our covenants under our current credit facilities restrict our ability to incur more debt. Additional risks related to the Company’s ability to generate cash from operations and to its substantial indebtedness are discussed under “Business—Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in the Company’s Form 10-Q for the quarter ended October 30, 2005, for more information regarding the Company’s liquidity position.
     While management believes its plan as described above to mitigate its decline in operations and liquidity and to satisfy its obligations is reasonable, its ultimate success will depend on the extent to which the Company’s Board of Directors and management are able to achieve one or more elements of the strategy described above. The Company cannot give assurance that these strategies will ultimately prove successful, because they are subject to a number of risks and uncertainties beyond the control of the Company, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements” in the Company’s Form 10-Q for the quarter ended October 30, 2005, and under “Business—Risk Factors” in the Company’s Report on Form 10-K for the year ended January 30, 2005.
     After considering identified conditions and managements plans, the Company believes that substantial doubt exists about its ability to receive a year end audit opinion without a “going concern” qualification. In the event the Company receives a “going concern” opinion from its independent auditors as of its fiscal year end, January 29, 2006, it would not be in compliance with the requirement of certain of its lenders that it receive an audit opinion that does not contain a “going concern” qualification. In the event such requirement is not waived by such lenders, such borrowings will be classified as current liabilities.
     Foreign Tax Claims
     The Company’s tax claim against its Mexican subsidiary was settled during the fourth quarter of fiscal 2005 for $1.9 million. During fiscal 2005, Revenue Canada asserted a claim against our Canadian subsidiary relating to transfer pricing for goods and services rendered by our U.S. parent company. The claim related to fiscal years 2000 through 2004 and was for $1.4 million which includes penalties and interest. We are currently challenging this claim and have retained Canadian legal counsel and PriceWaterhouseCoopers to assist us in this process. Management believes this claim can be settled favorably and will not be material to the Company.
     Defaults under Debt
     The Company’s failure to file its Quarterly Report on Form 10-Q for the thirteen weeks ended October 30, 2005 was a default under the covenants contained in the indenture agreements for its Senior Notes and Senior Secured Notes that requires the Company to timely file all quarterly, annual and current reports with the U.S. Securities and Exchange Commission (“SEC”). In addition, the Company did not make timely filings on Form 8-K with regard to its hiring of R. David Alexander, on November 2, 2006, as Chairman, President and Chief Executive Officer of the Company, its entry into an amended and restated license agreement with Wal-Mart Canada dated January 1, 2006 and its agreement to pay John Klein, a director and principal of Jupiter Partners, $150,000 for services rendered to the Company for the period December 2004 through January 2006. The Company had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or Senior Secured Notes or the holders of 25% of the principal amount of the Senior Notes or Senior Secured Notes to cure such defaults. Notice was received regarding the failure to timely file this report. With the filing of this report, the Company will cure the defaults under the indenture agreements for the Senior Notes and the Senior Secured Notes.

3. Concentration of Sales
     95.7% and 96.3%, respectively, of sales for the thirteen weeks and thirty-nine weeks ended October 30, 2005 and 94.6% and 95.3%, respectively, of sales for the thirteen weeks and thirty-nine weeks ended October 31, 2004, were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the U.S., Canada, Mexico, Germany and the U.K. that commit the Company to a percentage-of-sales commission payable to Wal-Mart.
4. Impact of Newly Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on January 30, 2006. The Company believes that the adoption of SFAS 151 will not have a material effect on its financial statements.
     SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in 2006 will have a material impact on the Company’s financial position or results of operation.
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
     As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair value based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net loss as reported and the pro forma amounts are indicated below:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
Net loss:
As reported	$(18,560)	$(34,388)	$(37,580)	$(37,800)
Recorded stock compensation expense	18	8	40	32
Pro forma stock compensation expense	(22)	(18)	(55)	(56)

Pro forma net loss	$(18,564)	$(34,398)	$(37,595)	$(37,824)

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the Company in the first quarter of fiscal year 2006. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

     As of October 30, 2005 there was $.2 million of total unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans prior to the adoption of SFAS 123. The cost is expected to be recognized over the 5.4 year weighted-average remaining contractual life. The total fair value of shares vested during the thirteen and thirty-nine weeks ended October 30, 2005, and October 31, 2004 was nominal.
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
7. Comprehensive Loss
     Total comprehensive loss for the thirteen weeks and thirty-nine weeks ended October 30, 2005 and October 31, 2004 was comprised of the following:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
Net loss	$(18,560)	$(34,388)	$(37,580)	$(37,800)
Foreign currency translation adjustment	437	176	518	304

Total comprehensive loss	$(18,123)	$(34,212)	$(37,062)	$(37,496)

8. Inventory
     The components of inventory are comprised of the following:

	October 30,	January 30,
	2005	2005
Photographic developing materials	$6,375	$4,366
Photographic supplies	6,179	5,089
Sales supplies	1,394	1,061
Repair parts	969	923

Total Inventory	$14,917	$11,439

9. Other Accrued Liabilities
     Other accrued liabilities were comprised of the following:

	October 30	January 30,
	2005	2005
Accrued taxes other than income	$2,507	$2,655
Other accrued expenses	5,623	5,267
Deferred revenue	4,836	1,131
Customer deposits	11,248	5,414

Total other accrued liabilities	$24,214	$14,467

10. Other Liabilities
     Other liabilities were comprised of the following:

	October 30,	January 30,
	2005	2005
Long-term portion of workers’ compensation obligations	$4,158	$4,053
Accrued interest	2,766	695
Long-term occupancy obligations	119	95

Total other accrued liabilities	$7,043	$4,843

11. Debt
     Below is a summary of our long term debt as of the quarter ended October 30, 2005.

				Outstanding
		Face Value	Discount	Amounts	Interest	Maturity
Date Issued	Description	(Million)	(Million)	(Millions)	Rate	Date
6/27/02	Sr. Notes Unsecured (1)	$165.0	$1.5	$163.5	11.875%	8/1/09
6/27/02	Sr. Subordinated Notes (2)	$10.0	$.2	$9.8	13.75%	6/27/10
6/27/02	Sr. Subordinated Discount Notes (3)	$48.3	$.8	$47.5	16.5%	6/27/10
7/15/05	Sr. Secured Notes (4)	$50.0		$50.0	14.0%	6/1/09
7/15/05	Revolving Credit (5)	$10.0			Floating	6/1/09
7/15/05	Letters of Credit (5)	$20.0			Floating	6/1/09
	Total Long Term Debt			$270.8

(1)	Redeemable at the Company’s option at the greater of 101% or make—whole premium plus accrued and unpaid interest.

(2)	Interest payable semi-annually in arrears.

(3)	$30 million face value, interest added to principal through 6/27/07. Thereafter interest payable in cash semi-annually in arrears.

(4)	Interest payable monthly.

(5)	Interest payable monthly at a floating rate of 5.0% over the prime or LIBOR rate until July 30, 2006. Thereafter, interest is at a floating rate of 1.75%-3.00% or 3.75%-5.00% over prime or LIBOR respectively. Borrowing limits may be limited based on the Company’s trailing twelve months EBITDA. (See further discussion in the Company’s Form 10-K for its period ended January 30, 2005.)
     The debt facilities contain various covenants which may limit or restrict the incurrence of indebtedness, the creation of liens, mergers, consolidations, transactions with affiliates, amendments to material agreements, investments, dividends and asset sales by the Company. We are also subject to customary financial covenants including a fixed charge coverage ratio requirement.
     As discussed in Note 2, the Company is currently in default of the covenant contained in the indenture agreement for its Senior Notes and Senior Secured Notes that require the Company to timely comply with all filing requirements of the SEC. With the filing of this Report, the default will be cured.

     After considering identified conditions and managements plans, the Company believes that substantial doubt exists about its ability to receive a year end audit opinion without a “going concern” qualification. In the event the Company receives a “going concern” opinion from its independent auditors as of its fiscal year end, January 29, 2006 it would not be in compliance with the requirement of certain of its lenders that it receive an audit opinion that does not contain a “going concern” qualification. In the event such requirement is not waived by such lenders, such borrowings will be classified as current liabilities.
12. Commitments and Contingencies
     Effective January 1, 2006, the Company has agreed to purchase 100% of its North American requirements for color negative film from Kodak during the period beginning January 1, 2006 and ending June 30, 2007, except that the Company may purchase up to 1% of its North American requirements for film from other vendors for testing and evaluation. The Company has agreed to purchase a minimum number of rolls of color negative film from Kodak during the period. In the event the Company fails to purchase a minimum number of rolls of film, Kodak may recover from the Company an amount equal to the difference between the actual number of rolls purchased and the minimum requirement.
     Effective December 8, 2005, the Company has agreed to purchase 100% of its North American requirements for photographic paper and chemicals from Fuji during the period beginning January 1, 2006 and ending June 30, 2007. The Company has agreed to purchase a minimum square footage of paper from Fuji during the period, and will be subject to a penalty on any amount by which this minimum purchase requirement exceeds the number of square feet of paper actually purchased under the Supply Agreement.
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as otherwise described above, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
13. Goodwill and Intangible Assets
     As of October 30, 2005 and January 30, 2005 the Company had no intangible assets subject to amortization. The following table sets forth the information for intangible assets not subject to amortization:

	October 30,	January 30,
	2005	2005
Unamortized intangible assets:
Goodwill	$53,027	$52,989
Trademark	135	135

Total goodwill and intangible assets	$53,162	$53,124

     The change in the balance of goodwill from January 30, 2005 to October 30, 2005 is related entirely to foreign currency fluctuations.

14. Business Segment and Geographic Data
     The Company has two reportable segments, Retail and Institutional. The Retail segment serves customers in retail stores in the U.S., Canada, Mexico, Germany and the U.K. The Institutional segment serves institutional markets such as church congregations.
     The Company evaluates performance based on sales and Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before early extinguishments of debt, interest, taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 30, 2005.
     Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors as it is used by management to evaluate the operating performance of the Company. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including other expense and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. Adjusted EBITDA is not a measure of financial performance under GAAP. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. In addition, because other companies may present items similarly titled to “Adjusted EBITDA,” but determined with differing adjustments, Adjusted EBITDA as presented herein should not be used to evaluate the Company’s performance by comparison to any similarly titled measures presented by other companies. While management believes some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income and/or income from operations.

Business Segment Data

	Retail	Institutional	Consolidated
For the thirteen weeks ended October 30, 2005:
Net loss	$(18,336)	$(224)	$(18,560)
Reconciling items:
Depreciation and amortization	3,292	38	3,330
Interest income	(13)	—	(13)
Interest expense	10,298	391	10,689

Adjusted EBITDA	$(4,759)	$205	$(4,554)

For the thirteen weeks ended October 31, 2004:
Net income (loss)	$(33,079)	$(1,309)	$(34,388)
Reconciling items:
Depreciation and amortization	3,048	46	3,094
Income tax provision	18,872	902	19,774
Interest income	(1)	—	(1)
Interest expense	7,952	358	8,310

Adjusted EBITDA	$(3,208)	$(3)	$(3,211)

For the thirty-nine weeks ended October 30, 2005:
Net loss	$(36,723)	$(857)	$(37,580)
Reconciling items:
Depreciation and amortization	10,190	113	10,303
Interest income	(20)	—	(20)
Interest expense	27,455	898	28,353
Early extinguishment of debt	951	29	980

Adjusted EBITDA	$1,853	$183	$2,036

For the thirty-nine weeks ended October 31, 2004:
Net loss	$(36,029)	$(1,771)	$(37,800)
Reconciling items:
Depreciation and amortization	9,212	137	9,349
Income tax provision	12,753	687	13,440
Interest income	(5)	—	(5)
Interest expense	23,291	897	24,188

Adjusted EBITDA	$9,222	$(50)	$9,172

	Retail	Institutional	Consolidated
For the thirteen weeks ended October 30, 2005:
Sales	$67,695	$2,862	$70,557
Adjusted EBITDA	$(4,759)	$205	$(4,554)
Total assets	$163,363	$2,852	$166,215

For the thirteen weeks ended October 31, 2004:
Sales	$65,748	$3,081	$68,829
Adjusted EBITDA	$(3,208)	$(3)	$(3,211)

For the thirty-nine weeks ended October 30, 2005:
Sales	$208,451	$7,174	$215,625
Adjusted EBITDA	$1,853	$183	$2,036
Total assets	$163,363	$2,852	$166,215

For the thirty-nine weeks ended October 31, 2004:
Sales	$208,991	$8,176	$217,167
Adjusted EBITDA	$9,222	$(50)	$9,172
Geographic Data

	United			Other
	States	Canada	Mexico	Foreign	Consolidated
October 30, 2005
Sales for the thirteen weeks ended	$60,888	$6,694	$2,517	$458	$70,557
Sales for the thirty-nine weeks ended	$189,179	$17,447	$7,660	$1,339	$215,625
Long-term assets	$123,384	$7,788	$2,488	$2,041	$135,701

October 31, 2004
Sales for the thirteen weeks ended	$60,857	$5,376	$2,245	$351	$68,829
Sales for the thirty-nine weeks ended	$194,980	$14,586	$6,699	$902	$217,167
Long-term assets	$123,505	$7,356	$2,141	$2,271	$135,273

15. Guarantor and Non-Guarantor Financial Statements
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

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
October 30, 2005

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$4,075	$272	$—	$4,347
Accounts receivable	—	—	2,713	273	—	2,986
Inventories	—	—	14,855	62	—	14,917
Deferred income taxes	(1,090)	1,090	108	—	—	108
Prepaid expenses and other assets	—	—	8,007	149	—	8,156

Total current assets	(1,090)	1,090	29,758	756	—	30,514
Investments and intercompany accounts	(144,988)	80,065	(52,056)	(12,921)	129,900	—
Property and equipment, net	—	—	68,528	4,520	—	73,048
Goodwill, intangible and other assets, net	—	—	53,323	9	3	53,335
Deferred financing costs, net	1,271	8,047	—	—	—	9,318

Total assets	$(144,807)	$89,202	$99,553	$(7,636)	$129,903	$166,215

Liabilities and shareholders’ (deficiency):
Short-term borrowings	$—	$3,200	$—	$—	$—	$3,200
Current portion of long-term debt	—	—	21	—	—	21
Accounts payable—trade	—	—	34,610	312	—	34,922
Accrued insurance	—	—	4,216	—	—	4,216
Accrued income taxes	66	1,754	66	8	—	1,894
Accrued compensation	—	—	5,735	72	—	5,807
Accrued interest	—	6,352	682	—	—	7,034
Other accrued liabilities	—	—	22,212	2,002	—	24,214

Total current liabilities	66	11,306	67,542	2,394	—	81,308
Long-term debt, less current portion	47,568	223,217	18	—	—	270,803
Deferred income taxes	(1,724)	1,724	108	—	—	108
Other liabilities	2,766	—	4,277	—	—	7,043
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ (deficiency)	(208,483)	(147,045)	27,608	(10,030)	129,903	(208,047)

Total liabilities and shareholders’ (deficiency)	$(144,807)	$89,202	$99,553	$(7,636)	$129,903	$166,215

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
January 30, 2005

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$14,341	$837	$—	$15,178
Accounts receivable	—	—	2,145	636	—	2,781
Inventories	—	—	11,391	48	—	11,439
Deferred income taxes	(1,090)	1,090	108	—	—	108
Prepaid expenses and other assets	—	—	3,300	3	—	3,303

Total current assets	(1,090)	1,090	31,285	1,524	—	32,809
Investments and intercompany accounts	(113,404)	93,885	(54,830)	(11,531)	85,880	—
Property and equipment, net	—	—	69,258	4,651	—	73,909
Goodwill, intangible and other assets, net	—	—	53,244	7	—	53,251
Deferred financing costs, net	1,404	5,419	—	—	—	6,823

Total assets	$(113,090)	$100,394	$98,957	$(5,349)	$85,880	$166,792

Liabilities and shareholders’ (deficiency):
Current portion of long-term debt	$—	$—	$182	$—	$—	$182
Accounts payable—trade	—	—	35,743	436	—	36,179
Accrued insurance	—	—	4,141	—	—	4,141
Accrued income taxes	66	1,883	—	73	—	2,022
Accrued compensation	—	—	4,771	63	—	4,834
Accrued interest	—	10,377	—	—	—	10,377
Other accrued liabilities	—	—	12,698	1,769	—	14,467

Total current liabilities	66	12,260	57,535	2,341	—	72,202
Long-term debt, less current portion	43,776	201,870	34	—	—	245,680
Deferred income taxes	(1,724)	1,724	108	—	—	108
Other liabilities	695	—	4,148	—	—	4,843
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ (deficiency)	(170,903)	(115,460)	37,132	(7,690)	85,880	(171,041)

Total liabilities and shareholders’ (deficiency)	$(113,090)	$100,394	$98,957	$(5,349)	$85,880	$166,792

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Weeks Ended October 30, 2005

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$67,582	$2,975	$—	$70,557
Cost of sales	—	—	63,059	3,222	(1,544)	64,737

Gross profit	—	—	4,523	(247)	1,544	5,820
General and administrative	—	—	11,171	989	1,544	13,704

Loss from operations	—	—	(6,648)	(1,236)	—	(7,884)
Interest income	—	—	13	—	—	13
Interest expense	(2,095)	(8,231)	(363)	—	—	(10,689)
Investment income (loss) in equity of wholly-owned subsidiaries	(16,465)	(8,234)	(1,236)	—	25,935	—

Net loss	$(18,560)	$(16,465)	$(8,234)	$(1,236)	$25,935	$(18,560)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirteen Weeks Ended October 31, 2004

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$66,233	$2,596	$—	$68,829
Cost of sales	—	—	60,870	2,347	(1,869)	61,348

Gross profit	—	—	5,363	249	1,869	7,481
General and administrative	—	—	9,670	2,247	1,869	13,786

Loss from operations	—	—	(4,307)	(1,998)	—	(6,305)
Interest income	—	—	—	1	—	1
Interest expense	(1,826)	(6,341)	(143)		—	(8,310)
Investment income (loss) in equity of wholly-owned subsidiaries	(18,130)	(6,447)	(1,997)	—	26,574	—

Income (loss) before income taxes	(19,956)	(12,788)	(6,447)	(1,997)	26,574	(14,614)
Income tax provision	(14,432)	(5,342)	—	—	—	(19,774)

Net income (loss)	$(34,388)	$(18,130)	$(6,447)	$(1,997)	$26,574	$(34,388)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirty-Nine Weeks Ended October 30, 2005

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$206,626	$8,999	$—	$215,625
Cost of sales	—	—	178,263	9,424	(1,544)	186,143

Gross profit (loss)	—	—	28,363	(425)	1,544	29,482
General and administrative	—	—	34,189	2,016	1,544	37,749

Income (loss) from operations	—	—	(5,826)	(2,441)	—	(8,267)
Interest income	—	—	20	—	—	20
Interest expense	(5,995)	(21,587)	(771)	—	—	(28,353)
Early extinguishment of debt	—	—	(980)	—	—	(980)
Investment income (loss) in equity of wholly-owned subsidiaries	(31,585)	(9,998)	(2,441)	—	44,024	—

Net loss	$(37,580)	$(31,585)	$(9,998)	$(2,441)	$44,024	$(37,580)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Thirty-Nine Weeks Ended October 31, 2004

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$209,566	$7,601	$—	$217,167
Cost of sales	—	—	175,633	7,552	(1,869)	181,316

Gross profit (loss)	—	—	33,933	49	1,869	35,851
General and administrative	—	—	30,510	3,649	1,869	36,028

Income (loss) from operations	—	—	3,423	(3,600)	—	(177)
Interest income	—	—	3	2	—	5
Interest expense	(5,144)	(18,759)	(285)	—	—	(24,188)
Investment income (loss) in equity of wholly-owned subsidiaries	(20,346)	(457)	(3,598)	—	24,401	—

Income (loss) before income taxes	(25,490)	(19,216)	(457)	(3,598)	24,401	(24,360)
Income tax provision	(12,310)	(1,130)	—	—	—	(13,440)

Net income (loss)	$(37,800)	$(20,346)	$(457)	$(3,598)	$24,401	$(37,800)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Thirty-Nine Weeks Ended October 30, 2005

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash used in operating activities	$—	$(19,502)	$(892)	$(234)	$—	$(20,628)

Net cash used in investing activities	—	—	(9,255)	(500)	—	(9,755)

Net cash provided by (used in) financing activities	—	19,502	(177)	—	—	19,325

Effect of exchange rate changes on cash	—	—	58	169	—	227

Decrease in cash and cash equivalents	—	—	(10,266)	(565)	—	(10,831)

Cash and cash equivalents at beginning of period	—	—	14,341	837	—	15,178

Cash and cash equivalents at end of period	—	—	$4,075	$272	$—	$4,347

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Thirty-Nine Weeks Ended October 31, 2004

	Parent/		Guarantor	Non-guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(16,958)	$21,986	$1,530	$82	$6,640

Net cash used in investing activities	—	—	(16,961)	(1,312)	—	(18,273)

Net cash provided by (used in) financing activities	—	16,958	(284)	—	—	16,674

Effect of exchange rate changes on cash	—	—	(476)	415	(82)	(143)

Increase in cash and cash equivalents	—	—	4,265	633	—	4,898

Cash and cash equivalents at beginning of period	—	—	4,441	379	—	4,820

Cash and cash equivalents at end of period	$—	$—	$8,706	$1,012	$—	$9,718

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Thirty-Nine Weeks Ended October 30, 2005 Compared With Thirty-Nine Weeks Ended October 31, 2004.
     Sales for the thirty-nine weeks ended October 30, 2005 (“YTD 2005”) decreased 0.7%, or $1.5 million, to $215.6 million from $217.2 million for the thirty-nine weeks ended October 31, 2004 (“YTD 2004”). The decrease in total sales was a result of the following:

Amount
Attributable to	(in millions)
6.4% decrease in same studio sales in Wal-Mart permanent portrait studios	$(12.5)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	14.5
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(2.7)

Total decrease attributable to our Wal-Mart portrait photography business	(0.7)
Increase in other Wal-Mart retail concepts	1.4

Total increase in Wal-Mart sales	0.7
Decrease in sales in institutional segment	(1.0)
Decrease in other retail sales	(1.2)

Total decrease in sales	$(1.5)

     We experienced a decline in same studio sales in our Wal-Mart permanent portrait studios of 6.4% in YTD 2005, which was comprised of a 2.9% decrease in customer orders and a 3.5% decrease in customer deliveries. The decrease in customer deliveries was a result of the Company’s decision to abandon the practice of “double deliveries” (three weeks of customer photography delivered during the last two weeks of a fiscal period). Previously, the Company chose to undertake a “double delivery” strategy in order to mitigate the difference between customer orders at the time of photography and revenue recognized at the point of delivery. During Q3 2005, the Company decided the costs of “double delivery” (i.e., diversion of associates’ attention to delivering product rather than acquiring and photographing customers; consumption of field resources that otherwise could be productively utilized for hiring and training to support; additional film shipments from studios; additional freight costs; and employee overtime pay in manufacturing) outweighed the potential perceived benefit. This decision impacts sales and cost of sales in the condensed consolidated statement of operations and inventories and other accrued liabilities in the condensed consolidated balance sheet. The increase in sales from other Wal-Mart retail concepts is from Hometown Threads and Fun Factory locations. We recognized approximately one week’s worth of sales in YTD 2004 related to Hometown Threads as the purchase of Hometown Threads assets occurred in the final two weeks of YTD 2004. The decrease in other retail sales is primarily the result of our closing Meijer and military locations in YTD 2005.
     Gross profit for YTD 2005 decreased 17.8% to $29.5 million from $35.9 million in YTD 2004. Gross profit as a percentage of sales was 13.7% and 16.6% in YTD 2005 and YTD 2004, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

Attributable to	% of sales
Increase in retail photography labor and general studio supplies as a percentage of sales due to decrease in same studio sales	(2.1)
Increase in depreciation expense as a percentage of sales due to decrease in same studio sales	(0.4)
Other	(0.4)

Total decrease in gross profit percentage	(2.9)

     General and administrative expenses for YTD 2005 increased 4.8%, or $1.7 million, to $37.7 million from $36.0 million in YTD 2004. General and administrative expenses as a percentage of sales were 17.5% and 16.6% for YTD 2005 and YTD 2004, respectively. The increase in total general and administrative expenses was a result of the following:

Amount
Attributable to	(in millions)
Savings recognized in Q2 2004 related to termination of benefit plan for certain retired employees	$1.1
Decrease in workers’ compensation expense and general casualty insurance expense primarily due to elevated charges experienced in YTD 2004	(0.8)
Increase in payroll cost	1.9
Decrease in meeting costs	(0.3)
Decrease in health insurance costs	(0.1)
Other	(0.1)

Total increase in general and administrative expenses	$1.7

     Loss from operations for YTD 2005 increased to $(8.3) million from $(0.2) million in YTD 2004. This increase in loss from operations reflects the net effect of changes in gross profit and general and administrative expenses as described above.
     Interest expense for YTD 2005 increased 17.2%, or $4.2 million, to $28.4 million from $24.2 million in YTD 2004 as a result of the following:

Amount
Attributable to	(in millions)
Increase from Parent Notes issued in June 2002	$0.9
Increase from prior senior secured credit facility entered into June 2002	0.7
Increase from supplier provided financing	0.4
Increase from Senior Secured Notes issued in July 2005	2.2

Total increase in interest expense	$4.2

     The weighted average interest rate on our outstanding debt was 12.9% in YTD 2005 as compared to 12.0% in YTD 2004.
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

     The income tax provision was $0.0 million in YTD 2005 compared to $13.4 million in YTD 2004. During the thirteen week period ended October 31, 2004 (“Q3 2004”), we determined it was more likely than not that our deferred tax assets would not ultimately be realized. Therefore, as of October 31, 2004 we recorded a valuation allowance against such deferred tax assets. Prior to Q3 2004, we had determined it was more likely than not that substantially all of such assets would be realized.
     Net loss decreased to $(37.6) million in YTD 2005 from $(37.8) million in YTD 2004. The decrease in net loss is a result of the net effect of changes in loss from operations, net interest expense, early extinguishment of debt and income taxes described above.
Thirteen Weeks Ended October 30, 2005 Compared With Thirteen Weeks Ended October 31, 2004.
     Sales for the thirteen weeks ended October 30, 2005 (“Q3 2005”) increased 2.5%, or $1.7 million, to $70.6 million from $68.8 million for Q3 2004. The increase in total sales was a result of the following:

Amount
Attributable to	(in millions)
4.2% decrease in same studio sales in Wal-Mart permanent portrait studios	$(2.6)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	4.5
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(0.3)

Total increase attributable to our Wal-Mart portrait photography business	1.6
Increase in other Wal-Mart retail concepts	0.7

Total increase in Wal-Mart sales	2.3
Decrease in sales in institutional segment	(0.2)
Decrease in other retail sales	(0.4)

Total increase in sales	$1.7

     We experienced a decline in same studio sales in our Wal-Mart permanent portrait studios of 4.2% in YTD 2005 which was comprised of a 1.4% increase in customer orders and a decrease in customer deliveries. The decrease in customer deliveries was a result of the Company’s decision to abandon the practice of “double deliveries” (three weeks of customer photography delivered during the last two weeks of a fiscal period). Previously, the Company chose to undertake a “double delivery” strategy in order to mitigate the difference between customer orders at the time of photography and revenue recognized at the point of delivery. During Q3 2005, the Company decided the costs of “double delivery” (i.e., diversion of associates’ attention to delivering product rather than acquiring and photographing customers; consumption of field resources that otherwise could be productively utilized for hiring and training support; additional film shipments from studios; additional freight costs; and employee overtime pay in manufacturing) outweighed the potential perceived benefit. This decision impacts sales and cost of sales in the condensed consolidated statement of operations and inventories and other accrued liabilities in the condensed consolidated balance sheet. The increase in sales from other Wal-Mart retail concepts is from Hometown Threads and Fun Factory locations. We recognized approximately one week’s worth of sales in Q3 2004 related to Hometown Threads as the purchase of Hometown Threads assets occurred in the final two weeks of Q3 2004. The decrease in other retail sales is primarily the result of our closing Meijer and military locations in YTD 2005.

     Gross profit for Q3 2005 decreased 22.2% to $5.8 million from $7.5 million in Q3 2004. Gross profit as a percentage of sales was 8.2% and 10.9% in Q3 2005 and Q3 2004, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

Attributable to	% of sales
Increase in retail photography labor and general studio supplies as a percentage of sales due to decrease in same studio sales	(3.6)
Increase in depreciation expense as a percentage of sales due to decrease in same studio sales	(0.3)
Decrease in film and other products as a percentage of sales	1.4
Other	(0.2)

Total decrease in gross profit percentage	(2.7)

     General and administrative expenses for Q3 2005 decreased 0.6%, or $0.1 million, to $13.7 million from $13.8 million in Q3 2004. General and administrative expenses as a percentage of sales were 19.4% and 20.0% for Q3 2005 and Q3 2004, respectively. The decrease in total general and administrative expenses was a result of the following:

Amount
Attributable to	(in millions)
Decrease from amount recorded in Q3 2004 as management’s best estimate of potential settlement of tax issues with regard to the Company’s Mexican subsidiary	$(1.5)
Decrease in health insurance costs due to change in health benefit plan	(0.3)
Decrease in workers’ compensation expense and general casualty insurance expense primarily due to elevated charges experienced in Q3 2004	(0.1)
Decrease in professional services	(0.3)
Increase in payroll cost	1.1
Increase in foreign currency transaction loss	0.7
Other	0.3

Total decrease in general and administrative expenses	$(0.1)

     Loss from operations for Q3 2005 increased to $(7.9) million from $(6.3) million in Q3 2004. This increase reflects the net effect of changes in gross profit and general and administrative expenses as described above.
     Interest expense for Q3 2005 increased 28.6%, or $2.4 million, to $10.7 million from $8.3 million in Q3 2004 as a result of the following:

Amount
Attributable to	(in millions)
Increase from prior senior secured credit facility entered into June 2002	$0.1
Increase from Senior Secured Notes issued in July 2005	1.9
Increase from Parent Notes issued in June 2002	0.3
Increase from supplier provided financing	0.1

Total increase in interest expense	$2.4

     The weighted average interest rate on our outstanding debt was 13.1% in Q3 2005 as compared to 11.8% in Q3 2004.

     The income tax provision was $0.0 million in Q3 2005 compared to $19.8 million in Q3 2004. During Q3 2004, we determined it was more likely than not that our deferred tax assets would not ultimately be realized. Therefore, as of October 31, 2004 we recorded a valuation allowance against such deferred tax assets. Prior to Q3 2004, we had determined it was more likely than not that substantially all of such assets would be realized.
     Net loss decreased to $18.6 million in Q3 2005 from $34.4 million in Q3 2004. The decrease in net loss is a result of the net effect of changes in loss from operations, net interest expense, early extinguishment of debt and income taxes described above.
Liquidity and Capital Resources
     Liquidity. We have experienced a significant decline in operations and the corresponding cash flows for the first thirty-nine weeks ended October 30, 2005. Our ongoing negative results of operations, cash needs to satisfy the outstanding payment to AgfaPhoto USA of $20.7 million due June 15, 2006, described below, and other debt obligations (including long-term debt obligations and trade payables), raise substantial doubt about our ability to continue as a going concern.
     Our principal sources of liquidity are cash flow from operations and borrowings under our $10.0 million senior secured revolving credit facility and supported by our $20.0 million letters of credit facility. Our principal uses of cash are interest payments on our debt, capital expenditures and seasonal working capital. During YTD 2005, we used $9.8 million in cash on capital expenditures as compared to $17.1 million used during YTD 2004. The reduction in capital expenditures is a result of our focusing primarily all of our capital expenditure program on studio openings and decreasing the amount of capital expenditures for non-studio-related items. Our working capital deficit was $50.8 million at the end of YTD 2005 as compared to $39.4 million at the end of fiscal 2004. In addition, we had past due trade accounts payable, other than those owed to AgfaPhoto USA, of $7.1 million and $7.8 million as of October 30, 2005 and January 30, 2005, respectively. These trade accounts payable averaged approximately 59 days and 30 days past due as of October 30, 2005 and January 30, 2005, respectively.
     On July 15, 2005, we issued $50 million in 14% senior secured notes due 2009, entered into a senior secured revolving credit facility that will provide for revolving loans, from time to time, of up to $10.0 million in the aggregate and entered into a separate letters of credit facility, which will provide for our letter of credit needs, from time to time, of up to $20.0 million. Concurrently with this financing, we obtained necessary waivers of existing defaults under our debt agreements. As of October 30, 2005, we had $6.8 million and $2.9 million available under our senior secured revolving credit facility and letters of credit facility, respectively. As of April 21, 2006 we have availability of $1.0 million on our revolver and $2.7 million on our letters of credit.
     The Company’s total indebtedness to AgfaPhoto is approximately $22.8 million. Approximately $2.1 million is on open account and is currently due and payable. Approximately $20.7 million is subject to a letter agreement dated June 15, 2005 in which AgfaPhoto agreed, under certain conditions, to defer any collection action until June 15, 2006. Further, AgfaPhoto has agreed to subordination terms with respect to other debt of the Company that effectively limits AgfaPhoto’s ability to collect any of the $22.8 million as a secured creditor. The Company does not have current liquidity sufficient to repay the entire $22.8 million debt to AgfaPhoto. While the Company is in discussions with the trustee in bankruptcy of AgfaPhoto’s parent entity regarding the orderly payment of this $22.8 million of indebtedness, the Company can give no assurance an acceptable extension or modification of payment terms will be reached or that the trustee will not take legal action after June 15, 2006 to collect the $22.8 million of indebtedness.

     Management’s Plan
     The Company’s ability to meet its contractual obligation to AgfaPhoto in the future, as well as its other long-term debt and trade payables obligations, is dependent upon its ability to achieve the following objectives, or some combination thereof: (a) improve operating performance based on the initiatives discussed in the paragraph below, (b) amend its deferred payment agreement with AgfaPhoto on terms favorable to the Company, (c) seek additional funds from external sources or restructure its existing debt obligations, and/or (d) continue, where possible, to extend vendor payables beyond usual payment terms. While management believes the Company’s operating performance will improve, there can be no assurance that the Company will be successful in implementing any of these initiatives.
     Our funding needs for fiscal 2005 and thereafter depend on many factors, including our ability to successfully implement measures to improve our performance. In order to address the significant decline in operations and the corresponding cash flows that occurred in the thirty-nine weeks ended October 30, 2005 in our U.S. Wal-Mart permanent studios, we implemented several initiatives in fiscal 2005 and 2006 designed to increase same studio sales. These initiatives are focused on increasing average transaction size per customer and customer traffic. Examples of these initiatives include: field operations management re-organization to focus on studio associate training and retention; instituting new incentive programs for field associates, new marketing initiatives, re-implementing the previously successful “Portrait Smiles” customer continuity program and changing the value proposition of our package offers to improve the customer experience and to encourage customer trade-ups. Additionally, on November 2, 2005, R. David Alexander was appointed as Chairman, President and Chief Executive Officer. Our growth plans assume a continuation of studio openings in Wal-Mart. We will continue to monitor sales, financial results and liquidity position and, if necessary, will execute further actions to mitigate concerns with regard to our liquidity position, including, but not limited to, further reductions in general and administrative expenses and capital expenditures. In July 2005, we obtained additional financing and cured or obtained waivers of defaults from our lenders under the various debt agreements.
     Our initiatives to improve results from operations and reduce expenses will be critical to our ability to generate sufficient cash to support our operations for the twelve months beyond October 30, 2005. In addition to operational cash requirements, during fiscal 2006 we are required to pay $22.8 million of extended vendor payables. The continuation or exacerbation of the adverse business conditions we have experienced would require our seeking additional funds from external sources or restructure our existing obligations to meet our liquidity requirements. We have no current arrangements with respect to sources of additional financing and our covenants under our current credit facilities restrict our ability to incur more debt. Additional risks related to our ability to generate cash from operations and to our substantial indebtedness are discussed under “Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005. See “—Forward Looking Statements” in our Form 10-Q for the quarter ended October 30, 2005, herein for more information regarding our liquidity position.
     While we believe our plan described above to mitigate our decline in operations and liquidity and to satisfy our obligations is reasonable, its ultimate success will depend on the extent to which the Company’s Board of Directors and management are able to achieve one or more elements of the strategy described above. The Company cannot give assurance that these strategies will ultimately prove successful, because they are subject to a number of risks and uncertainties beyond our control, including those discussed under “—Forward Looking Statements” in this Form 10-Q and under “Business—Risk Factors” in the Company’s Report on Form 10-K for the year ended January 30, 2005.

     After considering identified conditions and managements plans, the Company believes that substantial doubt exists about its ability to receive a year end audit opinion without a “going concern” qualification. In the event the Company receives a “going concern” opinion from its independent auditors as of its fiscal year end, January 29, 2006 it would not be in compliance with the requirement of certain of its lenders that it receive an audit opinion that does not contain a “going concern” qualification. In the event such requirement is not waived by such lenders, such borrowings will be classified as current liabilities.
     Foreign Tax Claims. The Company’s tax claim against its Mexican subsidiary was settled during the fourth quarter of fiscal 2005 for $1.9 million. During fiscal 2005, Revenue Canada asserted a claim against our Canadian subsidiary relating to transfer pricing for goods and services rendered by our U.S. parent company. The claim related to fiscal years 2000 through 2004 and was for $1.4 million which includes penalties and interest. We are currently challenging this claim and have retained Canadian legal counsel and PriceWaterhouseCoopers to assist us in this process. Management believes this claim can be settled favorably and will not be material to the Company.
     Defaults under Debt.
     The Company’s failure to timely file its Quarterly Report on Form 10Q for the thirteen weeks ended October 30, 2005 was a default under the covenants contained in the indenture agreements for our Senior Notes and Senior Secured Notes that require us to timely file all quarterly, annual and current reports with the U.S. Securities and Exchange Commission (“SEC”). In addition, the Company did not make timely filings on Form 8-K with regard to its hiring of R. David Alexander, on November 2, 2005, as Chairman, President and Chief Executive Officer of the Company, its entry into an amended and restated license agreement with Wal-Mart Canada dated January 1, 2006 and its agreement to pay John Klein, a director and principal of Jupiter Partners, $150,000 for services rendered to the Company for the period December 2004 through January 2006. We had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or the Senior Secured Notes or the holders of 25% of the principal amount of the Senior Notes or Senior Secured Notes to cure this default. Notice was received regarding the failure to timely file this report. With the filing of this report, we will cure the defaults under the indenture agreement for the Senior Notes and Senior Secured Notes.
     Long-term Debt.
     Below is a summary of our long term debt as of the quarter ended October 30, 2005.

				Outstanding
		Face Value	Discount	Amounts	Interest	Maturity
Date Issued	Description	(Million)	(Million)	(Millions)	Rate	Date
6/27/02	Sr. Notes Unsecured (1)	$165.0	$1.5	$163.5	11.875%	8/1/09
6/27/02	Sr. Subordinated Notes (2)	$10.0	$.2	$9.8	13.75%	6/27/10
6/27/02	Sr. Subordinated Discount Notes (3)	$48.3	$.8	$47.5	16.5%	6/27/10
7/15/05	Sr. Secured Notes (4)	$50.0		$50.0	14.0%	6/1/09
7/15/05	Revolving Credit (5)	$10.0			Floating	6/1/09
7/15/05	Letters of Credit (5)	$20.0			Floating	6/1/09
	Total Long Term Debt			$270.8

(1)	Redeemable at the Company’s option at greater of 101% or make-whole premium plus accrued and unpaid interest.

(2)	Interest payable semi-annually in arrears.

(3)	$30 million face value, interest added to principal through 6/27/07. Thereafter interest payable in cash semi-annually in arrears.

(4)	Interest payable monthly.

(5)	Interest payable monthly at a floating rate of 5.0% over the prime or LIBOR rate until July 30, 2006. Thereafter, interest is at a floating rate of 1.75%-3.00% or 3.75%-5.00% over prime or LIBOR respectively. Borrowing limits may be limited based on the Company’s trailing twelve months EBITDA. (See description in Form 10K for the period ending January 30, 2005.)
     The debt facilities contain various covenants which may limit or restrict the incurrence of indebtedness, the creation of liens, mergers, consolidations, transactions with affiliates, amendments to material agreements, investments, dividends and asset sales by the Company. We are also subject to customary financial covenants including a fixed charge coverage ratio requirement.
     We will need to refinance our $50.0 million senior secured notes by 2009, our senior secured revolving credit facility by 2009, our letters of credit facility by 2009, our $165.0 million of senior notes by 2009, and our $30.0 million of Parent senior subordinated discount notes and our $10.0 million of senior subordinated notes by 2010. We do not expect to generate sufficient cash flow from future operations to repay these obligations and will need to obtain additional financing or restructure our existing debt obligations to do so.
     Seasonality. Sales of portrait photography and ancillary portrait photography products are highly seasonal, with the fall/winter holiday season accounting for a high percentage of sales and operating income. The Company’s fiscal fourth quarter (generally, late October/early November through late January/early February) typically produces a large percentage of annual sales and operating income. The Company’s first fiscal quarter and second fiscal quarter results may be affected by the timing of the Easter holiday.
     Purchases of Property and Equipment. Purchases of property and equipment were $9.8 million in YTD 2005 as compared to $17.1 million in YTD 2004. The reduction in purchases of property and equipment is a result of our focusing primarily all of our capital expenditure program on studio openings and decreasing the amount of capital expenditures for non-studio-related items. In addition, we opened 38 fewer studios in YTD 2005 than we did in YTD 2004. Purchases of property and equipment were financed from borrowings under our senior secured credit facility. The most significant purchases of property and equipment contemplated over the next five years will be for studio openings. We incurred approximately $9.8 million in purchases of property and equipment in fiscal 2005 and these purchases were funded by operating cash flow, net proceeds from the issuance of our senior secured notes and borrowings under our senior secured revolving credit facility.
     Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $20.6 million in YTD 2005 as compared to net cash provided by operating activities of $6.6 million in YTD 2004. The decrease in cash provided by operating activities of $27.3 million between YTD 2005 and YTD 2004 was primarily due to the $13.2 million increase in our loss before income taxes and an increase of $16.6 million in the use of cash for trade accounts payable as we had extended our terms with our vendors in the prior year.
     Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $9.8 million in YTD 2005 from $18.3 million in YTD 2004. The decrease in net cash used in investing activities is a result of our focusing primarily all of our capital expenditure program on studio openings and decreasing the amount of capital expenditures for non-studio-related items. In addition, we opened 38 fewer studios in YTD 2005 than we did in YTD 2004.

     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $19.3 million in YTD 2005 as compared to $16.7 million in YTD 2004. Financing activities in YTD 2005 included the repayment of our prior senior secured credit facility and the issuance of $50.0 million in senior secured notes. Financing activities in YTD 2004 were primarily related to the ordinary borrowings and repayments under our prior senior secured credit facility.
Critical Accounting Policies
     There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the fiscal year ended January 30, 2005.
Changes in Studios/Stores
     We increased the number of studios/stores by 45 and 112 locations, respectively, in the thirteen weeks and thirty-nine weeks ended October 30, 2005. For the thirteen weeks ended October 30, 2005, this was comprised of increases of 33, 3 and 5 studios, respectively, in the U.S., Canada and Mexico; the opening of 5 Fun Factories in the U.S. and Canada; and the sale of our company-owned Hometown Threads location in the U.S. For the thirty-nine weeks ended October 30, 2005, this was comprised of increases of 93, 2, 6, 1 and 1 studios, respectively, in the U.S., Canada, Mexico, Germany and the U.K.; the opening of 10 Fun Factories in the U.S. and Canada; and the sale of our company-owned Hometown Threads location in the U.S. Expenses related to the opening of these locations were charged to operations as incurred.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “would,” “could,” and similar expressions identify forward-looking statements.
     All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in the professional portrait photography industry. Others are more specific to our operations. The occurrence of the events described, and the achievement of our expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.
     Factors that may cause actual results to differ from expected results include, among others:
•	risks associated with our substantial indebtedness, leverage, debt service, liquidity and the ability to obtain other sources of financing and/or restructure our debt;

•	effectiveness of managements plan to improve results of operations;

•	risks associated with digital photographic technology;

•	risks associated with our ability to extend payment terms with our vendors;

•	risks associated with operating in countries outside the U.S.;

•	risks associated with our relationship with Wal-Mart, our principal business relationship;

•	performance of our new or existing studios and their future operating results;

•	risks of competition from companies including, but not limited to, those currently operating in other photography markets;

•	risks associated with the domestic professional portrait photography industry; and

•	other risks and uncertainties affecting Portrait Corporation of America, Inc. and its subsidiaries referred to in this Form 10-Q (see especially “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”) and in our other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.
     All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events or results expressed or implied by such forward-looking statements might not occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We did not enter into financial instruments in Q3 2005 and Q3 2004 for trading purposes and, therefore, have not experienced market risks from such instruments.
     Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of October 30, 2005, we have not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our new senior secured credit facility would have had an immaterial impact (less than $10,000) on loss before taxes for Q3 2005 and YTD 2005 based on the average outstanding balance on our senior secured credit facility for Q3 2005 and YTD 2005.
     Given our presence in Canada, Mexico, Germany and the U.K., we have exposure to market risks from changes in foreign currency exchange rates. In Q3 2005 and Q3 2004, we realized foreign currency gains/(losses) of $(0.3) million and $0.4 million, respectively. In YTD 2005 and YTD 2004, we realized foreign currency gains/(losses) of $(0.4) million and $0.0 million, respectively. A 10% change in foreign currency exchange rates would have the following impact on net income (loss) in Q3 2005 and Q3 2004 as well as YTD 2005 and YTD 2004.

	Q3 2005		Q3 2004
	(in thousands)
	+10%	-10%	+10%	-10%

Canada	$—	$3	$(36)	$(29)
Mexico	$28	$(14)	$(2)	$7
Germany	$4	$2	$(12)	$8
U.K.	$49	$(57)	$30	$(37)

	YTD 2005		YTD 2004
	(in thousands)
	+10%	-10%	+10%	-10%

Canada	$92	$(110)	$(236)	$218
Mexico	$(499)	$614	$(486)	$599
Germany	$(377)	$473	$(263)	$319
U.K.	$(49)	$59	$(33)	$40
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

Item 4. Controls and Procedures
     (a) Disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were ineffective, as disclosed below.
     The Company did not complete timely 8-K filings with regard to its hiring of R. David Alexander, on November 2, 2005, as Chairman, President and Chief Executive Officer of the Company, its agreement with Wal-Mart Canada effective January 1, 2006 and its agreement to pay John Klein, a principal of Jupiter Partners $150,000 for services rendered to the Company for the period December 2004 through January 2006.
     (b) Internal control over financial reporting. We identified a deficiency in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) of our Mexican subsidiary during fiscal 2004. We conducted a preliminary investigation of this matter and hired an independent accounting firm (other than our independent registered public accounting firm) to perform forensic accounting work.
     As a result of our investigation, we dismissed several employees who we suspect may have been engaged in fraudulent activities and hired new employees. Additionally, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter of fiscal 2004 by our Mexico accounting department. We concluded that certain adjustments were required to restate our historical financial statements. Such adjustments have been reflected as a restatement in our quarterly financial statements filed herein for the thirteen weeks and thirty-nine weeks ended October 31, 2004. We have implemented a process through which we are reviewing and validating the controls and procedures in place, including but not limited to approval of expenses, treasury management policies for cash handling, and review of bank reconciliations and tax filings. This process is being performed by U.S.-based personnel in conjunction with our Mexican operations senior management team.
     In addition, our internal control over financial reporting relating to accounting for income taxes was deemed a reportable condition and discussed with our Audit Committee. We have engaged a public accounting firm (other than our independent registered public accounting firm) to assist us in the accounting for income taxes prospectively.
     Further, during fiscal 2004 continuing into fiscal 2005, we began efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. During the course of this project, we identified deficiencies in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)). One of the primary deficiencies is the lack of many documented policies and procedures with regard to activities that may affect financial reporting. In addition, deficiencies have been found with regard to cash management, reconciliation and safeguarding; inventory and fixed asset procurement, tracking and safeguarding; accounting practices in international subsidiaries; related party transactions with the Company’s controlling shareholder and tracking and reconciling certain accruals. Nevertheless, management believes these deficiencies have not resulted in material misstatements in financial reporting with regard to the fiscal periods presented in this Quarterly Report on Form 10-Q.
     Subsequent to the fiscal periods presented in this Quarterly Report on Form 10-Q, the Company’s Senior Vice President, Interim Chief Financial Officer and Controller; Vice President, Tax; and Vice President, Manufacturing Controller; resigned from their positions with the Company. The

Chief Financial Officer role is being performed by Bob Wren, Executive Vice President and General Counsel of the Company. The Controller and Tax functions are being performed by contract professionals and the Manufacturing Controller’s responsibilities have been spread among other employees. The Company is actively recruiting to fill these roles. Management acknowledges that the Company-specific knowledge associated with the individuals who left provided a significant level of internal control due to the significant manual intervention required by the underlying accounting systems, but believes these interim appointments, discussed above, mitigate the risk of a material misstatement in financial reporting.
     Subsequent to the fiscal periods presented in this Quarterly Report on Form 10-Q, the Company’s two outside Directors resigned from the Board. Currently, the entire Board is performing the functions of the Audit Committee.
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

PART II. OTHER INFORMATION
Item 5. Other Information
     The Company and its subsidiary PCA Photo Corporation of Canada, Inc. has entered into an Amended and Restated License Agreement, date as of January 1, 2006 (the “Agreement,” with Wal-Mart Canada Corp. (“Wal-Mart”). This Agreement generally amends and restates the terms of the Company’s existing license agreement with Wal-Mart with respect to the Company’s studios located in Canadian Wal-Mart stores, but resets the license terms with respect to all of the Company’s studios (approximately 241 as of January 1, 2006) in Canadian Wal-Mart stores. The general term of the agreement is for 5 years with resets of license terms ranging from 3 months to 5 years renewable for two renewal periods of two years each at Wal-Mart’s option. Additionally, the Agreement increased by 2% percentage points the rent payable by the Company with respect to studios located in the front of Wal-Mart stores, but left unchanged the rent payable on studios in other locations within a store
     On February 1, 2006 the Company made a payment of $150,000 to John Klein, a director and principal of the Company’s majority stockholder, Jupiter Partners for transitional management services and other management support services rendered to the Company for the period from December 2004 through January 2006.
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

Portrait Corporation of America, Inc. (Registrant)

By:	/s/ R. David Alexander

R. David Alexander President, Chief Executive Officer, and Chairman of the Board

By:	/s/ James Robert Wren, Jr.

James Robert Wren, Jr. Executive Vice President, General Counsel, Interim Chief Financial Officer, Secretary and Treasurer

Dated: April 27, 2006