Form 10-K
period 2006-01-29
PORTRAIT CORP OF AMERICA, INC.
filed 2006-06-23
CIK 76791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8550
PORTRAIT CORPORATION OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-1208051 (I.R.S. Employer Identification No.)

815 Matthews-Mint Hill Road, Matthews, NC (Address of principal executive offices)	28105 (Zip Code)
Registrant’s telephone number, including area code: (704) 847-8011
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.
     The number of shares of $0.01 par value Common Stock outstanding as of June 21, 2006 was 2,294,352
Documents Incorporated by Reference: None

PORTRAIT CORPORATION OF AMERICA, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 29, 2006

PART I
ITEM 1. BUSINESS
Company Overview
     We are one of the largest providers of professional portrait photography products and services in North America based on revenue, number of customers and studio locations. For our fiscal year ended January 29, 2006 (“fiscal 2005” or “fiscal year 2005”), we photographed over 6.7 million customers and generated sales of $325.5 million. Of our total sales, 96.8% were derived from our Wal-Mart locations worldwide and 87.2% were derived from Wal-Mart and other locations in the U.S. Unless the context otherwise requires, as used herein, the terms “we”, “our”, “us” (or similar terms), the “Company” or “PCA” include Portrait Corporation of America, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only Portrait Corporation of America, Inc.
     Wal-Mart is the world’s largest retailer in terms of sales. We are the sole operator of portrait studios in Wal-Mart Stores and Supercenters in the U.S., Canada, Mexico, Germany and the U.K., operating under the trade name Wal-Mart Portrait Studios. As of January 29, 2006, we operated 2,492 permanent studios worldwide and deployed modular traveling portrait studios reaching approximately 1,000 additional locations. Consistent with Wal-Mart’s every day low price strategy, we offer our customers convenient, high quality photography services at substantially lower price points than are offered by our principal competitors. In fiscal 2005, we opened 176 new studios in Wal-Mart stores and closed 85.
     We have two reportable business segments, retail and institutional. The retail segment serves retail stores in the U.S., Canada, Mexico, Germany and the U.K. The institutional segment serves institutional markets such as church congregations. Of our total sales for fiscal year 2005, 97.1%, or $316.2 million, were realized in our retail segment. Of the retail segment sales, 99.7%, or $315.2 million, were derived from our Wal-Mart locations worldwide; 87.2% or $283.7 million were fromWal-Mart and other locations in the U.S. and 12.8% or $41.8 million were from Wal-Mart and other locations outside the U.S. Certain other financial information regarding our business segments is included in Note 12 to the Consolidated Financial Statements included with this report and is incorporated by reference herein. As of January 29, 2006, we operated 2,129 studios in Wal-Mart U.S., 241 studios in Wal-Mart Canada, 96 studios in Wal-Mart Mexico, and are testing 26 Wal-Mart locations in Germany and the U.K.
     In addition, we operate two non-portrait photography related concepts in Wal-Mart stores in the U.S.: Hometown Threads®, a franchisor of retail stores specializing in embroidery services and the personalization of gifts, and Fun Factory, a retail store specializing in making stuffed animals, selling accessories for these stuffed animals, and hosting birthday parties. We also have one store, Creation Station, which combines a portrait studio, Hometown Threads and Fun Factory in the same space. As of the end of fiscal 2005, we had 46 Hometown Threads franchised locations. We also operated 12 Fun Factory locations. Under the trade name PCA International, we have a free-standing all-digital portrait studio GoPortraits, and we serve other retail channels using a modular traveling portrait platform. We also serve the institutional channel, such as church congregations.
     Despite the modest increase in our year over year sales in fiscal 2005, over the past three fiscal years, our net sales have increased at a compound annual growth rate (“CAGR”) of 3.2%, from $296.6 million to $325.5 million driven by studio openings in Wal-Mart which have grown at a CAGR of 10.5% over the same period. Our growth from new studio openings is largely a result of Wal-Mart’s own success in building its retail store base.

     We believe we provide one of the industry’s lowest cost portrait services due primarily to our vertically integrated operations. We use an integrated digital imaging system that allows customers to view digital proofs of each pose and select desired images before any printing occurs. Additionally, this proprietary system automates and links the image selection process with the sale of custom portrait packages and integrates the studios with our portrait processing and production system. This system, which includes two processing facilities and a distribution center in the Charlotte, North Carolina area, is fully scalable. By integrating our portrait photography and production processes, we can minimize processing costs, provide superior customer service and grow with minimal incremental capital commitment. We offer portrait packages at prices consistent with Wal-Mart’s every day low price strategy. Furthermore, we do not charge sitting fees or handling charges, which we believe our competitors’ typically charge.
     Our business model enjoys several competitive advantages over other specialty retailers. Unlike most specialty retailers,
-	we are not required to undertake the effort and expense to identify and obtain real estate locations for our studios, but instead open substantially all of our new studios in prime Wal-Mart locations;

-	our new studios require lesser amounts of working capital and capital expenditures; and

-	our new studios generate immediate revenues because of their location in Wal-Mart stores without the extended new store opening ramp-up of a typical specialty retailer.
     We have been in operation since 1967. Our former business consisted principally of operating portrait studios in Kmart stores. In January 1997, we acquired American Studios, Inc., which was then the primary portrait photography provider to Wal-Mart stores in the U.S. and Mexico. In the second quarter of 1997, as we expanded our Wal-Mart business, we began to close certain underperforming studios in Kmart stores. In response to these closings and our expansion in Wal-Mart, Kmart initiated closure of a number of our studios. In August 1998, we completed a recapitalization that resulted in Jupiter Partners becoming the controlling stockholder of the Company. Additionally, management received a commitment from Wal-Mart to accelerate our expansion in Wal-Mart stores. Based on Wal-Mart’s commitment to us, a strategic decision was made to close all Kmart locations and redeploy those assets into Wal-Mart stores. This process was completed by the end of fiscal 2000. Revenue from our Wal-Mart business has grown at a CAGR of 11.1% from 1997 to 2005 and the number of new studio openings in Wal-Mart stores has grown at a CAGR of 10.5% for the same period.
     Portrait Corporation of America, Inc.’s predecessor was organized as a North Carolina corporation in 1967 and reincorporated by merger in Delaware on August 6, 2004. Our address is 815 Matthews-Mint Hill Road, Matthews, North Carolina 28105. Our corporate web site address is www.pcaintl.com. Information on our website is not part of this Annual Report on Form 10-K.
Industry
     We compete in a highly fragmented $8.0 billion (according to Photofinishing News, Inc.) domestic professional portrait photography industry. The primary markets within the industry are pre-school children, school age children (including graduation portraits), adults, families/groups, weddings, passports, churches and other markets which include; cruise ships, conventions/events, glamour and executive portraits. Our competitors include large studio chains operating in national retailers, other national free-standing portrait studio companies, national school and church photographers and a myriad of independent portrait photography providers. The majority of the industry is comprised of small, independent photography companies and individual photographers that use various independent processing labs.

     The provision of portrait photography services in retail hosts is dominated by a few large national competitors. CPI Corporation, which operates in Sears; Lifetouch, which operates in JCPenney and Target; and Olan Mills, which operates in Kmart stores. We believe we are the largest of these competitors by sales, the number of customers served in retail hosts and the number of studios.
     A number of companies in the professional portrait photography industry operate free-standing studios on a national, regional or local basis. In addition to providing photography services in retail hosts, both CPI Corporation through its Sears Portrait Studios brand and Olan Mills operate through this format. Independent studios and portrait photographers are the most numerous competitors in the industry and generate the largest percentage of industry sales. Few barriers to entry exist in the industry through this format. However, independents typically lack processing scale and geographic coverage.
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
Competitive Strengths
-	Leading Market Position. In fiscal 2005, we believe no other professional portrait provider served more customers in retail hosts or operated more permanent studio locations than our Company. We served over 6.7 million customers domestically and as of January 29, 2006, we operated 2,129 permanent portrait studios domestically.

-	Strong, Mutually Beneficial Relationship with Wal-Mart. By aligning our strategy with Wal-Mart’s providing low-cost, high quality products, we have enjoyed a mutually beneficial, long-term relationship. Since 1998, we have been the sole operator of portrait photography studios in Wal-Mart stores in North America. The majority of our permanent Wal-Mart studios are located in prominent locations at the front of the store or Supercenter, affording us easy access to Wal-Mart’s unrivaled customer foot traffic. In return, we provide Wal-Mart with strong profit per square foot and provide consumers with high quality photography at every day low prices. At January 29, 2006, Wal-Mart had 3,189 stores and Supercenters in the U.S. as well as 1,847 stores internationally. We operate in 2,129 or 67% Wal-Mart stores in the U.S. and 363 internationally. We have been able to significantly increase the number of permanent studios in Wal-Mart, having grown in North America from 1,112 permanent studios at the beginning of fiscal 1998 to 2,466 studios at the end of fiscal 2005, representing a CAGR of 10.5%. Sales from our Wal-Mart business totaled $315.2 million for the fiscal year ended January 29, 2006, which represents a CAGR of 11.1% from $150.6 million in fiscal 1998. As a result of this growth, we have been able to significantly expand brand awareness for Wal-Mart Portrait Studios.

-	Low Cost Producer. We believe we have one of the lowest-cost portrait production systems in the industry. This cost advantage is due primarily to:
-	a modest capital expenditure requirement for each new studio;

-	low maintenance costs associated with our proprietary integrated imaging and portrait processing system;

-	our integrated digital imaging system, which allows customers to view digital proofs and select only the desired images before any printing occurs;

-	our efficient and flexible integrated portrait photography and production process system, which simplifies and automates the production process, resulting in higher volume, lower labor costs, less waste, and allows us to leverage our existing scalable infrastructure.

-	a marketing focus on selling larger portrait collections based on more poses, which lowers the average production cost per unit as more units are produced per customer.
-	Focus on Innovation. We strive to maintain a strong focus on new product development. Recently, we expanded our portfolio of products to include all occasion greeting cards, ornaments, puzzles and large-format canvas portraits. Leveraging our digital imaging system, we have augmented our product offerings with digital portraits on CD or disk, the Portrait GalleryTM, available immediately after the portrait session with e-mail capability. The Portrait Gallery is sold with PhotoParade, a companion software on CD, that enables customers to create themed screensavers and print-at-home projects such as portrait stickers, gift tags and portrait magnets.
Business Strategy
     Our business strategy is to continue to capitalize on our strengths by implementing the following initiatives:
-	Increase Same Studio Sales. In order to address our declining same store sales trends, we have implemented a series of highly focused, tactical operating initiatives designed to restore our core U.S. Wal-Mart studio business back to prior positive same studio sales growth. Examples of these initiatives include:
-	Reorganizing field operations management to put an emphasis on training and retaining studio personnel: to include

-	placing a renewed emphasis on photographer certification;

-	instituting a new bonus program for our field associates and a new PCA Partner program to recognize superior performance;

-	launching new marketing initiatives, including selected coordinated marketing efforts with Wal-Mart, increased customer direct mailing programs and participation in Wal-Mart advertising circular;

-	changing our studio hours to better serve our customers’ demand (this change was based on a detailed study of our sales by hour);

-	re-configuring backend packages, based on customer feedback, to increase their value and provide more order flexibility to our customers; and

-	increasing our average front end collection rates on custom ordered portraits which increase final collection rates.
Additionally, we are looking at our business more qualitatively including the use of focus groups, customer surveys, market testing, etc. to insure we understand our customers’ needs and address those needs. We believe these initiatives will result in improvements primarily in average transaction size per customer, as well as improved customer traffic as our current fiscal year progresses.

-	Continue to Participate in Wal-Mart’s Growth. Based upon our relationship with Wal-Mart, we believe we have the strongest platform for expansion in the industry as Wal-Mart continues its growth. However, such growth will be more focused than in prior years. Working closely with Wal-Mart, in fiscal 2005, we opened 176 permanent studios but closed 85.

-	Disciplined Extension of Our International Presence. We believe that international markets for professional portrait photography services represent an attractive growth opportunity for PCA primarily in Canada and Mexico. We intend to grow our international market share primarily through our relationship with Wal-Mart. As of January 29, 2006, we operated 241 studios in Wal-Mart Canada and 96 studios in Wal-Mart Mexico, and 26 Wal-Mart locations in Germany and the U.K. We continue to assess the viability of our European operations. See “Item 1. Business—Risk Factors—Risks Related to Our Business—Our international expansion may not be successful and may expose us to additional risks that could adversely affect our business.”

-	Disciplined Extension into Non-Portrait Photography Related Concepts. With the opening of 12 Fun Factory locations in Wal-Mart, we have the opportunity to expand our presence in Wal-Mart stores with this child-centered, value-priced concept.

-	Critically assessing our business channels and internal costs. Evaluating all business channels for strategic importance and profit contribution and ceasing to operate non-contributing channels and critically evaluating all our operations, support and administrative functions, for cost saving opportunities.
The Portrait Photography Experience
     We provide our photography services in permanent studios in our retail hosts. We also service certain retail hosts and institutional customers through modular traveling locations.
     Permanent Studios. The typical permanent studio occupies an average of 350 square feet and consists of a camera area, a portrait viewing and sales area, and a reception area with a point-of-sale system. Generally, the permanent studio is staffed by one to three associates who perform both the photography and sales functions. The majority of our professional portrait photography studios are open from 10:00 a.m. to 8:00 p.m., six days a week and 12: 00 p.m. to 8:00 p.m. on Sunday .
     Our permanent portrait studios are equipped with an integrated photography and sales system and point-of-sale system. The photographic system integrates a professional film camera with imaging capability. As the subject is photographed, each pose is captured on film and presented on a computer monitor for the customer to preview and approve before proceeding to the next pose. The photographic images are then sent electronically to a sales computer in an adjacent area, where a studio associate presents the portrait images and utilizing our software sales program, explains the portrait packages available. Guided by the studio associate, each customer customizes their order by choosing the poses, sizes and quantities desired. A portrait order receipt is printed with black and white thumbnails of the selected poses. The studio associate completes the transaction at the point-of-sale system and the customer either pays in full or makes a deposit and returns in three weeks to pick up the finished portraits. Customers are not obligated to accept finished products.
     Our principal products sold through our studio operations are portraits and ancillary products produced from the photo images we create. Our portraits are printed on photographic paper or canvas and are available in a variety of sizes from wallet-size to wall portraits as large as 36 inches by 36 inches. Our ancillary products include all-occasion greeting cards, ornaments, puzzles, large format canvas portraits, and portraits on disks. Portrait and ancillary products account for substantially all of our sales.
     Modular Traveling Studios. In Wal-Marts where we do not have permanent studios, we use a modular traveling studio. These modular traveling studios operate in designated Wal-Mart stores for a period of approximately five days every seven to twelve weeks. Several days prior to the scheduled arrival of one of our photographers at the host store, we advertise our traveling promotions at the location. These modular traveling studios utilize a photographic and sales system, in which the photography session occurs separately from the sales process. Approximately three weeks after photographs are taken, a sales associate sets up a temporary sales area in the host store and for one to five days assists customers in selecting portraits for purchase. Customers in our modular traveling locations may purchase only portraits in the sizes and quantities produced; no ancillary products are available for purchase except Scrapbooklets©.
     Our institutional business is conducted on a traveling basis and utilizes our integrated photography and sales system. We contract with institutions, primarily church congregations, to photograph and sell individual and family portraits. We do not pay commissions to the host institutions, but we do provide a free photo directory to all members who agree to be photographed. Approximately three weeks after the photography session, the finished portraits are sent to the host institution or directly to the customer.

Distribution Channels
     We have the following two primary distribution channels:
     Retail:
-	Wal-Mart Portrait Studios. We are currently the sole provider of portrait studios in Wal-Mart in all 50 states as well as Canada, Mexico, Germany and the U.K. As of January 29, 2006, we had 2,492 permanent studios in Wal-Mart stores in the U.S., Canada, Mexico, Germany and the U.K. Our U.S. operations in Wal-Mart stores accounted for approximately 84.0%, 84.8% and 85.8% of consolidated sales in fiscal 2005, 2004 and 2003, respectively. Our international operations in Wal-Mart stores contributed 12.8%, 11.1% and 9.5% of consolidated sales for fiscal 2005, 2004 and 2003, respectively. We operate our studios in Wal-Mart stores under license and lease agreements.

-	Other Retail. In fiscal 2004, we began offering embroidery services and gift personalization in Wal-Mart stores through Hometown Threads® locations. We franchised 47 these locations as of January 29, 2006. Additionally, we had 12 Fun Factory locations, our stuffed animal, child-centered, value-priced concept.

-	GoPortraits. In 2003, we developed a free-standing retail concept called GoPortraits that features an all-digital portrait photography studio. We also provide services, including digital photographic retouching, and on-site production of film and digital images.
     Institutional:
-	Through our institutional channel, we target primarily church accounts. Our institutional operations accounted for less than 3% of overall sales for fiscal 2005, 2004 and 2003.
Technology, Manufacturing and Software Development
     Our technology, manufacturing and software development groups design, develop and implement systems and technologies to support our vertically integrated business process. From photographic and image capture to customizable order creation in our studios through manufacturing and product fulfillment, these groups continually explore the application of systems and technologies that allow us to reduce costs while providing customers with high quality products at reasonable prices.
     Leveraging our proprietary imaging system, we are one of the few companies in the professional portrait photography industry that has built a vertically integrated operation. Our technology is fully scalable. As we continue to grow and add new outlets or channels, new studios will be integrated seamlessly into our automated production processes with minimal incremental costs.
     Our imaging system allows customers to view proofs during the photography session and select the desired images for purchase. Immediately after the photography session, using a computerized sales system and guided by studio associates, customers can select specific poses, portrait sizes, and quantities for purchase. Consequently, we print only portraits ordered by customers in our permanent studios.

     By leveraging our imaging system, we have enhanced our product offerings with portraits on CD or disk, the Portrait GalleryTM, available immediately after the portrait session with e-mail capability. The Portrait GalleryTM is sold with PhotoParade®, a companion software that enables customers to create themed screensavers, print-at-home projects such as portrait stickers /gift tags and portrait magnets. We believe this is a unique product offering in the industry. We license this product under an exclusive arrangement with Callisto Corporation, the owner of the PhotoParade® trademark.
Marketing and Sales
     Our marketing group performs all strategic marketing functions including, but not limited to, creative direction, campaign development, merchandising, cross-promotion development with well-known television and movie characters, media planning and analysis, studio sales support, and customer/market research. Our marketing group also manages the daily working relationships with external advertising agencies, free-lance support and maintains our proprietary customer database. This database allows us to apply targeted advertising strategies.
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
     Additionally, we have expanded our Internet presence with our website, www.goportraits.com (a PCA-owned and operated website). In fiscal 2004, we expanded our e-commerce initiative to all U.S. studios. This service allows customers to order online additional portraits and other selected items. We continue to expand the number of products sold through this channel. Our company website, www.pcaintl.com, provides information about each of our portrait photography businesses including our free-standing specialty retail concept, GoPortraits, in the Charlotte, North Carolina metropolitan area.
     Training and development of our studio associates is critical to customer acquisition, retention and sales at the studio level. Studio associates participate in a certification program that develops their technical skills to insure consistent portrait quality and retail management skills to insure customer satisfaction. This program provides for studio associates to progress from Portrait Specialists to Portrait Artists to Master Photographer designation. Studio associates also learn the retail management and customer service skills to provide quality service and customer satisfaction. Studio associates are supported by a technical Help Desk and a customer support center with a toll-free customer service line. Production and headquarters personnel also participate in training specifically designed to enhance the customer’s total portrait experience.
     We also sponsor an annual portrait competition among studio associates encouraging them to develop their photography skills and enhance their composition using creative ideas for new poses and props.
Raw Materials and Suppliers
     During the fourth quarter of fiscal 2005, the Company replaced Agfa, its long time supplier of paper, film and chemicals. Effective in December 2005, the Company entered into supply agreements with Fuji for paper and chemicals and Kodak for film supplies. These agreements run until June 30, 2007 and provide for minimum order quantities which management believes it will exceed.
     Management believes that the company’s sources of supply are adequate to ensure a continuous supply of raw materials to the business.

     We build our own cameras and believe that we have an adequate supply of cameras and camera components. The computers and equipment used by us in our integrated imaging system consists of standard components that are readily available from multiple suppliers.

Employees
     At January 29, 2006, we had 8,739 full-time and part-time employees. As of January 29, 2006, none of our employees were covered by a collective bargaining agreement. We believe that employee relations are satisfactory.
Governmental Regulations
     We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws. We are not aware of any material violations of such laws and regulations. Continued compliance is not expected to have a material effect upon our competitive position, financial condition, or results of operations.
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
     Pursuant to the Wal-Mart license amendment on June 24, 2004, studio licenses in effect on April 4, 2002 that existed on June 24, 2004 (1,564 studio licenses or approximately 80% of the then existing studio licenses) were extended to June 30, 2012, evidencing Wal-Mart’s commitment to our Company. Studios that began operations after the execution of the license on April 4, 2002, have a five-year term that commences upon their opening date and ends on June 30 of the fifth year following the opening year. These studio licenses renew automatically for one additional period of five years unless either party gives notice of termination on or before 180 days prior to the end of the term. As of January 29, 2006, we operated in 2,129 Wal-Mart permanent studios and approximately 1,000 modular traveling locations in the U.S. Since the execution of the Wal-Mart license agreement on April 4, 2002, through January 29, 2006, we opened 497 portrait studios in Wal-Mart U.S..

     As of January 29, 2006, the licenses with respect to our U.S. Wal-Mart studios expire as follows: 123 studios in 2007, 169 studios in 2008, 176 studios in 2009, 29 studios in 2010 and 1,632 studios in 2012.
     Canada. Our relationship with Wal-Mart Canada Corp. (formerly Wal-Mart Canada Inc.) is governed by an amended and restated license agreement made as of January 1, 2006. The general agreement has a five-year term and Wal-Mart Canada has an option to renew for two renewal periods of two years. Studios that were currently in operation as of the date of this agreement are subject to a License Schedule which specifies expiration dates for these specific studios and are controlling. Based on this License Schedule Canadian Studio licenses expire as follows; 55 in 2006, 90 in 2007, 34 in 2008, 25 in 2009, 22 in 2010 and 15 in 2011. Management believes the 2006 licenses will be renewed for two year terms, but such renewals are not assured.
     Mexico. Within Mexico, our relationship with Nueva Wal-Mart De Mexico, S.A. de R.L. de C.V. (“Nueva Wal-Mart De Mexico”) is governed by an agreement dated as of June 1, 2002. The agreement runs for an undefined period of time but either we or Nueva Wal-Mart De Mexico may terminate this agreement at any time upon 30 days written notice after May 31, 2003. Under this agreement, Nueva Wal-Mart De Mexico is compensated based upon our total net sales in all Wal-Mart stores in Mexico. As of January 29, 2006, we operated in 96 Nueva Wal-Mart De Mexico permanent studios. The licenses for these studios are terminable at will by either party following a studio’s first year of operation.
     Germany. Within Germany, our relationship with Wal-Mart Germany GmbH & Co. KG (“Wal-Mart Germany”) is governed by lease agreements with a two year term beginning at the commencement of operations for each studio. The first lease is dated as of August 28, 2002. The leases expire after two years, but will automatically renew for successive periods of six months each if not terminated by either party. Either party can terminate this agreement at the end of any term upon three months notice. This agreement allows us to use Wal-Mart designated space within its stores. Under this agreement, Wal-Mart Germany is compensated based upon our total net sales in all Wal-Mart stores in Germany. As of January 29, 2006, we operated in 21 Wal-Mart Germany permanent studios.
     United Kingdom. Within the U.K., our relationship with ASDA Stores Limited (“Wal-Mart U.K.”) is governed by separate leases for each studio with the first one dated as of February 5, 2003. One lease expires after 10 years and all other leases expire after five years. Under these agreements, Wal-Mart U.K. is compensated based upon our total net sales in all Wal-Mart stores in the U.K. As of January 29, 2006, we operated in 5 Wal-Mart U.K. permanent studios. Commencing in 2005 and for each year thereafter, Wal-Mart U.K. may terminate any license agreement if it sends us a termination notice by January 31 of such year, with termination effective on April 30 of such year.
     Hometown Threads®. As of January 29, 2006, we leased 40 locations from Wal-Mart pursuant to separate leases, the first of which was entered into on September 19, 2000. Hometown Threads® franchisees sublease all of these locations. The leases are for a term of five years each with the option to renew for an additional five years provided we give Wal-Mart at least 180 days notice we want to renew. We pay rent directly to Wal-Mart and deduct it from the franchisee’s revenue. In the event a franchisee does not pay the rent, we are liable to Wal-Mart for any unpaid rent. In addition, we have 7 other franchisees in locations other than Wal-Mart who have their own lease arrangements
     Fun Factory In fiscal 2005, we opened 11 Fun Factories Stores in Wal-Mart with 6 being opened in the U.S. and 5 being opened in Canada. This brought to 12 the total number of these stores we operate. One of these stores is the Creation Station test concept. The stores in the U.S. are on a five year lease term with a base rent plus a commission override. In fiscal 2005, no stores exceeded this threshold. In Canada, the lease is for five years at a flat rate with a commission override if applicable (i.e. the greater of base rent or the commission based on sales).

Other Licenses and Concessions
     Meijer. In fiscal 2004, we operated 24 Meijer permanent studios. We ceased all operations in Meijer stores as of April 4, 2005.
     Navy/Marines. We operated a portrait studio at Camp LeJeune, North Carolina and a separate one-hour film processing facility. These agreements expired in fiscal 2005 and were not renewed by us.
     We operated a studio within the Navy Exchange, Pearl Harbor, Hawaii, pursuant to an agreement that expired on October 24, 2005 which we did not renew.
     Army/Air Force. We had an agreement with the Army & Air Force Exchange Service (“AAFES”) that governed 9 studios in AAFES exchanges. This agreement expired July 31, 2005 and was not renewed.
     Callisto (PhotoParade®). Under our arrangement with Callisto Corporation, we agree to pay to Callisto a royalty based on gross retail sales derived from the sale of each Portrait GalleryTM disk. We have agreed to sell the Portrait GalleryTM CD or disk only as a bundled product with Callisto’s PhotoParade® screen saver CD. Furthermore, Callisto has agreed to pay PCA a royalty based on internet sales generated from customers who link to Callisto’s web site from the PhotoParade® CD sold in our studios.
     Other. We own other patents, trademarks and licenses that we do not believe are material to our business.
ITEM 1A. RISK FACTORS
     We wish to caution readers that in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results or financial condition, and could cause our actual consolidated results or financial condition during fiscal 2006, and beyond, to differ materially from those experienced in prior periods or expressed in any forward-looking statements made by us or on our behalf.
Risks Related to Our Business
     We are materially dependent upon Wal-Mart.
     Approximately 96.8% of our sales for fiscal 2005 were derived from sales in Wal-Mart stores. We are materially dependent upon our relationship with Wal-Mart, the continued goodwill of Wal-Mart and the integrity of the Wal-Mart brand name in the retail marketplace. Any deterioration in our Wal-Mart relationship would have a material adverse effect on us.
     Furthermore, because of the demands placed on us to open studios in new Wal-Mart Stores, we have not been able to diversify our business. In addition, our competitive posture could be weakened with negative changes in Wal-Mart’s competitive posture.
     We continued to experience a downturn in our results of operations in fiscal 2005. We had a net loss, deficiency of earnings to fixed charges and negative net worth.
     In fiscal 2005, our consolidated sales increased over the prior year by $1.9 million, $325.5 million versus $323.6 million in fiscal 2004 primarily due to increased Wal-Mart studio sales. However, we saw our income from operations decrease from $17.5 million in fiscal 2004 to $5.3 million in fiscal 2005 driven by the decrease in same store sales and less customer traffic spread over more studios than fiscal 2004. Net loss was

$34.4 million in fiscal 2005 compared to net loss of $29.7 million in fiscal 2004 (Note: The net loss in fiscal 2004 was $15.0 million before the impact of a valuation allowance on deferred taxes made in fiscal 2004. See Note 8 to The Consolidated Financial Statements contained herein for further information).
     Although we are implementing measures to improve our performance, external factors such as increases in gasoline prices and rising interest rates may continue to adversely impact our success. Therefore, we may be unable to improve our operating results and accordingly, can provide no assurance we will be able to remain in compliance with the covenants in our various debt agreements.
     In fiscal 2005, we had a net loss of $34.4 million and our fixed charges exceeded earnings by $34.4 million. We cannot give assurance that we will return to profitability or report earnings in excess of fixed charges in any future period. Future net losses and/or deficiencies of earnings to fixed charges may prevent us from pursuing our growth and diversification strategies and could cause us to be unable to meet our debt obligations, capital expenditure requirements or working capital needs. Additionally, as of January 29, 2006, our total assets were less than our total liabilities by $204.8 million, resulting in a negative net worth. If we are unable to fund our operations in the future, we may not be able to liquidate our assets to pay our liabilities.
     Substantial doubt has been raised about the ability of the Company to continue as a going concern.
     Our independent registered public accounting firm, Eisner LLP, issued their report dated May 26, 2006 which expressed a substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 2 to the financial statements, the Company at January 29, 2006 had a working capital deficiency and a capital deficiency, and has incurred a substantial net loss for the year ended January 29, 2006. The Company anticipates that such conditions will continue in 2006. In addition, as discussed in Note 2, the Company is in default of certain obligations which were due on June 15, 2006 and does not have sufficient liquidity to meet these obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
     See further discussion in connection with their audit of the Company’s consolidated financial statements for the fiscal year ended January 29, 2006 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” and in Note 2 to the Consolidated Financial Statements included in this report.
     Failure to pay interest on Notes
          On June 15, 2006, the Company did not make an interest payment in the amount of $687,500 due on its 13 3/4% Senior Subordinated Notes Due 2010 (the “Notes”). The 30-day grace period for payment of such interest expired on June 14, 2006. As a result, an event of default occurred with respect to the Notes, which default also causes a cross-default under the Company’s credit agreement with its senior lender. The Company is currently in discussions with the holders of the Notes and its senior lender regarding obtaining a forbearance or similar agreement with respect to this interest payment. In the event that an agreement is not reached with the holders of the Notes and the Company’s senior lender, such holders or senior lender will have the right to submit a notice to the Company declaring all principal and interest and other amounts due in respect of the Notes immediately due and payable. While the Company is hopeful that such discussions will be resolved favorably, no assurances can be given that any such agreement will be reached.
     If we fail to favorably resolve tax disputes with various taxing authorities our financial condition and results of operations may be materially adversely affected.
     During the fourth quarter of fiscal 2005, the Company settled a tax claim against its Mexican subsidiary for $1.9 million. During fiscal 2005, Revenue Canada asserted a claim against our Canadian subsidiary relating to transfer pricing for goods and services rendered by our U.S. parent company. The claim relates to fiscal years 2000 through 2004, we are currently challenging this claim and have retained Canadian legal counsel and PriceWaterhouseCoopers to assist us in this process.

     We were unable to timely file our Annual Report on Form 10-K for fiscal 2005 and our Quarterly Reports on Form 10-Q for the thirteen weeks ended May 1, 2005 and the thirty-nine weeks ended October 30, 2005. We may not be able to accurately and timely file our periodic reports and our financial condition and results of operations may be materially adversely affected as a result.
     Our Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005 was delayed due to the uncertainty associated with the financial statements of our Mexican operations. Our Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 30, 2005 was delayed due to the turnover in the Company’s financial staff. Additionally, we failed to timely file Forms 8-K relating to: the hiring of David Alexander as Chairman and CEO; a personal services agreement with a principal of Jupiter Partners our majority shareholder; and our new 5 year agreement with Wal-Mart Canada. These failures to timely file reports with the U.S. Securities and Exchange Commission (“SEC”) violate the covenants contained in the indenture agreements for the Company’s Senior Notes and Senior Secured Notes. We had a period of sixty (60) days following notice from either the Trustee of our 11.875% senior notes due 2009 (the “Senior Notes”), or our 14% senior secured notes due 2009 (the “Senior Secured Notes”), or the holders of 25% of the principal amount of the Senior Notes to cure the defaults. Notice was received with respect to the filing of the Company’s Form 10-Q for the period ended October 30, 2005. Such defaults relating to the filing of the Company’s Form 10-Qs and Form 8-K filings discussed above were cured.
     This Annual Report on Form 10-K for our fiscal year ended January 29, 2006 was delayed due to a turnover in the Company’s financial staff. We have received a 60 day notice relating to this timely filing default, discussed above. Additionally, we were in default of covenants contained in our Senior Notes and Senior Secured Notes requiring the delivery of our audited financial statements within 90 days after the end of the fiscal year, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. On June 20, 2006, the Company entered into the Third Amendment to Credit Agreement, Waiver, Consent and Forbearance Agreement with its Senior Lender. This agreement provides, among other things, that the Senior Lender waives certain requirements to deliver audited financial statements or that such statements will not contain “going concern” language. The Senior Lender has also agreed to forebear any action with regard to certain defaults under its credit agreements for a specified length of time.
     We may face similar default issues as a result of our recent failure to timely file our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006. See Note 18 — Subsequent Events — Failure to File 10-Q for the Period Ended April 30, 2006 in the Consolidated Financial Statements included in this report. See also “Failure to pay interest on Notes” discussed above and the ending of the standstill agreement with AgfaPhoto USA discussed below under “Our failure to maintain good relations with our major suppliers...”.
     Our business practices and operations need to be acceptable to Wal-Mart.
     Because of the importance of our Wal-Mart relationship, our business practices and procedures must at all times be acceptable to Wal-Mart. Consequently, in the future, we may make changes to our business practices and procedures, including advertising, promotions, pricing, product offerings, studio facilities, technology, management and employment practices in response to Wal-Mart’s requests that would not be in our best interests and could materially and adversely affect our sales, costs, margins, business development or other aspects of our business. In addition, under our license agreements Wal-Mart has substantial contractual rights, which it can exercise in a manner that can have a material adverse effect on us.
     Among other things, pursuant to our license agreements we must:
-	relocate any studio location in a Wal-Mart store at Wal-Mart’s request;

-	obtain Wal-Mart’s prior written approval of all advertising;

-	maintain specified levels of worker’s compensation and liability insurance;

-	operate the studios for specified hours every day that the Wal-Mart store is open;

-	indemnify Wal-Mart from any claim by an employee, vendor or portrait studio customer relating to studio operation or for accident or injury anywhere in the Wal-Mart store;

-	observe all Wal-Mart policies relating to customer service; and

-	observe all Wal-Mart policies relating to the activities of our employees in the Wal-Mart store;
     and we are not permitted to
-	make improvements to our Wal-Mart studios without Wal-Mart’s prior written consent;

-	conduct any “fire,” “50% off” or similar sales;

-	issue a press release using the Wal-Mart name without Wal-Mart’s consent; and

-	advertise on radio or television without Wal-Mart’s consent.
     Wal-Mart may terminate, breach, otherwise limit or increase our expenses under our license or lease agreements.
     Our Wal-Mart permanent studios in the U.S. and Canada are operated pursuant to license agreements while our permanent studios in Mexico, Germany and the U.K. are operated pursuant to lease agreements. These license and lease agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond our control. These agreements are more fully described in “Item 1., Business—Licenses, Trademarks and Patents—Wal-Mart Licenses.”
     Wal-Mart is under no obligation to renew existing locations. Wal-Mart may also increase the expenses we are required to pay under our license or lease agreements upon renewal of the agreements. In addition, license fees under our Wal-Mart licenses may increase periodically if certain sales or other conditions are met. We do not have the right to close any poorly performing locations prior to the expiration of the term of the license or lease for such locations. Although our license and lease agreements prohibit Wal-Mart from licensing or leasing permanent portrait studios to any other person in the stores in which we operate, they do not make us the exclusive provider for all Wal-Mart stores. In addition, our license and lease agreements do not prohibit Wal-Mart from selling many of the tangible goods we sell, or from developing film, in other departments within its stores. Furthermore, there is always the risk that Wal-Mart might breach one or more of our license or lease agreements. The loss or breach of a substantial number of the licenses or leases from Wal-Mart could have a material adverse effect on us. An adverse change in any other aspects of our business relationship with Wal-Mart, the reduction of the number of studios operated pursuant to such arrangements, a decision by Wal-Mart to license or lease studios to other persons or changes in Wal-Mart’s expansion plans could have a material adverse effect on us. See “Item 1., Business—Licenses, Trademarks and Patents—Wal-Mart Licenses.”

     An economic downturn, a reduction in consumer spending or decreased customer traffic in our host stores could materially adversely affect our business.
     Portrait photography services may be affected by negative trends in the general economy. The portrait studios in Wal-Mart stores rely largely on customer traffic generated by the host stores. The host stores may be affected by a downturn in the economy caused by increasing fuel costs and rising interest rates which decrease the discretionary income of potential customers. There is no assurance that Wal-Mart or any other host stores in which we may operate will not experience a reduction in host store traffic which could adversely affect us.
     In addition, we have substantial fixed costs associated with our three facilities in the Charlotte, North Carolina area. These fixed costs make us vulnerable to an economic downturn.
     We may not be able to finance the rapid growth we may experience.
     In April 2002, we executed a U.S. Master License Agreement with Wal-Mart. As part of this agreement, Wal-Mart committed to provide us a minimum of 150 new studios per year for four years and, thereafter, to use commercially reasonable efforts to provide 150 new studios per year. Further, Wal-Mart has agreed to use commercially reasonable efforts to include a Wal-Mart Portrait Studio operated by us in the blueprint of each new Supercenter (except for new Supercenters of 145,000 square feet) and store of 100,000 square feet or larger. We anticipate opening a studio in all new Wal-Mart stores where our studios are incorporated into the blueprint. This will require us to make substantial capital expenditures. To open new studios, maintain and grow our sales base, respond to shifts in customer demand and changes in industry trends, as well as finance capital expenditures, infrastructure growth and acquisitions, we will need to generate sufficient cash flow and obtain sufficient capital. We can give no assurance that we will be able to generate sufficient cash flow to fund these activities or that financing will be available to us on acceptable terms and will be permitted to be incurred under the terms of our current and any future indebtedness. Our failure to generate sufficient cash flow or obtain sufficient financing to fund our future growth could materially adversely affect us. The rapid growth of portrait studios within Wal-Mart could limit our ability to fund growth outside of Wal-Mart.
     Our failure to maintain good relations with our major suppliers of photographic film, paper and processing chemistry could materially adversely affect our source of supply and our financial condition.
     Effective January 1, 2006, the Company agreed to purchase 100% of its North American requirements for color negative film from Kodak during the period beginning January 1, 2006 and ending June 30, 2007, except that the Company may purchase up to 1% of its North American requirements for film from other vendors for testing and evaluation. Effective December 8, 2005, the Company has agreed to purchase 100% of its North American requirements for photographic paper and chemicals from Fuji during the period beginning January 1, 2006 and ending June 30, 2007. Both agreements have payment terms of cash-in-advance and have provisions requiring annual minimum purchase quantities.
     Prior to the agreements with Kodak and Fuji, AgfaPhoto USA Corporation was our principal supplier of photographic film, paper and processing chemistry and had been our supplier for over 30 years. During fiscal 2004, we were unable to meet the payment terms of AgfaPhoto USA Corporation. The Company’s total indebtedness to AgfaPhoto is approximately $22.8 million. Approximately $2.1 million is on open account and is currently due and payable. Approximately $20.7 million is subject to a letter agreement dated June 15, 2005 in which AgfaPhoto agreed, under certain conditions, to defer any collection action until June 15, 2006. Further, AgfaPhoto has agreed to subordination terms with respect to other debt of the Company that effectively limits AgfaPhoto’s ability to collect any of the $22.8 million as a secured creditor. On June 15, 2006 the Company’s standstill agreement with AgfaPhoto USA ended. In that agreement, AgfaPhoto USA agreed that it would not take any action to collect certain amounts owed by us for photographic paper, film and chemicals purchased from AgfaPhoto USA . The Company has asked AgfaPhoto USA to extend this agreement to September 30, 2006. While AgfaPhoto USA has stated that it would request such an extension from the bankruptcy trustee of its parent company in Germany, there can be no assurance that such an extension will be given. Also, to date, AgfaPhoto USA has been working with the Company to resolve amounts owed to them, but there can be no assurance that AgfaPhoto USA will not institute legal action to collect such amounts.
     If we fail to maintain adequate relations with Fuji and Kodak, we may be unable to obtain supplies at comparable terms. In such an event, our ability to secure additional suppliers and acceptable credit terms, or to obtain additional equity and/or debt financing would likely be limited in light of our recent operating performance and financial condition. In such an event, our financial condition and results of operations would be materially adversely affected. We can give no assurance we would be able to obtain new sources of funds on favorable terms or otherwise.
     Our inability to raise prices could limit our growth.
     Because of competitive pressures, we are unlikely to be able to increase profitability on a sustained basis by raising our prices. Rather, our ability to increase profitability over the longer term will depend on our ability to open new studios, increase customer traffic in existing studios and manage expanding operations effectively.
     If we lose our key personnel, our business may be adversely affected.
     Our continued success depends upon our ability to attract and retain key personnel. During fiscal 2005, Our President, Chief Executive Officer and Chairman resigned as well as the Chief Financial Officer. The Company has since hired a new President and Chief Executive Officer R. David Alexander. Additionally, in fiscal 2006, the Company’s Senior Vice President, Interim Chief Financial Officer and Controller; Vice President, Tax; Vice President, Manufacturing Controller; and Vice President Financial Controller resigned from their positions with the Company. The Chief Financial Officer role is being performed by Bob Wren, Executive Vice President and General Counsel of the Company. The Controller, Tax and Financial Controller functions have been filled and the Manufacturing Controller’s responsibilities have been spread among other employees.
     Our business may be adversely affected if we cannot manage the growth of our operations or generate sufficient cash flow or obtain sufficient capital to fund future growth.
     It is essential to our relationship with Wal-Mart that we open new studios in all stores in which Wal-Mart wants us to do so. It could be difficult or impossible for us to keep pace with Wal-Mart’s rapid expansion plans. Our future growth will require us to manage our expanding domestic and international operations and to adapt our operational, manufacturing, financial and management systems to support those efforts while controlling costs. Our business expansion will continue to place significant demands on us to further develop our field managers and supervisors, and continue to retain, train, motivate and effectively manage our employees. Our failure to manage growth effectively and to adequately expand these systems in response to such growth could materially adversely affect us by limiting our ability to maintain or expand our current level of service to customers in our existing studios.

     We can give no assurances that we will be able to generate sufficient cash flow or obtain funding from external sources to support our future growth. Our failure to generate sufficient cash flow or obtain sufficient funding to support our future growth could materially adversely affect us.
     Our expansion into geographic areas we already serve could adversely affect our business.
     We have experienced reduced sales at existing studios when we have opened new studios in close proximity to existing studios. Success of our growth strategy will depend somewhat on our ability to minimize this effect. In addition, our license agreement with Wal-Mart prohibits us from opening a new non-Wal-Mart studio within a certain distance of any store where we operate a Wal-Mart portrait studio. This prohibition could negatively impact our non-Wal-Mart expansion plans.
     Our fourth quarter sales and income are disproportionately high and we are vulnerable to downturns in consumer holiday spending that can adversely affect our business.
     Our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth fiscal quarter, typically late October/early November through late January/early February, generally produces a large percentage of annual sales and operating income. The fourth quarters in fiscal 2005 and 2004 have accounted for approximately 33% of our annual sales and all of our annual operating income. Our operations can be adversely affected by inclement weather or other factors that reduce consumer holiday spending in our host stores, especially during the important fiscal fourth quarter.
     If our competitors initiate price-cutting or changes in package configurations or introduce new technology, we may experience lower sales or higher costs.
     The professional portrait photography industry is highly competitive. Evolving technology and business relationships may make it easier and less expensive for our competition to develop products or services similar to ours or to sell competing products or services in our markets.
     The companies in our industry compete on the basis of value, price, quality, access, service, package size, technology and convenience of retail distribution. The major professional portrait studio companies, including CPI Corporation and Olan Mills, operate permanent studios in retail chains and independent locations. To compete successfully, we must continue to remain competitive in areas of value, price, quality, access, service, package size, technology and convenience of distribution and we must do so on terms and prices compatible with the Wal-Mart philosophy.
     The evolution of digital portrait technology has introduced additional competition from companies which operate independent locations specializing in such portrait technology. We can give no assurance such technology, or companies specializing in such technology, will not take significant business from us, resulting in either lower sales or higher cost of operation for us.
     Furthermore, consumer products, particularly those that are value-priced, are subject to significant price competition. We can give no assurance that we will not be forced to engage in price-cutting initiatives to respond to competitive and consumer pressures. The failure of our sales volumes to grow sufficiently to improve overall sales and income as a result of a competitive price reduction could materially adversely affect us.
     Our international expansion may not be successful and may expose us to additional risks that could adversely affect our business.

     International operations in Canada and Mexico accounted for approximately 12.2% of sales during fiscal 2005. Germany and the U.K accounted for .6%. We expect international sales to increase in the future as we continue to grow in Canada and Mexico and potentially, as we expand operations in Europe (we currently only operate European studios in Germany and the U.K.). To the extent our international operations increase, we will become more vulnerable to risks involving the geographic distance of operations, differences in language or culture, changes in business regulations, taxation and currency fluctuations and political instability. Further, there is no proven market for portrait photography services in retail studio locations in Europe. Therefore, our in-store studio model may not perform well in Europe.
     We may not be able to keep pace with the evolution of technology and develop and invest in new technologies as required to compete effectively.
     The evolution of digital portrait technology, computer technology, manufacturing technology and information technology may make it difficult for us to continue using our current technologies and remain competitive. We must continue to invest in new technologies. There can be no assurance we can generate sufficient capital from operations or outside funding sources to invest in such evolving technologies. To the extent we do invest in such technology, there is no assurance our investment will lead to increased sales or profits. In addition, our ability to develop digital technology, e-commerce capabilities and other new information and distribution technologies may affect our position in the marketplace. As digital photography and processing systems improve and the costs associated with such systems declines, it may impair our ability to compete in the marketplace as we may no longer be able to produce our products at competitive prices.
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
     We are dependent upon the efficient operation of our portrait processing facilities to maintain our portrait quality and timeliness of delivery. These facilities are located in a single metropolitan area, Charlotte, North Carolina, and serve primarily all of our operations worldwide. Any disruption of our processing systems for any reason could adversely impact us.
Risks Related to Our Indebtedness
     Our substantial indebtedness could materially adversely affect our business and prevent us from fulfilling our debt obligations.
     We have outstanding a substantial amount of debt. As of January 29, 2006, this debt consisted of:
-	$50.0 million of 14% senior secured notes due 2009;

-	$20.0 million of letters of credit due 2009;

-	$10.0 million of senior secured revolving credit facility due 2009;

-	$165.0 million of 11.875 % senior notes due 2009;

-	$10.0 million of 13.75% senior subordinated notes due 2010;

-	$30.0 million of 16.5% senior subordinated discount notes and $22.3 million of additional principal outstanding from capitalized interest on such notes due 2010; and

-	$22.8 million of extended vendor payables due June 2006, unless we are able to negotiate a further extension of this obligation.
     We do not expect to generate sufficient cash flow from future operations to repay our indebtedness or to meet current debt obligations. We will need to restructure and/or refinance our debt to do so. We can give no assurance we will be able to restructure or refinance our debt on favorable terms or otherwise. Our ability to continue operations is largely dependent on continued forbearance from our creditors and our ability to compromise or otherwise restructure our debt obligations to levels that can be supported by our existing cash flows from operations. If we are unable to do so, the Company could be forced to seek bankruptcy protection or could be forced to sell assets on unfavorable terms in exchange for proceeds that would likely be insufficient to satisfy our obligations. (See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources”).
     We incurred approximately $38.8 million in net interest expense in fiscal 2005. As of January 29, 2006, approximately 10.5% of our debt bears interest at floating rates and if interest rates rise, our debt service obligation will rise as well. See “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” for more detail about our debt.
     The agreements governing our debt impose restrictions on our business.
     The agreements governing our various credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:
-	incur more debt;

-	make acquisitions or investments;

-	merge or consolidate with others;

-	dispose of assets or use asset sale proceeds;

-	create liens on our assets; and

-	pledge capital stock of any subsidiary that is held by PCA LLC, PCA Finance Corp. or any of their domestic subsidiaries.
     The breach of any of these covenants or restrictions could result in a default under the agreements governing our debt. Such a default would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, and the commitments of the senior lenders to make further extensions of credit under our new senior secured revolving credit facility and issue additional letters of credit under our new letters of credit facility could be terminated. If we are unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt.
Forward Looking Statements

     This Annual Report on Form 10-K includes “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “would,” “could,” and similar expressions identify forward-looking statements.
     All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in the professional portrait photography industry, and others are more specific to our operations. The occurrence of the events described, and the achievement of the expected results, depend on many factors, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.
     Factors that may cause actual results to differ from expected results include, among others
-	risks associated with substantial indebtedness, leverage, debt service, liquidity and the ability to obtain other sources of financing and/or restructure our debt;

-	risks associated with management’s ability to successfully design and implement a plan to improve results of operations;

-	risks associated with digital photographic technology;

-	risks associated with our ability to extend payment terms with our vendors;

-	risks associated with operating in countries outside the U.S.;

-	risks associated with our relationship with Wal-Mart, our principal business relationship;

-	performance of our new or existing studios and their future operating results;

-	risks of competition from companies including, but not limited to, those currently operating in other photography markets;

-	risks associated with the domestic professional portrait photography industry; and

-	other risks and uncertainties affecting Portrait Corporation of America, Inc. and its subsidiaries referred to in this Form 10-K (see Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.
All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-K. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the outcomes indicated or implied by forward-looking events discussed in this Annual Report on Form 10-K might not occur.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2. PROPERTIES
     We own three facilities and lease one facility in the Charlotte, North Carolina area. The primary facility serves as our corporate headquarters, main production facility and warehouse and is approximately 167,000 square feet. Another 60,000 square foot facility which houses a second film production and portrait processing facility, our technology group, our customer support center and administrative and sales offices. Adjacent to this facility we operate a 31,400 square foot distribution center.
     Additionally, we have a lease that began June 2003 and ends April 30, 2008, on a 39,800 square foot warehouse and distribution facility in Charlotte, North Carolina. On May 1, 2005 we added 20,112 square feet to this lease, bringing our total space in this facility to 59,912 square feet.
     We own or lease the equipment, furniture and fixtures in our permanent retail studios and stores as well as our traveling and institutional equipment. Our production facilities are subject to a lien under our new senior secured revolving credit facility and our new letters of credit facility. There are no other major encumbrances with regard to our manufacturing equipment or facilities.
     We operate in Wal-Mart under license agreements in the U.S. and Canada and under lease agreements in Mexico, Germany and the U.K. as discussed in “Item 1., Business—Licenses, Trademarks and Patents.” Our license and lease agreements provide that we are entitled to remove our equipment at the end of the license term. The license and lease agreements do not provide for a security interest in our equipment.
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
     Portrait Corporation of America, Inc.’s common stock is not traded on a stock exchange or other established public trading market. As of June 21, 2006, there were 2,294,352 outstanding shares of Portrait Corporation of America, Inc.’s common stock held of record by less than 100 holders.
     We did not pay any dividends in fiscal 2005 or 2004. Our debt arrangements prohibit or restrict the payment of dividends.
ITEM 6. SELECTED FINANCIAL DATA
     The selected historical consolidated financial data for the fiscal years in the five-year period ended January 29, 2006 set forth below under the captions “Statement of Operations Data,” “Cash Flow Data,” and “Balance Sheet Data” have been derived from PCA’s consolidated financial statements. The information presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to January 31, resulting in fiscal years of either 52 or 53 weeks. For example, fiscal 2005 ended on January 29, 2006 and contained 52 weeks.

	For the Fiscal Year
	2005	2004 (13)	2003 (13)	2002 (13)	2001 (1)(13)
	(in thousands)
Statement of Operations Data:
Sales (2)	$325,516	$323,553	$324,814	$296,616	$258,403
Costs of sales	268,747	258,396	245,028	219,551	192,362
Gross profit	56,769	65,157	79,786	77,065	66,041
General and administrative expenses (3)	51,471	47,669	45,610	41,300	37,652
Amortization of intangibles	—	—	—	192	1,971
Income from operations	5,298	17,488	34,176	35,573	26,418
Interest expense, net	38,760	32,459	30,706	28,610	29,681
Other expense (4)	—	—	—	2,776	15,026
Early extinguishment of debt (5)	980	—	—	4,569	—
Income tax provision (benefit) (6)	—	14,769	2,148	(14,817)	43
Income (loss) before cumulative effect of accounting change	(34,442)	(29,740)	1,322	14,435	(18,332)
Cumulative effect of accounting change (7)	—	—	—	—	(1,728)
Net income (loss)	$(34,442)	$(29,740)	$1,322	$14,435	$(20,060)

	For the Fiscal Year
	2005	2004 (13)	2003 (13)	2002 (13)	2001 (1)(13)
	(in thousands)
Cash Flow Data:
Purchases of property and equipment	$12,934	$21,382	$21,080	$17,046	$12,924
Depreciation and amortization	14,101	12,818	11,408	10,168	9,114
Net cash provided by (used in) operating activities	(10,549)	24,248	17,994	30,901	12,522
Net cash used in investing activities	(12,930)	(22,522)	(21,066)	(17,046)	(12,924)
Net cash provided by (used in) financing activities	16,223	8,713	6,031	(14,598)	(963)

Other Financial Data:
Ratio of earnings to fixed charges (8)	—	—	1.1	—	—
Same studio sales percentage increase (decrease) (9)	(4.0)%	(7.0)%	1.5%	5.2%	3.2%

	At End of Fiscal Year
	2005	2004 (13)	2003 (13)	2002 (13)	2001 (1)(13)
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$7,973	$15,178	$4,820	$2,515	$2,870
Working capital (deficit) (10)	(318,702)	(39,393)	(39,592)	(36,253)	(50,322)
Total assets	161,310	166,792	163,665	150,981	129,294
Total consolidated debt	274,955	245,862	229,937	217,247	217,961
Series A preferred stock	15,000	15,000	15,000	15,000	7,688
Consolidated shareholders’ deficiency	(204,820)	(171,041)	(141,144)	(142,793)	(179,177)

Studio/Store Data:
Number of permanent studios and stores:
Wal-Mart:
U.S. (11)	2,136	2,063	1,900	1,707	1,537
Canada, Mexico, Germany and U.K. (11)	368	340	301	256	210
Other (12)	1	13	39	38	30

Total	2,505	2,416	2,240	2,001	1,777

	For the Fiscal Year
	2005	2004	2003	2002	2001
Studio/Store Opening Data:
Number of new permanent studios and stores opened:
Wal-Mart:
U.S. (11)	157	163	193	170	156
Canada, Mexico, Germany and U.K. (11)	30	39	45	46	39
Wal-Mart and Other (12)	(98)	(26)	1	8	20

Total	89	176	239	224	215

Notes

(1)	fiscal year 2001 consisted of 53 weeks. (All other years presented consisted of 52 weeks.)

(2)	The following table sets forth our sales by channel:

	For the Fiscal Year
	2005	2004	2003	2002	2001
	(in thousands)
Wal-Mart	$315,165	$310,253	$309,398	$279,692	$247,404
Other	10,351	13,300	15,416	16,924	10,999

Total	$325,516	$323,553	$324,814	$296,616	$258,403

(3)	The amount for fiscal 2001 includes $0.8 million of expenses incurred to close our studios in Kmart stores, including severance, net of reimbursements received from Kmart for unamortized leasehold improvements.

(4)	Other expense in fiscal 2001 and 2002 represented the cumulative mark-to-market adjustment for the relevant fiscal year for the embedded derivative in our Series A redeemable convertible preferred stock in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended (see Note (7) below), which we adopted in fiscal 2001. On December 9, 2002, a special meeting of the shareholders of PCA was held and the shareholders approved modifications to the provisions of our Series A redeemable convertible preferred stock. Upon the filing of restated articles of incorporation on December 20, 2002, we modified the liquidation and redemption provisions of our Series A redeemable convertible preferred stock. As a result of these changes, we have determined the embedded derivative in our Series A redeemable convertible preferred stock no longer meets the requirements of bifurcation and separate accounting under the provisions of SFAS No. 133. See Notes (4) and (11) of our consolidated financial statements.

(5)	On July 15, 2005, PCA LLC and PCA Finance Corp., our wholly-owned subsidiaries, issued $50 million of senior secured notes due 2009. The proceeds from the notes were used to fully repay PCA LLC’s prior senior secured credit facility of $32.5 million. As a result, the Company recognized a charge of $.98 million for early extinguishment of debt equal to the unamortized deferred financing costs and administrative fees on this debt. On June 27, 2002, PCA LLC and PCA Finance Corp. issued $165.0 million in senior notes due 2009. Also on June 27, 2002, PCA LLC entered into our prior senior secured credit facility, PCA LLC issued $10.0 million of senior subordinated notes, and we issued $30.0 million of senior subordinated discount notes. The net proceeds from the issuance of the senior notes, together with borrowings under our prior senior secured credit facility and the proceeds from the sale of the senior subordinated notes and the senior subordinated discount notes, were used to repay our other previously outstanding senior secured credit facility, our previously outstanding senior subordinated term loans, and related interest and fees. As a result of these extinguishments, we realized a loss on the early extinguishment of debt in fiscal 2002 of $4.6 million. This loss was comprised of $10.2 million for the write-off of deferred financing costs less $5.6 million for the write-off of accrued effective interest on retired increasing rate debt.

(6)	For fiscal 2004 and 2001, a valuation allowance was provided against deferred tax assets since we concluded it was more likely than not that such deferred tax assets would not ultimately be realized. For fiscal 2002, we concluded it was more likely than not that we would be able to utilize substantially all of the existing deferred tax assets. Therefore, substantially all of the valuation allowance in fiscal 2001 was reversed in fiscal 2002. This change in the valuation allowance generated a tax benefit and additional net income of $18.6 million in fiscal 2002 which were subsequently reversed as a charge in fiscal 2004. See Note (8) of our consolidated financial statements.

(7)	Effective for fiscal 2001, we adopted SFAS No. 133. Our Series A preferred stock contained an embedded derivative under SFAS No. 133 which required bifurcation and separate accounting. As a result, PCA recorded a cumulative effect of accounting change under SFAS No. 133 of $(1.7) million for fiscal 2001. In addition, we recorded $(15.0) million in fiscal 2001 of other expense as we marked the embedded derivative to market in accordance with SFAS No. 133. See Note (4) above.

(8)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of net interest expense and amortization of deferred financing costs. For fiscal 2003, earnings were sufficient to cover fixed charges by $3.5 million. However, for fiscal 2005, 2004, 2002, and 2001, earnings were insufficient to cover fixed charges by $34.4 million, $15.0 million, $0.4 million, and $18.3 million, respectively.

(9)	We consider a studio to be in our same studio sales calculation once it has been open for fifty-two weeks (i.e., in its fifty-third week). Same studio sales represent only Wal-Mart studios, both domestically and internationally.

(10)	Current assets minus current liabilities.

(11)	Includes 7 Fun Factory Stores in the U.S. and 5 in Canada of which 6 were opened in the U.S. in fiscal 2005 and 5 in Canada.

(12)	In fiscal 2005, 85 permanent studios in Wal-Mart were closed including 83 in the U.S., and 1 each in Canada and Europe. Additionally, 11 Military and 1 Go Portraits studios were closed. We also sold 1 Hometown Threads store.

(13)	The selected financial data has been restated to give effect to the matters discussed in Note 17 to the consolidated financial statements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the consolidated financial condition and results of operations of Portrait Corporation of America, Inc. and subsidiaries should be read in conjunction with the historical financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended January 29, 2006. See “Item 8. Financial Statements and Supplementary Data.” The following discussion gives effect to the restatement discussed in Note 17 to the consolidated financial statements.
     The following discussion contains forward-looking statements that involve risks and uncertainties. Actual events or results could differ materially from those anticipated events or results due to various factors, including, but not limited to, the risks set forth in “Item 1A., Risk Factors” in this Annual Report on Form 10-K.
Description of the Company
     We are a leading professional photography business primarily serving the needs of the Wal-Mart customer and are currently the sole operator of portrait studios in Wal-Mart stores. Consistent with Wal-Mart’s every day low price strategy, we offer our customers convenient, high quality photography services at substantially lower price points than are offered by our principal industry competitors. As of January 29, 2006, we operated 2,492 permanent studios and modular traveling studios reaching approximately 1,000 additional locations. Of these permanent studios, 2,129 are in Wal-Mart stores in the U.S., 241 are in Wal-Mart Canada, 96 are in Wal-Mart Mexico, and 26 are in Wal-Mart locations in Germany and the U.K. In addition, we operate two non-portrait photography related concepts in Wal-Mart stores in the U.S.: Hometown Threads®, a franchisor of retail stores specializing in embroidery services and the personalization of gifts, and Fun Factory, a retail store specializing in making stuffed animals, selling accessories for these stuffed animals, and hosting birthday parties. As of the end of fiscal 2005, we had 47 franchised Hometown Threads® locations, 40 of which were in Wal-Mart stores. We also operated 12 Fun Factory locations. Under the trade name PCA International, we operated one GoPortraits all digital portrait studio and an institutional channel servicing primarily church congregations.

Selected Performance Metrics
     The following table presents financial and operating data used by our management to assess performance and direct strategic initiatives to improve our performance.

	Fiscal Year (1)
	2005	2004	2003
	(dollar amounts in millions)
Financial and Operating Data:
Sales	$325.5	$323.6	$324.8
Gross profit	56.8	65.2	79.8
Income from operations	5.3	17.5	34.2
Income (loss) before taxes	(34.4)	(15.0)	3.5
Net income (loss) (2)	(34.4)	(29.7)	1.3

Permanent studios/stores at end of year	2,505	2,416	2,240
Change in permanent studios/stores (3)	89	176	239
Customers served (in millions)	6.7	7.3	7.3

Change over Prior Year:
Sales	.6%	(0.4)%	9.5%
Gross profit	(12.9)%	(18.3)%	3.5%
Income from operations	(69.7)%	(48.8)%	(3.9)%
Income (loss) before taxes	(130.0)%	(531.4)%	1,008.4%
Net income (loss) (2)	(15.8)%	(2,349.6)%	(90.8)%

Permanent studios/stores	3.7%	7.9%	11.9%
New permanent studios/stores (3)	(49.4)%	(26.4)%	6.7%
Customers served	(8.2)%	0.4%	9.2%
Same studio sales percentage increase (decrease) (4)	(4.0)%	(7.0)%	1.5%

(1)	Our fiscal years 2005, 2004, and 2003 ended on January 29, 2006, January 30, 2005, and February 1, 2004, respectively. Each fiscal year presented consisted of 52 weeks.

(2)	For fiscal 2005 and 2004, a valuation allowance was provided against deferred tax assets since we concluded it was more likely than not that such deferred tax assets would not ultimately be realized. See Note (8) of our consolidated financial statements.

(3)	In fiscal 2005, we opened 176 new permanent studios and 11 Fun Factory store in Wal-Mart stores worldwide. However, we closed 85 Wal-Mart permanent studios, 11 Military and 1 Go Portrait studios and sold 1 Hometown Threads store.

(4)	We consider a studio to be in our same studio sales calculation once it has been open for fifty-two weeks (i.e., in its fifty-third week). Same studio sales represent Wal-Mart studios, both domestically and internationally, as such calculation is not significant for our non-Wal-Mart business.

Executive Summary
Financial Results
     Our year over year consolidated sales increased from $323.6 million in fiscal 2004 to $325.5 million in fiscal 2005. Customer’s average revenue per transaction increased which offset lower customer traffic and declining same studio performance. Our year over year same studio sales in our Wal-Mart permanent studios declined 4.0% in fiscal 2005, compared to a decrease of 7.0% in fiscal 2004 and an increase of 1.5% in fiscal 2003. At the same time, we were successful in increasing the average transaction size per customer by 9.9% in fiscal 2005 versus fiscal 2004.
     Our costs of goods; which includes manufacturing costs, film, portrait freight, materials distribution, and other products, improved over fiscal 2004, by $.7 million or 1.3% but these benefits were offset by increased year over year selling and general and administrative expenses of $11.1 million and $3.8 million respectively. As a result, operating income decreased in fiscal 2005 versus fiscal 2004 by $12.2 million. Management has adopted plans to improve same store sales and customer traffic through the studios and is evaluating costs in all support areas.
Management’s Plan
     To address the negative same studio sales in our Wal-Mart permanent studios, maintain increased customer order size, increase customer traffic, and reduce operating costs management has implemented several initiatives. Examples of these are:
–	reorganizing field operations management to put an emphasis on training and retaining studio personnel;

–	placing a renewed emphasis on photographer certification;

–	instituting a new bonus program for our field associates and a new PCA Partner program to recognize superior performance;

–	launching new marketing initiatives, including selected coordinated marketing efforts with Wal-Mart, increased customer direct mailing programs and participation in a Wal-Mart advertising circular;

–	changing our studio hours to better serve our customers’ demand (this change was based on a detailed study of our sales by hour);

–	re-configuring backend packages, based on customer feedback, to increase their value and provide more order flexibility to our customers;

–	increasing our average front end collection rates on custom ordered portraits which increase final collection rates;

–	looking at our business more qualitatively using focus groups, customer surveys, market testing, among other tools to insure we understand our customers’ needs and address those needs;

–	more controlled and focused growth with Wal-Mart — working closely with Wal-Mart in fiscal 2005, we opened 176 permanent studios but closed 85.

–	disciplined expansion internationally — we believe Canada and Mexico provide an attractive platform for international growth and we are assessing the viability of our European operations;

–	disciplined expansion into non-portrait photography related concepts — with the opening of 12 Fun Factory locations in Wal-Mart, we have the opportunity to expand our presence in Wal-Mart stores with this child-centered, value-priced concept;

–	critically evaluating all our operations, support and administrative functions, for cost saving opportunities; and

–	evaluating all business channels for strategic importance and profit contribution and ceasing to operate non-contributing channels.
Our Key Suppliers
     Effective January 1, 2006, the Company agreed to purchase 100% of its North American requirements for color negative film from Kodak during the period beginning January 1, 2006 and ending June 30, 2007, except that the Company may purchase up to 1% of its North American requirements for film from other vendors for testing and evaluation. Effective December 8, 2005, the Company has agreed to purchase 100% of its North American requirements for photographic paper and chemicals from Fuji during the period beginning January 1, 2006 and ending June 30, 2007. Both agreements have payment terms of cash-in-advance and have provisions requiring annual minimum purchase quantities.
Going Concern Paragraph in Auditors Report
     Our independent registered public accounting firm, Eisner, LLP, issued their report dated May 26, 2006, in connection with their audit of the Company’s consolidated financial statements for the fiscal year ended January 29, 2006 which expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 2 to the financial statements, the Company at January 29, 2006 had a working capital deficiency and a capital deficiency, and has incurred a substantial net loss for the year ended January 29, 2006. The Company anticipates that such conditions will continue in 2006. In addition, as discussed in Note 2, the Company is in default of certain obligations which were due on June 15, 2006 and does not have sufficient liquidity to meet these obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
     Consequently, we are in default of our covenants under our Senior Notes and Senior Secured Notes. We have received waivers of this covenant and with the filing of this report on Form 10-K, we have cured this default. However, see discussion below under “Reclassification of Long Term Debt to Current Liabilities”, and further discussion in “—Liquidity and Capital Resources—Liquidity” located herein.
Late Filing of Form 10-K, Form 10-Q and Form 8-K
     Our Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005 was delayed due to the uncertainty associated with the financial statements of our Mexican subsidiary Our Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 30, 2005 was delayed due to turnover in the Company’s financial staff. This Annual Report on Form 10-K for our fiscal year ended January 29, 2006 was delayed due to a turnover in the Company’s financial staff. Additionally, we failed to timely file Forms 8-K relating to: the hiring of David Alexander as Chairman and CEO; a personal services agreement with John Klein, one of our directors and a principal of Jupiter Partners, our majority shareholder; and our new 5 year agreement with Wal-Mart Canada. These failures to timely file reports with the U.S. Securities and Exchange Commission (“SEC”) violate the covenants contained in the indenture agreements for the Company’s Senior Notes and Senior Secured Notes. We had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or the Senior Secured Notes or the holders of 25% of the principal amount of the Senior Notes to cure the defaults. Notice was received with respect to the filing of the Company’s Form 10-Q for the period ended October 30, 2005. Such defaults relating to the filing of the Company’s Form 10-Qs and Form 8-K filings discussed above were cured.
     This Annual Report on Form 10-K for our fiscal year ended January 29, 2006 was delayed due to a turnover in the Company’s financial staff. We have received a 60 day notice relating to this timely filing default, discussed above. Additionally, we were in default of covenants contained in our Senior Notes and Senior Secured Notes requiring the delivery of our audited financial statements within 90 days after the end of the fiscal year, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. On June 16, 2006, the Company entered into the Third Amendment to Credit Agreement, Waiver, Consent and Forbearance Agreement with its Senior Lender. This agreement provides, among other things, that the Senior Lender waives certain requirements to deliver audited financial statements or that such statements will not contain “going concern” language. The Senior Lender has also agreed to forebear any action with regard to certain defaults under its credit agreements for a specified length of time.
     With the filing of this Annual Report on Form 10-K for the fiscal year ended January 29, 2006, we will cure the defaults to file timely reports with the SEC under the indenture agreement for the Senior Notes and the Senior Secured Notes.
     Reclassification of Long Term Debt to Current Liabilities As of January 29, 2006 the Company had approximately $274.9 million aggregate principal amount of indebtedness outstanding. As noted above, the Company was not in compliance with the terms of certain covenants under various loan agreements. The Company has received temporary waivers from its debt holders, but there can be no assurance that the Company will comply with these covenants or the noteholders will extend the waivers for an additional period. As a result, substantially all the debt has been classified as a current liability.
     Our ability to continue operations is largely dependent on continued forbearance from our creditors and our ability to compromise or otherwise restructure our debt obligations to levels that can be supported by our existing cash flows from operations. If we are unable to do so, the Company could be forced to seek bankruptcy protection or could be forced to sell assets on unfavorable terms in exchange for proceeds that would likely be insufficient to satisfy our obligations. (See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources”).
Financing Transactions
     On July 15, 2005, we issued $50.0 million aggregate principal amount of senior secured notes due 2009 and simultaneously entered into a new four-year $10.0 million senior secured revolving credit facility and a new four-year $20.0 million letters of credit facility. The new letters of credit facility and the new senior secured revolving credit facility are contained in our new credit agreement. We used $32.5 million of the net proceeds of the senior secured notes offering to fully repay our prior senior secured credit facility, $9.8 million was used to satisfy our interest payment due on August 1, 2005 relating to our obligations under our Senior Notes, $3.9 million was used to pay fees and expenses related to the issuance of our Senior Secured Notes and the remaining $3.8 million was used for working capital. As of June 12, 2006 we have no availability under our revolver and $5.7 million on our letters of credit.

Non-Portrait Photography-Related Specialty Retail Concepts
     During fiscal 2005, we operated non-portrait photography related specialty retail concepts in U.S. and Canadian Wal-Mart stores. We are the franchisor of Hometown Threads®, a retail store specializing in embroidery services and the personalization of gifts. As of January 29, 2006, we franchised 47 locations of Hometown Threads. In fiscal 2005, we opened 11 Fun Factory Stores in Wal-Mart, 6 in the U.S. and 5 in Canada. This was in addition to the one store we opened in 2004. Fun Factory is a retail store specializing in making stuffed animals, selling clothing accessories for these stuffed animals and hosting birthday parties. One of these stores is the Creation Station test concept, which incorporates a portrait studio, Hometown Threads and Fun Factory in one location.
Sales and Expenses
     Our sales are derived from the sale of portrait photography and ancillary portrait photography products. In fiscal 2005, 96.8% of our total sales were generated in Wal-Mart portrait studios. All such sales are recognized at the time of delivery to the customers. We collect approximately 65% of a customer’s order at the time of photography and the remaining balance is due at the time of delivery. Our policy is to collect, at a minimum, the full price of our advertised special, 50% of the price of the customer’s custom portrait order, 100% of the price of canvas and 16x20 portraits and 100% of the price of all other ancillary items purchased. Because of the retail nature of our services, our business is highly seasonal. The holiday season accounts for a high percentage of our sales and operating income, and our fourth quarter (typically late October/early November through late January/early February) generally produces a large percentage of annual sales and operating income. The fourth quarter in fiscal 2005 and 2004 accounted for approximately 34% and 33% of our annual sales and approximately 256% and 101% of our annual operating income, respectively. We believe such seasonal trends will continue for the foreseeable future. Our operations can be adversely affected by inclement weather, especially during the important fourth quarter.
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

Statement of Operations – By Percentage of Sales
     The following table presents certain consolidated statement of operations information stated as a percentage of total sales. Certain columns may not add due to rounding.

	Fiscal Year
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales	82.5	79.9	75.4

Gross profit	17.5	20.1	24.6
General and administrative	15.8	14.7	14.0
Income from operations	1.7	5.4	10.5
Interest expense, net	(11.9)	(10.0)	(9.5)
Early extinguishment of debt	(.3)%	—	—

Income (loss) before income taxes	(10.6)%	(4.6)	1.1
Income tax (provision) benefit	—	(4.6)	(0.7)

Net income (loss)	(10.6)%	(9.2)%	0.4%

Results of Operations
2005 Fiscal Year Compared With 2004 Fiscal Year.
     Sales for fiscal 2005 increased 0.6%, or $1.9 million, to $325.5 million from $323.6 million in fiscal 2004. The increase in total sales was a result of the following:

Amount
Attributable to	(in millions)
4.0% decrease in same studio sales in Wal-Mart permanent portrait studios	$(11.6)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	19.6
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(4.6)

Total increase attributable to our Wal-Mart portrait photography business	3.4
Decrease in other retail businesses	(0.4)
Decrease in sales in institutional segment as a result of a decrease in photography sessions in churches	(1.1)

Total increase in sales	$1.9

     Gross profit for fiscal 2005 decreased by $8.4 million to $56.8 million from $65.2 million in fiscal 2004. Gross profit as a percentage of sales was 17.5% in fiscal 2005 versus 20.1% in fiscal 2004. The decline in gross profit as a percentage of sales was principally attributable to the following:

Attributable to	%
Decline in same studio sales, more studios and less customer traffic resulted in an increase in retail photography labor, license fees, commissions, general studio costs, manufacturing and other product costs as a percentage of sales.	(3.1)%
Decrease in marketing & travel spending	0.7
Increase in depreciation expense due to studio expansion and supplies freight	(0.6)
Other	0.4

Total decrease in gross profit percentage	(2.6)%

     Increased labor costs, license fees, commissions and general studio costs are a direct function of increased studio openings. As we open new studios, our costs increase but our revenue per studio has been decreasing. Consequently, our operating costs increase. We can give no assurance that as Wal-Mart expands, our customer base will expand proportionately. In fiscal 2005, we reduced our costs associated with marketing and travel.

     General and administrative expenses for fiscal 2005 increased 8.0%, or $3.8 million, to $51.5 million from $47.7 million in fiscal 2004. General and administrative expenses as a percentage of sales were 15.8% and 14.7% for fiscal 2005 and 2004, respectively. The increase in total general and administrative expenses was a result of the following:

Amount
Attributable to	(in millions)
Increase in labor costs due to increase in studio openings and changes in customer service.	$3.4
Decrease in legal, professional, meetings and seminars primarily as a result of cancellation of the Company’s annual sales meeting.	(0.8)
Increase in travel, business development and recruiting expenses.	1.0
Other	0.2

Total increase in general and administrative expenses	$3.8

     Income from operations for fiscal 2005 decreased 69.7% to $5.3 million from $17.5 million in fiscal 2004. Income from operations as a percentage of sales decreased to 1.6% in fiscal 2005 from 5.4% in fiscal 2004. This decrease reflects the net effect of changes in gross profit and general and administrative expenses as described above.
     Interest expense for fiscal 2005 increased 19.5%, or $6.3 million, to $38.8 million from $32.5 million in fiscal 2004 as a result of the following:

Amount
Attributable to	(in millions)
Increase from senior subordinated discount notes issued in June 2002	$1.2
Increase from supplier provided financing	0.7
Increase from new senior secured notes issued July 2005	3.9
Increase in LC fees and underwriting fees	.8
Other	(0.3)

Total increase in interest expense	$6.3

     The weighted average interest rate on our outstanding debt was 12.8% in fiscal 2005 as compared to 12.0% in fiscal 2004.
     In fiscal 2005, 2004 and prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because we determined it was more likely than not that such assets would not ultimately be realized. At the end of fiscal 2005, we had federal net operating loss carry-forwards of approximately $57 million expiring in various amounts from 2010 through 2026. Additionally, we had minimum tax credit carry-forwards with indefinite expiration of approximately $1 million.
     Net loss was $34.4 million in fiscal 2005 compared to net loss of $29.7 million in fiscal 2004. The change in net loss is a result of the net effect of changes in operating income and interest expense described above.
2004 Fiscal Year Compared With 2003 Fiscal Year.

     Sales for fiscal 2004 decreased 0.4%, or $1.2 million, to $323.6 million from $324.8 million in fiscal 2003. The decrease in total sales was a result of the following:

Amount
Attributable to	(in millions)
7.0% decrease in same studio sales in Wal-Mart permanent portrait studios	$(20.2)
Wal-Mart permanent portrait studios not yet included in the same studio sales base	24.9
Decrease in sales in our Wal-Mart traveling locations due to fewer locations visited	(4.3)

Total increase attributable to our Wal-Mart portrait photography business	0.4
Increase in other retail businesses	0.4
Decrease in sales in institutional segment as a result of a decrease in photography sessions in churches	(2.0)

Total decrease in sales	$(1.2)

     Gross profit for fiscal 2004 decreased 18.3% to $65.2 million from $79.8 million in fiscal 2003. Gross profit as a percentage of sales was 20.1% and 24.6% in fiscal 2004 and fiscal 2003, respectively. The decline in gross profit as a percentage of sales was principally attributable to the following:

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
     Our income tax provision was $14.8 million in fiscal 2004 compared to $2.1 million in fiscal 2003. In fiscal 2004 and prior to fiscal 2002, a valuation allowance was provided against deferred tax assets because we determined it was more likely than not that such assets would not ultimately be realized. In fiscal 2002, we determined it was more likely than not that substantially all of such assets would be realized. At the end of fiscal 2004, we had federal net operating loss carry-forwards of approximately $33 million expiring in various amounts from 2010 through 2025. Additionally, we had minimum tax credit carry-forwards with indefinite expiration of approximately $1 million.

     Net loss was $29.7 million in fiscal 2004 compared to net income of $1.3 million in fiscal 2003. The change in net income (loss) is a result of the net effect of changes in operating income, interest expense, and income taxes described above.
Liquidity and Capital Resources
     Liquidity. We have experienced a significant decline in results of operations and the corresponding cash flows in fiscal 2005. Our ongoing negative results of operations, cash needs to satisfy the outstanding payment to AgfaPhoto USA of $20.7 million due June 15, 2006, described below, and other debt obligations (including long-term debt obligations and trade payables), raise substantial doubt about our ability to continue as a going concern.
     Our principal sources of liquidity are cash from operations, borrowings under our $10.0 million senior secured revolving credit facility and supported by our $20.0 million letters of credit facility. Our principal uses of cash are interest payments on our debt, capital expenditures and seasonal working capital. During fiscal 2005, we used $12.9 million in cash on purchases of property and equipment compared to $21.4 million used during fiscal 2004. Our working capital deficit increased to $318.7 million as of January 29, 2006 from $39.4 million as of January 30, 2005. In addition, we had past due trade accounts payable, other than those owed to AgfaPhoto USA, of $6.8 million and $7.8 million as of January 29, 2006 and January 30, 2005, respectively. These trade accounts payable averaged approximately 28 days and 30 days past due as of January 29, 2006 and January 30, 2005, respectively. As of June 12, 2006 we have no availability under our revolver and $5.7 million on our letters of credit.
     The Company’s total indebtedness to AgfaPhoto is approximately $22.8 million. Approximately $2.1 million is on open account and is currently due and payable. Approximately $20.7 million is subject to a letter agreement dated June 15, 2005 in which AgfaPhoto agreed, under certain conditions, to defer any collection action until June 15, 2006. Further, AgfaPhoto has agreed to subordination terms with respect to other debt of the Company that effectively limits AgfaPhoto’s ability to collect any of the $22.8 million as a secured creditor. On June 15, 2006 the Company’s standstill agreement with AgfaPhoto USA ended. In that agreement, AgfaPhoto USA agreed that it would not take any action to collect certain amounts owed by us for photographic paper, film and chemicals purchased from AgfaPhoto USA . The Company has asked AgfaPhoto USA to extend this agreement to September 30, 2006. While AgfaPhoto USA has stated that it would request such an extension from the bankruptcy trustee of its parent company in Germany, there can be no assurance that such an extension will be given. Also, to date, AgfaPhoto USA has been working with the Company to negotiate a settlement for amounts owed to them, but there can be no assurance that AgfaPhoto USA will not institute legal action to collect such amounts.
     On June 15, 2006, the Company did not make an interest payment in the amount of $687,500 due on its 13 3/4% Senior Subordinated Notes Due 2010 (the “Notes”). The 30-day grace period for payment of such interest expired on June 14, 2006. As a result, an event of default occurred with respect to the Notes, which default also causes a cross-default under the Company’s credit agreement with its senior lender. The Company is currently in discussions with the holders of the Notes and its senior lender regarding obtaining a forbearance or similar agreement with respect to this interest payment. In the event that an agreement is not reached with the holders of the Notes and the Company’s senior lender, such holders or senior lender will have the right to submit a notice to the Company declaring all principal and interest and other amounts due in respect of the Notes immediately due and payable. While the Company is hopeful that such discussions will be resolved favorably, no assurances can be given that any such agreement will be reached.
     The Company’s ability to meet its contractual obligation to AgfaPhoto in the future, as well as its other debt, interest and trade payables obligations, is dependent upon its ability to achieve the following objectives, or some combination thereof: (a) improve operating performance based on the initiatives discussed previously under “ Executive Summary — Management’s Plan”, (b) amend its deferred payment agreement with AgfaPhoto on terms favorable to the Company, (c) seek additional funds from external sources or restructure its existing debt obligations, and/or (d) continue, where possible, to extend vendor payables beyond usual payment terms. While management believes the Company’s operating performance will improve, there can be no assurance that the Company will be successful in implementing any of these initiatives.
     Our initiatives to improve results from operations and reduce expenses will be critical to our ability to generate sufficient cash to support our operations for the twelve months beyond January 29, 2006.
     The adverse business conditions the Company has experienced, coupled with various defaults under our debt obligations, the expiration on June 15, 2006 of Agfa’s agreement to forbear from taking action to collect amounts owing from the Company, as well as the practical limitations on our further access to capital in light of these factors and our current financial condition, potentially threaten our viability as a going concern. Our ability to continue operations is largely dependent on continued forbearance from our creditors and our ability to compromise or otherwise restructure our debt obligations to levels that can be supported by our existing cash flows from operations. If we are unable to do so, the Company could be forced to seek bankruptcy protection or could be forced to sell assets on unfavorable terms in exchange for proceeds that would likely be insufficient to satisfy our obligations.
     The Company is undertaking several measures to address these issues. With respect to operations, management has implemented the initiatives described under “Management’s Plan” above. With respect to its debt obligations, as disclosed in more detail in the Company’s current report on Form 8-K filed June 21, 2006 (the “June 21 Form 8-K”), the Company has executed an additional amendment, waiver, consent and forbearance agreement with the lenders under its senior credit facility that, under the terms provided therein, provide forbearance with respect to (1) any cross-defaults arising from the Company’s failure to timely deliver audited financial statements for fiscal 2005, (2) the failure of such financial statements to be free of any “going concern” qualification, (3) the Company’s failure as of June 15, 2006 to make an interest payment of $687,500 due on the Notes within the applicable 30-day grace period for making such payment, and (4) the expiration on June 15, 2006 of Agfa’s agreement to forbear from exercising its rights and remedies to collect amounts owing from the Company. As further described above and in the June 21, 2006 Form 8-K, the Company is in discussions with both Agfa and the holders of the Notes regarding extensions or additional accommodations regarding these respective obligations. The senior lenders’ agreement to forbear lasts until the earlier of July 31, 2006 or any such earlier time as Agfa or the holders of the Notes cease their forbearance, demand forbearance on terms unacceptable to the agent for the senior lenders, or another default or event of default occurs under the senior credit obligations.
     In addition, as described in the June 21, 2006 Form 8-K, the Company is engaged in discussions regarding a potential financial restructuring with representatives of certain holders of its Senior Notes, and both the Company and (at the Company’s expense) representatives of holders of the Senior Notes have engaged financial advisers and legal counsel to assist them in evaluating the Company’s financial alternatives.
     Although the Company believes and is hopeful that such a restructuring can be achieved on terms that will reduce the Company’s debt load to more manageable levels and permit it to continue operations, such a restructuring will require the consent, concurrence and cooperation of a substantial majority in interest of the Company’s creditors and Jupiter Partners, its majority shareholder. In addition, the achievement of such a restructuring will require continued forbearance by those of the Company’s lenders who do, or may acquire, rights to accelerate their credit obligations as the result of any existing or future uncured or unwaived defaults.
     For these reasons, among others, our independent registered public accounting firm has, in their report dated May 26, 2006 on our Consolidated Financial Statements for and as of January 29, 2006 expressed a substantial doubt about the Company’s ability to continue as a going concern, and in addition, substantially all of our debt has been reclassified as a current liability. See “ —Executive Summary — Going Concern with Respect to Operating Subsidiary” and “ — Reclassification of Long Term Debt to Current Liabilities.”
     Seasonality. Due to the seasonality of our operations, cash is generally consumed during the first three quarters and generated during the fourth quarter. During the Christmas season, which falls in our fourth quarter, families emphasize the need for portraits as gifts and/or inclusions in holiday cards, making it our busiest quarter of the fiscal year.
     Purchases of Property and Equipment. Purchases of property and equipment were $12.9 million in fiscal 2005, $21.4 million in fiscal 2004, and $21.1 million in fiscal 2003. Purchases of property and equipment were principally for equipment and leasehold improvements in new permanent studios, as well as for expenditures for the upgrade of certain processing equipment in our two laboratory and processing facilities, and new computing equipment in our corporate office. Purchases of property and equipment were financed from operations in addition to borrowings under our credit facilities. The most significant purchases of property and equipment contemplated over the next five years will be for new studio openings. We expect to incur approximately $8 million in purchases of property and equipment in fiscal 2006 and anticipate these purchases will be funded by operating cash flow and borrowings under our senior secured revolving credit facility, if needed. Our ability to fund these capital expenditures will be dependent on a successful turnaround of our business and/or our ability to restructure our debt.

     Net Cash Used in/Provided by Operating Activities. Net cash used in operating activities was $10.5 million, in fiscal 2005 while net cash was provided by operating activities of $24.2 million, and $18.0 million in fiscal 2004, and 2003, respectively. The decrease in cash provided by operating activities of $ 34.8 million in fiscal 2005 was due to the following:

Amount
Changes Attributable to	(in millions)
Net loss	$(4.7)
Trade accounts payable	(18.0)
Deferred income taxes	(13.4)
Other current accrued liabilities	(2.2)
Other non-current accrued liabilities	1.1
Inventories	(1.7)
Accrued interest	1.3
Prepaid expenses and other assets	(1.6)
Depreciation and amortization	1.7
Early extinguishment of debt	1.0
Paid-in-kind interest	1.1

Other	0.6

Total decrease in cash provided by operating activities	$(34.8)

     The increase in cash provided by operating activities of $6.3 million in fiscal 2004 was due to the following:

Amount
Changes Attributable to	(in millions)
Net loss	$(31.1)
Trade accounts payable	15.4
Deferred income taxes	11.6
Other current accrued liabilities	3.6
Other non-current accrued liabilities	(2.7)
Inventories	2.5
Accrued interest	2.1
Prepaid expenses and other assets	1.5
Depreciation and amortization	1.4
Loss on disposal	0.6
Paid-in-kind interest	1.0
Accounts receivable	0.6
Other	(0.2)

Total increase in cash provided by operating activities	$6.3

     Net Cash Used in Investing Activities. Net cash used in investing activities was $12.9 million in fiscal 2005, $22.5 million in fiscal 2004, and $21.1 million in fiscal 2003. Net cash used in investing activities decreased $9.6 million in fiscal 2005 compared to fiscal 2004. The primary reason for this decrease was the reduced number of Wal-Mart permanent studio openings in 2005 versus 2004.
     Net Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was $16.2 million in fiscal 2005 and $8.7 million in fiscal 2004. Net cash provided by financing activities was $6.0 million in fiscal 2003. The increase in net cash provided in fiscal 2005 was primarily the result of borrowings under our new senior secured notes and revolving credit facility. Our net cash provided increase in fiscal 2004 and 2003 was primarily the result of borrowings under our prior senior secured credit facility.
     Interest Rate Exposure. Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. In addition, a 100 basis point change in the interest rate on our average outstanding $10 million revolving line of credit and $20 million letters of credit would have had an impact on our (loss) before taxes for fiscal 2005 of less than $300 thousand.
Contractual Obligations and Commercial Commitments
     The table below summarizes the material contractual cash obligations and other commercial commitments of Portrait Corporation of America, Inc. and its subsidiaries as of January 29, 2006. In addition to the commitments reflected in the table below, we have several other commitments that are not quantifiable at present. We have contracts with Fuji and Kodak to purchase substantially all of our photographic film, paper and processing chemistry. The contracts specify minimum purchase quantities of product which management believes will be exceeded through normal business usage. We also have license and lease agreements with each of our retail hosts, which require us to pay them a percentage of our sales on a monthly basis. In addition, we participate in large deductible workers’ compensation and general insurance plans and we have established reserves for claims under these plans that have been reported but not paid and have been incurred but not reported. As of January 29, 2006, $4.2 million represented the estimated long-term portion of the reserves for these claims. These reserves have been excluded from the table below, as we are uncertain as to the timing of when cash payments may be required.

     The table below includes debt reclassified as current liabilities in our Consolidated Balance Sheet as of January 29, 2006, and its repayment by period “as if” reclassification had not occurred

	Repayment by Period
					More
		Less than	2-3 years	4-5 years	Than 5
		1 year	(fiscal	(fiscal	years
		(fiscal	2007 &	2009 &	(beyond
	Total	2006)	2008)	2010	fiscal 2010
	(in millions)
Short-term debt obligations:
Senior secured notes due 2009	$50.0	$0.0	$0.0	$50.0	$0.00
Interest payments on senior secured notes due 2009.	23.9	7.0	14.0	2.9	0.0
Senior notes due 2009	165.0	—	—	165.0	0.0
Interest payments on senior notes due 2009	78.4	19.6	39.2	19.6	—
Senior subordinated notes	10.0		—	10.0
Interest payments on senior subordinated notes	6.3	1.4	2.8	2.1	—
Senior subordinated discount notes (original principal amount)	30.0		—	30.0
Paid-in-kind interest capitalized on senior subordinated discount notes	36.3		—	36.3

Total short-term debt obligations	399.9	28.0	56.0	315.9	0.0

Other obligations:
Operating lease obligations	1.5	0.9	0.6	0.0	0.0
Sub-lease guarantee obligations	2.1	0.6	1.1	0.4	0.0
Series A preferred stock	15.0	—	—	—	15.0
Minimum film, paper and chemical purchases	15.2	12.1	3.1	—	—

Total other obligations	33.8	13.6	4.8	.4	15.0

Total contractual cash obligations	$433.7	$41.6	$60.8	$316.3	15.0

Off Balance Sheet Arrangements
     We have no off balance sheet arrangements other than the operating leases described in Note 10 of the consolidated financial statements included in this report.
Critical Accounting Policies
     In preparing the financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates and those estimates can change from period to period. For any given individual estimate or assumption made by us, there may be other estimates or assumptions that are reasonable; however, we believe that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material effect on our consolidated results of operations, financial position, or liquidity for the periods presented here.

     Our most critical accounting policies include revenue recognition and deferred costs, workers’ compensation, general insurance liability amounts, recoverability of deferred tax assets, goodwill impairment testing, depreciation of property and equipment and long lived asset impairments.
     Revenue Recognition and Deferred Costs. We record photographic sales when portraits and/or other merchandise are delivered to our customers. We collect approximately 65% of a customer’s portrait order at the time of photography and treat this payment as a deposit (recorded in current liabilities on our balance sheet). Our policy is to collect, at a minimum, the full price of the advertised special, 50% of the price of the customer’s custom portrait order, 100% of the price of canvas and 16x20 portraits and 100% of the price of all other ancillary items purchased. At the time portraits are delivered to the customer, sales are recorded and the outstanding balance on the customer’s order is collected. If the customer does not accept the photographs, a refund is issued. Costs relating to portraits processed, or in process, are deferred as incurred and expensed when the related photographic sales are recognized.
     Workers’ Compensation and General Insurance. We participate in large deductible workers’ compensation and general insurance plans. We have established reserves for workers’ compensation and general insurance claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors including; historical claim payment patterns, changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. The amount of these reserves could differ from our ultimate liability related to these claims due to changes in these factors.
     Income Tax. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is currently provided against deferred tax assets because we determined in fiscal 2004 it is more likely than not such assets will not ultimately be realized. Income taxes are determined in part by using calculated best estimates of temporary and permanent differences using both current and historic information, effective tax rates, and future events which may affect valuation allowances and future income tax liabilities, based on prior company experience and representations of third parties and company management.
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
     Fair value is derived utilizing the income approach, which considers expected returns on an investment and are discounted or capitalized at an appropriate rate of return to reflect investor risks and hazards. A discounted net cash flow analysis is utilized which provides an indication of value based upon the present value of anticipated future cash flows, discounted at an appropriate factor reflecting the risk inherent in the investment. We utilize an independent third party to determine the fair value of our retail reporting unit.

     At January 29, 2006 (the date of our latest impairment test), the fair value of the retail reporting unit exceeded the carrying value of that reporting unit’s equity and we recognized no impairment of the carrying value of our goodwill on our balance sheet at January 29, 2006.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have not entered into financial instruments in fiscal 2005, 2004 and 2003 for trading purposes and, therefore, have not experienced market risks from such instruments.
     Our exposure to market risks from changes in interest rates relates primarily to the effects that changes in interest rates have on floating rate debt. To lower or limit overall borrowing costs, from time to time, we may enter into interest rate hedging agreements to modify the interest characteristics of portions of our outstanding debt. As of January 29, 2006, we had not entered into any interest rate hedging agreements. In addition, a 100 basis point change in the interest rate on our average outstanding $10 million revolving line of credit and $20 million letters of credit would have had an impact on our (loss) before taxes for fiscal 2005 of less than $300 thousand.
     Given our presence in Canada, Mexico, Germany and the U.K., we have exposure to market risks from changes in foreign currency exchange rates. In fiscal 2005, 2004 and 2003, we realized foreign currency gains (losses) in our statements of operations of $(0.3) million, $0.7 million and $0.5 million, respectively. A 10% change in foreign currency exchange rates would have had the following impact on net income (loss) in fiscal 2005, 2004 and 2003.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	(in thousands)
	+10%	-10%	+10%	-10%	+10%	-10%

Canada	$(26)	$26	$(287)	$372	$(492)	$617
Mexico	$43	$(43)	$(177)	$212	$(291)	$363
Germany	$(44)	$44	$(275)	$329	$(178)	$209
U.K.	$(6)	$6	$(32)	$39	$(25)	$26
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	47

Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005	48

Consolidated Statements of Operations for the fiscal year ended January 29, 2006, January 30, 2005 and February 1, 2004 (Restated).	50

Consolidated Statements of Shareholders’ Deficiency and Comprehensive Income (Loss) for the fiscal year ended January 29, 2006, January 30, 2005 and February 1, 2004 (Restated).	51

Consolidated Statements of Cash Flows for the fiscal year ended January 29, 2006, January 30, 2005 and February 1, 2004 (Restated).	52

Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Portrait Corporation of America, Inc.
We have audited the accompanying consolidated balance sheet of Portrait Corporation of America, Inc. and subsidiaries (the “Company”) as of January 29, 2006 and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of January 29, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended January 29, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company at January 29, 2006 had a working capital deficiency and a capital deficiency, and has incurred a substantial net loss for the year ended January 29, 2006. The Company anticipates that such conditions will continue in 2006. In addition, as discussed in Note 2, the Company is in default of certain obligations which were due on June 15, 2006 and does not have sufficient liquidity to meet these obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
/s/ Eisner LLP
New York, New York
May 26, 2006
With respect to Note 2
June 15, 2006

47-1

Deloitte & Touche LLP
1100 Carillon Building
227 West Trade Street
Charlotte, NC 28202
USA

Tel: +1 704 887 1500
Fax: +1 704 887 1561
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheets of Portrait Corporation of America, Inc., and subsidiaries (the “Company”) as of January 30, 2005, and the related consolidated statements of operations, shareholders’ deficiency and comprehensive income (loss) and cash flows for each of the two years in the period ended January 30, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended January 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 17 to the consolidated financial statements, the accompanying financial statements for the fiscal year ended February 1, 2004 have been restated.
Deloitte & Touche LLP
July 28, 2005

47-2

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	January 29,	January 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,973	$15,178
Accounts receivable	2,668	2,781
Inventories	12,344	11,439
Deferred income taxes		108
Prepaid expenses and other assets	4,364	3,303

Total current assets	27,349	32,809
PROPERTY AND EQUIPMENT:
Land and improvements	2,306	2,306
Buildings and improvements	13,893	13,684
Photographic, sales and finishing equipment	164,068	152,315
Studio improvements	28,095	26,530
Construction in progress	598	3,048

Total	208,960	197,883
Accumulated depreciation and amortization	(136,951)	(123,974)

Property and equipment, net	72,009	73,909
GOODWILL	53,046	52,989
OTHER INTANGIBLE ASSETS	135	135
DEFERRED FINANCING COSTS, NET	8,605	6,823
OTHER ASSETS	166	127

TOTAL ASSETS	$161,310	$166,792

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(dollar amounts in thousands)

	January 29,	January 30,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Short-term borrowings	$21	$—
Current portion of long-term debt	274,934	182
Accounts payable—trade	30,658	36,179
Accrued insurance	5,193	4,141
Accrued income taxes	1,930	2,022
Accrued compensation	5,257	4,834
Accrued interest	11,893	10,377
Other accrued liabilities	16,165	14,467

Total current liabilities	346,051	72,202
LONG-TERM DEBT		245,680
DEFERRED INCOME TAXES		108
OTHER LIABILITIES	5,079	4,843

TOTAL LIABILITIES	351,130	322,833
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value at January 29, 2006 and January 30, 2005 (authorized—200,000 shares; outstanding—15,000 shares)	15,000	15,000
SHAREHOLDERS’ DEFICIENCY:
Common stock, $0.01 par value at January 29, 2006 and at January 30, 2005 (authorized—20,000,000 shares; issued and outstanding at January 29, 2006 and January 30, 2005 —2,294,352 shares)	23	23
Warrants to purchase Series A redeemable convertible preferred stock (issued and outstanding—287)	642	642
Warrants to purchase common stock (issued and outstanding—306,610)	2,947	2,947
Additional paid-in capital	24,104	24,104
Deferred compensation	(182)	(256)
Accumulated deficit	(232,675)	(198,233)
Accumulated other comprehensive income/(loss)	321	(268)

Total shareholders’ deficiency	(204,820)	(171,041)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$161,310	$166,792

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands)

	Fiscal Year Ended
			February 1,
			2004
	January 29,	January 30,	(as restated;
	2006	2005	see Note 17)
SALES	$325,516	$323,553	$324,814
COST OF SALES	268,747	258,396	245,028

GROSS PROFIT	56,769	65,157	79,786
GENERAL AND ADMINISTRATIVE	51,471	47,669	45,610

INCOME FROM OPERATIONS	5,298	17,488	34,176
INTEREST INCOME	25	8	10
INTEREST EXPENSE	(38,785)	(32,467)	(30,716)

EARLY EXTINGUISHMENT OF DEBT	(980)	—	—

(LOSS) INCOME BEFORE INCOME TAXES	(34,442)	(14,971)	3,470
INCOME TAX (PROVISION)	—	(14,769)	(2,148)

NET (LOSS) INCOME	$(34,442)	$(29,740)	$1,322

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)
(dollar amounts in thousands)

											Accumul-
											ated
			Warrants to Purchase								Other
			Series A Redeemable							Compre-	Compre-	Total
			Convertible Preferred		Warrants to Purchase		Additional	Deferred	Accumul-	hensive	hensive	Share-
	Common Stock		Stock		Common Stock		Paid-In	Comp-	ated	Income	Income	holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	ensation	Deficit	(Loss)	(Loss)	Deficiency
BALANCE, FEBRUARY 2, 2003 (as restated; see Note 17)	2,293,152	$458	287	$642	306,610	$2,947	$23,273	—	$(169,815)		$(298)	$(142,793)
Comprehensive income:
Net income (as restated; see Note 17)									1,322	$1,322		1,322
Foreign currency translation adjustment, net of tax (as restated; see Note 17)										264	264	264
Total comprehensive income (as restated; see Note 17)										$1,586
Amortization of deferred compensation							386	$(333)				53
Issuance of common stock	1,200	1					9					10

BALANCE, FEBRUARY 1, 2004 (as restated; see Note 17)	2,294,352	459	287	642	306,610	2,947	23,668	(333)	(168,493)		(34)	(141,144)
Comprehensive loss:
Net loss									(29,740)	$(29,740)		(29,740)
Foreign currency translation adjustment, net of tax										(234)	(234)	(234)
Total comprehensive loss										$(29,974)
Amortization of deferred compensation								77				77
Effect of merger and reincorporation		(436)					436

BALANCE, JANUARY 30, 2005	2,294,352	23	287	642	306,610	2,947	24,104	(256)	(198,233)		(268)	(171,041)
Comprehensive loss:
Net loss									(34,442)	$(34,442)		(34,442)
Foreign currency translation adjustment, net of tax										589	589	589
Total comprehensive loss										$(33,853)
Amortization of deferred compensation								74				74

BALANCE, JANUARY 29, 2006	2,294,352	$23	287	$642	306,610	$2,947	$24,104	$(182)	$(232,675)		$321	$(204,820)

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Fiscal Year Ended
			February 1,
			2004
	January 29,	January 30,	(as restated;
	2006	2005	see Note 17)
OPERATING ACTIVITIES:
Net income (loss)	$(34,442)	$(29,740)	$1,322
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,101	12,818	11,408
Amortization of deferred financing costs	2,073	1,643	1,642
Paid-in-kind interest	7,661	6,538	5,579
Early extinguishment of debt	980	—	—
Amortization of debt discounts	614	614	614
Amortization of deferred compensation	74	77	53
Provision for deferred income taxes	—	13,440	1,890
Loss on disposal of property and equipment	1,210	1,356	781
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	113	(163)	(733)
Inventories	(905)	797	(1,694)
Prepaid expenses and other assets	(1,301)	324	(1,210)
Other non-current assets	(39)	7	(3)
Accounts payable—trade	(5,521)	12,512	(2,901)
Accrued expenses	1,383	787	959
Accrued interest	1,516	180	(1,887)
Other current accrued liabilities	1,698	3,894	286
Other non-current accrued liabilities	236	(836)	1,888

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(10,549)	24,248	17,994

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,934)	(21,382)	(21,080)
Purchase of Hometown Threads®	—	(1,140)	—
Proceeds from disposal of property and equipment	4	—	14

NET CASH USED IN INVESTING ACTIVITIES	(12,930)	(22,522)	(21,066)

See notes to consolidated financial statements.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollar amounts in thousands)

	Fiscal Year Ended
			February 1,
			2004
	January 29,	January 30,	(as restated;
	2006	2005	see Note 17)
FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	50,000	—	—
Increase in borrowings under senior secured credit facility	53,600	78,800	93,000
Repayment of senior secured credit facility and capital lease obligations	(82,619)	(69,859)	(86,894)
Repayment of installment purchase agreement	(163)	(228)	—
Deferred financing cost	(4,595)	—	(85)
Issuance of common stock	—	—	10

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,223	8,713	6,031

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	(81)	(654)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,205)	10,358	2,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,178	4,820	2,515

CASH AND CASH EQUIVALENTS AT END OF YEAR	7,973	$15,178	$4,820

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$27,025	$23,435	$24,658

Income taxes paid	$286	$293	$116

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Service contract acquired under installment purchase agreement	$—	$—	$60

Property and equipment acquired under installment purchase agreement	$—	$—	$331

Property and equipment acquired under capital lease	$—	$60	$—

Paid-in-kind interest capitalized	$7,661	$6,538	$5,579

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
     Principles of Consolidation—The consolidated financial statements include the accounts of Portrait Corporation of America, Inc. and its subsidiaries (see list of subsidiaries on Exibit 21.1). All significant inter-company balances and transactions have been eliminated in consolidation.
     Fiscal Year—The Company’s fiscal year ends on the Sunday nearest the end of January. The fiscal years 2005, 2004 and 2003 ended January 29, 2006, January 30, 2005 and February 1, 2004. The Company’s fiscal quarters are generally thirteen-week periods. In 53-week years, the fourth quarter has fourteen weeks.
     Concentrations:
     Source of Revenue—Approximately 97%, 96%, and 95% of sales for the fiscal years 2005, 2004 and 2003 respectively, were derived from sales at permanent and traveling portrait studios located in Wal-Mart stores. These studios are operated under agreements with Wal-Mart in the U.S., Canada, Mexico, Germany, and the U.K. that commit the Company to a percentage-of-sales commission payable to Wal-Mart. The agreements can be terminated or suspended by Wal-Mart for various reasons, some of which are beyond the Company’s control.
     Source of Supply—The Company purchases substantially all of its photographic film, paper, and processing chemistry from two suppliers. Agreements with these suppliers were reached in January 2006 and expire in July 2007. Although there are a limited number of manufacturers of these products, management believes other suppliers could provide similar products. (See Note: 10)
     Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant estimates include, but are not limited to, deferral of costs related to undelivered portraits, worker’s compensation and general property and casualty liability insurance reserves, useful lives of property and equipment, potential and asserted tax claims and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.
     Foreign Currency Transactions—Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect on the balance sheet date, while income and expense accounts are translated at the average rates in effect during each fiscal period. Gains and losses on foreign currency transactions are included in the determination of net income (loss) for the period and are included in general and administrative expenses. The Company recognized a foreign currency transaction loss of $0.3 million in fiscal 2005 and gains of $0.7 million and $0.5 million in fiscal 2004 and 2003, respectively.

     Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.
     Accounts Receivable—There was no allowance for doubtful accounts at January 29, 2006 and January 30, 2005 as substantially all accounts receivable relate to amounts to be remitted by credit card processing companies and management has a high level of assurance these amounts will be collected.
     Inventories—Inventories include photographic film, paper, processing chemistry, photographic and sales supplies, add-on merchandise, and work-in-progress on undelivered portraits which are valued at the lower of cost or market, cost being determined on an average cost basis.
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
     Depreciation and amortization expense for all property and equipment for fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004 was $14.1 million, $12.8 million, and $11.4 million, respectively.
     Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates the recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted future cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. There was no impairment in fiscal 2005, 2004 and 2003.
     Goodwill— SFAS No. 142 “Goodwill and Other Intangible Assets.” requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. Goodwill is assessed at least annually or more frequently when events or circumstances indicate that impairment might have occurred.
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
     Deferred Financing Costs—Deferred financing costs consist primarily of fees and expenses incurred in obtaining long-term financing. The deferred costs are amortized over the life of the associated debt, ranging from 4 to 8 years. Accumulated amortization as of January 29, 2006 and January 30, 2005, totaled $5.1 million and $4.2 million, respectively.
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
     Revenue Recognition and Deferred Costs—Sales are recorded when portraits and/or other merchandise are delivered to customers. Costs incurred relating to portraits processed, or in process, are deferred and included in inventory as incurred and expensed when the related photographic sales are recognized. Deposits made by customers on portraits not yet delivered are recorded in other current accrued liabilities on the consolidated balance sheets and were $7.1 million and $5.4 million as of January 29, 2006 and January 30, 2005, respectively.
     Cost of Sales—Cost of sales is comprised of the following components: (1) materials and supplies needed for photography and sales, including film and equipment depreciation; (2) the cost to produce portraits, including freight, direct labor, depreciation and management of photography and production facilities; (3) the production of directories for churches and other institutions and commissions paid to the host store; and (4) the labor and commissions paid to employees for all phases of customer acquisition, photography and sales processes, associated payroll taxes, related benefits and travel.
     Advertising—Costs associated with advertising are charged to operations at the time the advertisement is first distributed. Advertising expenses were $14.4 million, $16.3 million, and $14.9 million for the years ended January 29, 2006, January 30, 2005 and February 1, 2004, respectively.
     Studio Pre-opening Costs—Costs of opening new retail studios are charged to operations as incurred.
     Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carry-forwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets if, based on the weight of available evidence, the Company determines that it is more likely than not those assets will not ultimately be realized. In addition the Company evaluates the need for recording of income tax liabilities under the guidance espoused in SFAS No. 5, “Accounting for Contingencies.”
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
     The adoption of the fair value based method decreased income from operations by $74, $77 and $53 in fiscal 2005, 2004, and 2003 respectively. The pro forma results disclosed for the current year differ from the actual results, because under APB Opinion No. 20, “Accounting Changes,” the pro forma results are computed as if SFAS No. 123 had been applied for all periods, whereas, the accounting under the provisions of SFAS No. 123 is applied only to awards granted on or subsequent to February 3, 2003.
     Employee stock-based compensation expense determined using the fair value based method of SFAS No. 123 applied prospectively is not necessarily indicative of expected compensation expense , as non-vested awards issued to employees prior to February 3, 2003, were accounted for using the intrinsic value based provisions of APB Opinion No. 25.
     As required by SFAS No. 123, the Company provides pro forma net income disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied for all stock-based awards since fiscal 1995. The Company’s net income as reported and the pro forma amounts are indicated below:

	For the Fiscal Year Ended
			February 1,
			2004
	January 29,	January 30,	(as restated;
	2006	2005	see Note 16)
Net income (loss):
As reported	$(34,442)	$(29,740)	$1,322
Recorded stock compensation expense	74	77	53
Pro forma stock compensation expense	(92)	(108)	(84)

Pro forma net income (loss)	$(34,460)	$(29,771)	$1,291

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award beginning the first interim period after December 15, 2005 and accordingly will be adopted by the Company in the first quarter of fiscal year 2006. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
     As of January 29, 2006 there was $.02 million of total unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans prior to the adoption of SFAS 123(R). The cost is expected to be recognized over the 1.2 year weighted-average remaining contractual life. The total fair value of shares vested during fiscal 2005 was nominal.
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
     • Non-current liabilities—the carrying amount approximates fair value as such amounts represent long-term workers’ compensation obligations and long-term occupancy obligations.
     Related Party Transactions—The Company paid a consulting fee of $150,000 to a partner of its principal shareholder in fiscal 2005 and reimbursed its principal shareholder for certain expenses incurred by the shareholder on behalf of the Company for the years ended January 29, 2006 and January 30,2005 in the amounts of $225,000, and $31,000 respectively.
     Impact of Newly Issued Accounting Standards— In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on January 30, 2006. The Company believes that the adoption of SFAS 151 will not have a material effect on its financial statements.

     SFAS No. 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.
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
2. Operations, Liquidity and Other Matters
     As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $34.4 million for the year ended January 29, 2006 and at January 29, 2006 the Company’s current liabilities exceeded its current assets by $318.7 million (see below) and we reported a shareholders’ deficiency of $204.8 million. In addition, the Company had past due trade accounts payable, other than those owed to AgfaPhoto USA, of $6.8 million and $7.8 million as of January 29, 2006 and January 30, 2005, respectively. These trade accounts payable averaged approximately 28 days and 30 days past due as of January 29, 2006 and January 30, 2005, respectively.
     As of January 29, 2006 the Company had approximately $274.9 million aggregate principal amount of indebtedness outstanding. The Company was not in compliance with the terms of certain covenants under various loan agreements. The Company has received temporary waivers from its debt holders, but there can be no assurance that the Company will comply with these covenants or the noteholders will extend the waivers for an additional period during 2006. As a result, substantially all the debt has been classified as a current liability.
     On July 15, 2005, the Company issued $50 million in 14% senior secured notes due 2009, entered into a senior secured revolving credit facility that will provide for revolving loans of up to $10.0 million in the aggregate and entered into a separate letters of credit facility, which will provide for the Company’s letter of credit needs, of up to $20.0 million. As of June 12, 2006 we have no availability under our revolver and $5.7 million on our letters of credit.
     The Company’s total indebtedness to AgfaPhoto is approximately $22.8 million. Approximately $2.1 million is on open account and is currently due and payable. Approximately $20.7 million is subject to a letter agreement dated June 15, 2005 in which AgfaPhoto agreed, under certain conditions, to defer any collection action until June 15, 2006. Further, AgfaPhoto has agreed to subordination terms with respect to other debt of the Company that effectively limits AgfaPhoto’s ability to collect any of the $22.8 million as a secured creditor. On June 15, 2006 the Company’s standstill agreement with AgfaPhoto USA ended. In that agreement, AgfaPhoto USA agreed that it would not take any action to collect certain amounts owed by us for photographic paper, film and chemicals purchased from AgfaPhoto USA . The Company has asked AgfaPhoto USA to extend this agreement to September 30, 2006. While AgfaPhoto USA has stated that it would request such an extension from the bankruptcy trustee of its parent company in Germany, there can be no assurance that such an extension will be given. Also, to date, AgfaPhoto USA has been working with the Company to resolve amounts owed to them, but there can be no assurance that AgfaPhoto USA will not institute legal action to collect such amounts.
          Each of the Senior Notes and Senior Subordinated Notes contain cross-default provisions that can be triggered in the event the agent, trustee, or holders, as applicable, should exercise their rights to accelerate the due date of principal and interest under any one of such notes or the prior senior secured credit facility.
          On June 15, 2006, the Company did not make an interest payment in the amount of $687,500 due on its 13 3/4% Senior Subordinated Notes Due 2010 (the “Notes”). The 30-day grace period for payment of such interest expired on June 14, 2006. As a result, an event of default occurred with respect to the Notes, which default also causes a cross-default under the Company’s credit agreement with its senior lender. The Company is currently in discussions with the holders of the Notes and its senior lender regarding obtaining a forbearance or similar agreement with respect to this interest payment. In the event that an agreement is not reached with the holders of the Notes and the Company’s senior lender, such holders or senior lender will have the right to submit a notice to the Company declaring all principal and interest and other amounts due in respect of the Notes immediately due and payable. While the Company is hopeful that such discussions will be resolved favorably, no assurances can be given that any such agreement will be reached.
Management’s Plan
     The Company’s ability to meet its contractual obligations to AgfaPhoto and its long-term debt and trade creditors, is dependent upon the forbearance of its creditors and its ability to achieve the following objectives, or some combination thereof: (a) improve operating performance based on the initiatives discussed below, (b) amend its deferred payment agreement with AgfaPhoto on terms favorable to the Company, (c) seek additional funds from external sources or restructure its existing debt obligations, and/or (d) continue, when possible, to extend vendors payable beyond usual payment terms. While management believes the Company’s operating performance will improve, there can be no assurance that the Company will be successful in implementing any of these initiatives.
     The Company’s funding needs for fiscal 2006 and beyond depend on many factors, including the Company’s ability to successfully implement measures to improve its performance. In order to address the significant decline in same store sales and corresponding cash flow that occurred in the Company’s U.S. Wal-Mart permanent studios, management has implemented several initiatives designed to increase same studio sales, maintain increased customer order size, increase customer traffic, and reduce operating costs. Examples of these are:
-	Reorganizing field operations management to put an emphasis on training and retaining studio personnel to include a renewed emphasis on photographer certification;

-	instituting a new bonus program for our field associates and a new PCA Partner program to recognize superior performance;

-	launching new marketing initiatives, including selected coordinated marketing efforts with Wal-Mart, increased customer direct mailing programs and inclusion in Wal-Mart’s advertising circulars;

-	Changing our studio hours to better serve our customers’ demand (this change was based on a detailed study of our sales by hour);

-	re-introducing a mid-tier price point in our package offers in order to promote customer trade ups and changing our backend packages to increase their value and provide more order flexibility to our customers;

-	increasing our average front end collection rates on custom ordered portraits which studies have shown correlate to increased final collection rates;

-	looking at our business more qualitatively using focus groups, customer surveys, market testing, etc. to ensure we understand our customers’ needs and address those needs;

-	more controlled and focused growth with Wal-Mart — working closely with Wal-Mart in fiscal 2005, we opened 176 permanent studios but closed 85 in recognition of the fact that a more selective studio openings schedule better meets both parties objectives;

-	disciplined expansion internationally — we believe Canada and Mexico provide an attractive platform for international growth and we are assessing the viability of our European operations;

-	disciplined expansion into non-portrait photography related concepts — with the opening of 12 Fun Factory locations in Wal-Mart, we have the opportunity to expand our presence in Wal-Mart stores with this child-centered, value-priced concept;

-	critically evaluating all our operations, support and administrative functions, for cost saving opportunities; and

-	evaluating all business channels for strategic importance and profit contribution and ceasing to operate non-contributing channels.
          Adverse business conditions the Company has experienced requires the Company to seek additional funds from external sources or restructure its existing obligations in order to meet its liquidity requirements. The Company has no current arrangements with respect to sources of additional financing, and our covenants under our current credit facilities restrict our ability to incur more debt. There is no assurance that the Company will generate sufficient cash flow from operations to service its debt or meet its other obligations or be successful in restructuring its debt . In the event of a failure to do so, the Company may be forced to file for bankruptcy protection. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to recorded asset amounts or the amount of liabilities which might be necessary as a result of this uncertainty. Additional risks related to the Company’s ability to generate cash from operations and to its substantial indebtedness are discussed under “Item 1A., Risk Factors” in this report.
     While management believes its plan as described above to mitigate its decline in same store sales and liquidity and to satisfy its obligations is reasonable, its ultimate success will depend on the extent to which the Company’s Board of Directors and management are able to achieve one or more elements of the strategy described above. The Company cannot give assurance that these strategies will ultimately prove successful, because they are subject to a number of risks and uncertainties beyond the control of the Company, including those discussed under “Item1A., Risk Factors.”
     Foreign Tax Claims
     The tax claim against the Company’s Mexican subsidiary was settled during the fourth quarter of fiscal 2005 for $1.9 million. During fiscal 2005, Revenue Canada asserted a claim against our Canadian subsidiary relating to transfer pricing for goods and services rendered by our U.S. parent company. The claim related to fiscal years 2000 through 2004 and we are currently challenging this claim and have retained Canadian legal counsel and PriceWaterhouseCoopers to assist us in this process. Management believes this claim can be settled favorably and will not materially impact the Company, but can give no assurance that this will be the case.

     Defaults under Debt Agreements
     The Company was previously in default of covenants requiring the delivery of its financial statements within 90 days following its fiscal year end that were contained in its prior Senior Secured credit facility agreement (as amended) and agreements related to its Senior Subordinated Discount Notes and its Senior Subordinated Notes. These credit facilities require the delivery of audited financial statements, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, within 90 days after the end of each fiscal year. With the issuance of the Company’s financial statements for the fiscal year ended January 30, 2005 on July 28, 2005, the Company cured these defaults.
     The Company was previously in default of the covenant contained in the indenture agreement for its Senior Notes and Senior Secured Notes that requires the Company to timely file all quarterly, annual and current reports with the U.S. Securities and Exchange Commission (“SEC”). The Company did not timely file its Annual Report on Form 10-K for the fiscal year ended January 30, 2005, its Quarterly Report on Form 10-Q for the thirteen weeks ended May 1, 2005, or its Quarterly Report on Form 10-Q for the thirteen weeks ended October 30, 2005. In addition, the Company did not make timely filings on Form 8-K with regard to its hiring of R. David Alexander, on November 2, 2005, as Chairman, President and Chief Executive Officer of the Company, its entry into an amended and restated license agreement with Wal-Mart Canada dated January 1, 2006 and its agreement to pay John Klein, a director of the Company and principal of Jupiter Partners, for services rendered to the Company for the period December 2004 through January 2006. The Company had a period of sixty (60) days following notice from either the Trustee of the Senior Notes or Senior Secured Notes or the holders of 25% of the principal amount of the Senior Notes or Senior Secured Notes to cure such defaults. Notice was received regarding the failure to timely file its Quarterly Report on Form 10-Q for the thirteen weeks ended October 30, 2005. All the defaults described previously were subsequently cured.
     The Company is in default of the covenants contained in its Senior Notes and Senior Secured Notes relating to delivery of audited financial statements and timely filing of reports with the SEC described above for its fiscal year ended January 29, 2006. The Company has a period of sixty (60) days following notice from either the Trustee of the Senior Notes or Senior Secured Notes or the holders of 25% of the principal amount of these Notes to cure this default. Notice was received on May 22, 2006 relating to this default. Additionally, we were in default of covenants contained in our Senior Notes and Senior Secured Notes requiring the delivery of our audited financial statements within 90 days after the end of the fiscal year, without an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. On June 20, 2006, the Company entered into the Third Amendment to Credit Agreement, Waiver, Consent and Forbearance Agreement with its Senior Lender. This agreement provides, among other things, that the Senior Lender waives the requirements to deliver audited financial statements or that such statements will not contain “going concern” language.

3. Debt
     Below is a summary of our short term debt as of January 29, 2006.

		Face		Outstanding
Date		Value	Discount	Amounts	Interest	Maturity
Issued	Description	(Million)	(Million)	(Millions)	Rate	Date
6/27/02	Sr. Notes Unsecured (1)	$165.0	$1.5	$163.5	11.875%	8/1/09
6/27/02	Sr. Subordinated Notes (2)	$10.0	$.2	$9.8	13.75%	6/27/10
6/27/02	Sr. Subordinated Discount Notes (3)	$52.3	$.7	$51.6	16.5%	6/27/10
7/15/05	Sr. Secured Notes (4)	$50.0		$50.0	14.0%	6/1/09
7/15/05	Revolving Credit (5)	$10.0			Floating	5/1/09
7/15/05	Letters of Credit (5)	$20.0			Floating	5/1/09
	Total Short Term Debt	$307.3	$2.4	$274.9

(1)	Redeemable at the Company’s option at the greater of 101% or make–whole premium plus accrued and unpaid interest.

(2)	Interest payable semi-annually in arrears.

(3)	$30 million face value, interest added to principal through 6/27/07. Thereafter interest payable in cash semi-annually in arrears.

(4)	Interest payable monthly.

(5)	Interest payable monthly at a floating rate of 5.0% over the prime or LIBOR rate until July 30, 2006. Thereafter, interest is at a floating rate of 1.75%-3.00% or 3.75%-5.00% over prime or LIBOR respectively. Borrowing may be limited based on the Company’s trailing twelve months EBITDA.
     The debt facilities contain various covenants which may limit or restrict the incurrence of indebtedness, the creation of liens, mergers, consolidations, transactions with affiliates, amendments to material agreements, investments, dividends and asset sales by the Company. We are also subject to customary financial covenants including a fixed charge coverage ratio requirement.
     The Company’s debt obligations at January 29, 2006 and January 30, 2005 is summarized as follows:

	January 29, 2006	January 30, 2005
Senior Notes, net of discount	$163,555	$163,142
Senior Secured Credit Facility	50,000	29,000
Senior Subordinated Notes (Opco Notes), net of discount	9,778	9,728
Senior Subordinated Discount Notes (Parent Notes), net of discount	51,588	43,776

	January 29, 2006	January 30, 2005
Other	34	216

Total debt	274,955	245,862
Less—current portion of long-term debt	21	182

Long-term debt	$274,934	$245,680

     The Company’s scheduled contractual debt maturities for the next five fiscal years and thereafter are as follows:

2006	21
2007	—
2008	—
2009	215,000
2010 and thereafter	62,266

Total debt maturities	277,287
Debt discounts	(2,332)

Total debt	$274,955

4. Derivative Instruments
     Series A Redeemable Convertible Preferred Stock
     In connection with a 1999 recapitalization, the Company issued $15 million of its Series A preferred stock for net cash proceeds of $14.9 million. On December 9, 2002, the shareholders approved modifications to the provisions of the Series A preferred stock. On December 20, 2002 restated articles of incorporation were filed modifying the liquidation and redemption provisions of the Series A preferred stock. The redemption of the Series A preferred stock by the Company will be at the option of the holders of the preferred stock, rather than being mandatorily redeemable on April 30, 2011. The redemption price of the Series A preferred stock and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends, rather than the greater of $1,000 per share or the fair market value of the common stock into which the Series A preferred stock is convertible plus all declared and unpaid dividends. As a result of the change in these provisions, the Company has determined the embedded derivative in the Series A preferred stock no longer meets the requirements for bifurcation and separate accounting under the provisions of SFAS No. 133.
5. Inventories
     The components of inventory are comprised of the following:

	January 29,	January 30,
	2006	2005
Photographic developing materials	$4,552	$4,366
Photographic supplies	5,528	5,089
Sales supplies	1,265	1,061
Repair parts	999	923
Total Inventory	$12,344	$11,439
6. Other Accrued Liabilities

     Other accrued liabilities are comprised of the following:

	January 30,	January 30,
	2006	2005
Accrued taxes other than income	1,217	$2,655
Other accrued expenses	4,968	6,398
Deferred revenue	2,917	—
Customer deposits	7,063	5,414

Total other accrued liabilities	$16,165	$14,467

7. Other Liabilities
     Other liabilities are comprised of the following:

	January 30,	January 30,
	2006	2005
Accrued interest	$790	$695
Long-term portion of workers’ compensation obligations	4,158	4,053
Long-term occupancy obligations	131	95

Total other liabilities	$5,079	$4,843

8. Income Taxes
     Portrait Corporation of America, Inc. and its domestic subsidiaries file a consolidated federal income tax return. The components of income tax (provision) benefit are as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
Current:
Federal	$—	$—	$77
State	—	—	(476)
Foreign	—	(1,329)	(95)

Total current	—	(1,329)	(494)

Deferred:
Federal	9,081	2,229	(2,581)
State	1,952	678	(158)
Foreign	41	1,001	1,085
Valuation allowance change	(11,074)	(17,348)	—

Total deferred	—	(13,440)	(1,654)

Total (provision) benefit	$—	$(14,769)	$(2,148)

     For the years ended January 29, 2006, January 30, 2005, and February 1, 2004, the provision for income taxes differs from the amount of income tax determined by using the applicable U.S. statutory rate. The determination of the Company’s provision for income taxes requires significant judgment and the use of estimates to interpret and apply complex international and domestic tax laws. Reserves are established when, despite management’s belief that the Company’s tax return positions are fully supportable, management believes certain positions may be successfully challenged. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate, as well as the related net interest and penalties, if applicable. When facts and circumstances change, these reserves are adjusted through the provision for income taxes. As of January 29, 2006 and January 30, 2005, the Company had accrued $1.7 million and $1.9 million, respectively, for probable liabilities resulting from possible tax assessments by various taxing authorities.

     A reconciliation of the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes of the Company to the consolidated income tax (provision) benefit follows:

	For the Fiscal Year Ended
	January 29,		January 30,		February 1,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (provision) benefit at U.S. statutory federal rates	$11,710	34%	$5,090	34%	$(1,180)	(34)%
Expenses not deductible	34	(1)	(197)	(1)	(210)	(6)
State income tax (provision) benefit, net of federal income tax (provision) benefit	1,268	4	447	3	(416)	(13)
Additional foreign subsidiary taxes	(1,488)	—	(1,941)	(13)	334	10
Non-deductible interest	(959)	(3)	(820)	(5)	(676)	(19)
Valuation allowance	(11,074)	(36)	(17,348)	(117)	—	—
Release of tax reserves	269	1

Other	240	1	—	—	—	—

Total (provision) benefit	$0	0%	$(14,769)	(99)%	$(2,148)	(62)%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 2006 and January 30, 2005 are as follows:

	January 29,	January 30,
	2006	2005
Deferred tax assets:
Current:
Inventory, principally due to obsolescence reserve	$242	$237
Workers’ compensation accrual	1,271	1,271
Deferred revenue	1,507	1,612
Other	630	254
Valuation allowance	(2,807)	(2,086)

Net current deferred tax assets	843	1,288

Non-current:
Alternative minimum tax and other tax credits	1,333	1,333
Net operating loss carry-forward (federal, state, foreign)	26,191	16,944
Intangibles	(147)	29
Stock option, principally due to compensation element	803	803
Interest expense deferred for tax	6,118	3,933
Workers’ compensation accrual	1,935	1,662
Other	60	—
Valuation allowance	(25,692)	(15,339)

Net non-current deferred tax assets	10,601	9,365

Total deferred tax assets	11,444	10,653
Deferred tax liabilities:
Current:
Prepaid expenses	(843)	(1,179)
Non-current:
Plant and equipment, principally due to differences in depreciation	(10,601)	(9,474)

Total deferred tax liabilities	(11,444)	(10,653)

Net deferred tax assets	$0	$0

     For the fiscal year ended January 29, 2006, a valuation allowance was provided against the deferred tax assets since management concluded it was more likely than not that such deferred tax assets would ultimately not be realized.
     At January 29, 2006, the Company had gross U.S. federal, foreign and state net operating loss carry-forwards of approximately $57 million, $12 million and $6 million, respectively, expiring in various amounts beginning 2010 through 2025. Additionally, the Company has minimum tax credit carry-forwards with indefinite expiration of approximately $1 million.
9. Employee Benefits
     The Company has a profit sharing plan with annual discretionary contributions by the Company as directed by the Board of Directors for all employees who meet certain eligibility requirements. The Company made no contributions in fiscal 2005, fiscal 2004, or fiscal 2003.

     The Company also sponsors a 401(k) plan for all employees. Employees may elect to contribute up to seventy-five percent of their gross wages. The Company did not contribute to this plan in fiscal 2005, 2004 and 2003.
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
10. Commitments and Contingencies
     The Company is committed under lease arrangements covering certain computer and office equipment. The approximate minimum rental payments under existing non-cancelable leases with initial or remaining terms of more than one year at January 29, 2006 are as follows:

	Operating	Capital
Fiscal Year	Leases	Leases
2006	874	24
2007	391	13
2008	167	—
2009	21	—
2010	0	—
2011	0	—

Total	$1,453	$37

Less amounts representing interest		3

Total principal on capital leases		$34

     Certain of the Company’s operating lease agreements have renewal options. Rental expense for all operating leases was $1.8 million, $1.7 million, and $1.3 million for the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004, respectively.
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

     The Company leases 47 locations for its Hometown Threads® business, purchased on October 22, 2004 as described in Note 14, from Wal-Mart pursuant to separate leases, the first of which was entered into on May 15, 2000. Hometown Threads® franchisees sublease all of these locations. The leases are for a term of 5 years each with the option to renew for an additional 5 years provided the Company gives Wal-Mart at least 180 days notice of the desire to renew. The sub-lessees pay rent directly to Wal-Mart, but, in the event a franchisee does not pay the rent, the Company is liable to Wal-Mart for any such unpaid rent. The amounts of these subleases not included in the table of non-cancelable leases with initial or remaining terms of more than one year at January 29, 2006 are as follows:

Fiscal Year	Amount
2006	662
2007	607
2008	482
2009	260
2010	112

Total	$2,123

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
11. Redeemable Convertible Preferred Stock—Series A
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
     Each share of the Series A preferred stock has voting rights equal to 125 shares of common stock, and at any time at the option of the holder, can be converted into 125 shares of the Company’s common stock, subject to adjustment for certain events. The Series A preferred stockholders shall also have the right to appoint one director to the Company’s Board of Directors.
     Upon the filing of restated articles of incorporation on December 20, 2002, the liquidation and redemption provisions of the Series A preferred stock were modified. The redemption of the Series A preferred stock by the Company is now at the option of the holders of the Series A preferred stock, rather than being mandatorily redeemable on April 30, 2011. Also, the redemption price of the Series A preferred stock and the amount payable upon certain extraordinary events will be $1,000 per share plus all declared and unpaid dividends. For the year ended January 29, 2006, the Company had no declared but unpaid dividends.

12. Stock Options and Warrants
     Stock Options—The 1996 Omnibus Long-Term Compensation Plan (the “1996 Plan”) provides for the issuance of up to 811,550 shares of the Company’s common stock. The 1996 Plan is designed to give the Board of Directors flexibility to adapt the long-term incentive compensation of key employees to changing business conditions through a variety of long-term incentive awards. Under the 1996 Plan, the Compensation Committee may approve the grant of employee Stock Options, Stock Appreciation Rights (“SARs”), Performance Restricted Stock Awards, Performance Awards, and performance units (collectively, “Awards”) to senior level employees of the Company. In addition, the 1996 Plan provides for the grant of stock options to non-employee directors upon their election to the Board and allows non-employee directors to elect to take their compensation as directors in the form of options.
     The Company has also adopted the PCA International, Inc. Stock Option Plan (the “New Option Plan”) in 1998. The purpose of the New Option Plan is to provide for certain officers, directors and key personnel of the Company and certain of its affiliates an equity-based incentive to maintain and to enhance the performance and profitability of the Company. The New Option Plan authorizes the Company to grant to participants options to purchase up to 555,000 shares of common stock. In addition to the 555,000 shares of common stock authorized under the New Option Plan, the Company’s Board of Directors authorized options to purchase up to an additional 100,000 shares of the Company’s common stock for newly hired employees, promoted employees and in recognition of outstanding employee performance. The program relating to these options is administered on substantially similar terms as the New Option Plan.
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

     At January 29, 2006, the range of exercise prices and the weighted average remaining contractual life of common stock options and warrants outstanding are as follows:

	Common Stock Options
	and Warrants Outstanding
		Weighted Average	Number of
	Number	Remaining	Common Stock Options
Exercise Prices	Outstanding	Contractual Life	and Warrants Exercisable
$0.01	52,460	4.4	52,460
$0.20	254,150	0.6	254,150
$8.00	406,800	3.0	280,550
$18.50	5,000	2.1	5,000
$26.50	186,950	3.6	118,950
$30.00	124,500	4.8	90,200

Total	1,029,860		801,310

     The weighted average fair value per option granted in fiscal 2005 was $0, and $7.79 in fiscal 2003. No options were granted in fiscal 2004. The weighted average fair value of warrants granted in fiscal 2002 was $30.48. No warrants were granted in fiscal 2005 and 2004. The Company valued its stock options and warrants using the Black-Scholes option valuation method.

	January 29,	January 30,	February 1,
Weighted average fair value per option	2006	2005	2004
Assumption used:
Weighted average expected volatility	40%	N/A	40%
Weighted average expected dividend yield	0%	N/A	0%
Weighted average risk-free interest rate	4.45%	N/A	3.85%
Weighted average expected life, in years	8.00	N/A	8.00
     Estimated volatility was based on an analysis of a comparable company because the Company’s stock is not publicly traded.

     The following table sets forth information regarding the common stock option plans and warrants:

	Number of	Weighted
	Common	Average
	Shares	Price
Options and warrants outstanding February 1, 2004	1,066,110	$14.19
Options cancelled	(9,750)	(18.44)

Options and warrants outstanding January 30, 2005	1,056,360	14.15

Options cancelled	(257,500)	(26.45)

Options granted	231,000	17.10
Options and warrants outstanding January 29, 2006	1,029,860	$11.73
13. Business Segments
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
     Adjusted EBITDA is presented herein because the Company believes it to be relevant and useful to investors as it is used by management to evaluate the operating performance of the Company. Management also uses Adjusted EBITDA for planning and forecasting purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments and as one of the target elements in the Company’s compensation incentive programs. Adjusted EBITDA excludes certain items, including other expense and the loss on early extinguishments of debt, which management believes are not indicative of the Company’s core operating results and are not expected to have a financial impact in the foreseeable future. Adjusted EBITDA is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”) and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. In addition, because other companies may present items similarly titled to “Adjusted EBITDA,” but determined with differing adjustments, Adjusted EBITDA as presented herein should not be used to evaluate the Company’s performance by comparison to any similarly titled measures presented by other companies. While management believes some of the items excluded from Adjusted EBITDA are not indicative of the Company’s core operating results, these items do impact the Company’s statement of operations; therefore, management utilizes Adjusted EBITDA as an operating performance measure in conjunction with a comparable GAAP measure such as net income (loss) and/or income from operations.

Business Segment Data

	Retail	Institutional	Consolidated
For the year ended January 29, 2006
Net (loss)	$(33,043)	$(1,399)	$(34,442)
Reconciling items:
Depreciation and amortization	13,950	151	14,101
Interest income	(25)	—	(25)
Interest expense	37,642	1,143	38,785
Early debt extinguishment	980	—	980

Adjusted EBITDA	$19,504	$(105)	$19,399

For the year ended January 30, 2005
Net (loss)	$(27,441)	$(2,299)	$(29,740)
Reconciling items:
Depreciation and amortization	12,642	176	12,818
Income tax provision	14,029	740	14,769
Interest income	(8)	—	(8)
Interest expense	31,368	1,099	32,467

Adjusted EBITDA	$30,590	$(284)	$30,306

For the year ended February 1, 2004
Net income (loss)	$2,490	$(1,168)	$1,322
Reconciling items:
Depreciation and amortization	11,225	183	11,408
Income tax benefit	2,132	16	2,148
Interest income	(10)	—	(10)
Interest expense	29,532	1,184	30,716

Adjusted EBITDA	$45,369	$215	$45,584

For the year ended January 29, 2006
Sales	$316,153	$9,363	$325,516

Adjusted EBITDA	$19,504	$(105)	$19,399

Total assets	$159,224	$2,086	$161,310

For the year ended January 30, 2005
Sales	$313,126	$10,427	$323,553

Adjusted EBITDA	$30,590	$(284)	$30,306

Total assets	$165,786	$1,006	$166,792

For the year ended February 1, 2004
Sales	$312,357	$12,457	$324,814

Adjusted EBITDA	$45,369	$215	$45,584

Total assets	$162,435	$1,230	$163,665

Geographic Data

					Other
	United States		Canada	Mexico	Foreign	Consolidated
January 29, 2006
Sales		$283,697	$29,448	$10,466	$1,905		$325,516

Long-term assets		$121,211	$8,278	$2,525	$1,947		$133,961

Deferred tax assets	$		—	—	—	$

January 30, 2005
Sales		$287,548	$25,179	$9,359	$1,467		$323,553

Long-term assets		$121,477	$7,848	$2,310	$2,348		$133,983

Deferred tax assets		$108	$—	$—	$—		$108

February 1, 2004
Sales		$294,067	$21,466	$8,446	$835		$324,814

14. Acquisitions, Goodwill and Intangible Assets
     At January 29, 2006, January 30, 2005 and February 2, 2004, the fair value of the retail reporting unit exceeded the carrying value of that reporting unit. As a result, the Company recognized no impairments of goodwill in these fiscal years.
     On October 22, 2004, PCA LLC, a wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Hometown Threads LLC (“Hometown Threads®”) from Hirsch International Corp. The results of operations of Hometown Threads® have been included in the consolidated financial statements since that date. Pro forma results for prior periods are not considered material. Hometown Threads® is a franchisor of retail stores specializing in embroidery services and the personalization of gifts. The majority of Hometown Threads® stores are located in U.S. Wal-Mart stores. The purchase price was $1.5 million with $1.1 million paid at closing, $0.2 million to be paid under certain conditions and $0.2 million in assumed liabilities. The excess of the purchase price over the fair value of the net identifiable assets acquired, which included a trademark valued at $0.1 million, has been recorded as goodwill in the amount of $1.3 million.
     The following table sets forth the information for intangible assets not subject to amortization:

	January 29,	January 30,
	2006	2005
Unamortized intangible assets:
Goodwill	$53,046	$52,989
Trademark	135	135

Total goodwill and intangible assets	$53,181	$53,124

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

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
January 29, 2006

				Non-
	Parent/		Guarantor	guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents			$7,759	$214		$7,973
Accounts receivable			2,438	230		2,668
Inventories			12,292	52		12,344
Deferred income taxes
Prepaid expenses and other assets			4,184	180		4,364

Total current assets			26,673	676		27,349
Investments and inter-company accounts	(137,138)	93,434	(52,928)	(15,428)	112,060
Property and equipment, net			67,546	4,463		72,009
Goodwill, intangible and other assets, net			53,335	9	3	53,347
Deferred financing costs, net			8,605			8,605

Total assets	(137,138)	93,434	103,231	(10,280)	112,063	161,310

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings
Current portion of long-term debt	51,588	223,333	34			274,955
Accounts payable—trade			30,401	257		30,658
Accrued insurance			5,193			5,193
Accrued income taxes	1,930					1,930
Accrued compensation			5,156	101		5,257

				Non-
	Parent/		Guarantor	guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Accrued interest	622	10,373	898			11,893
Other accrued liabilities			16,138	27		16,165

Total current liabilities	54,140	233,706	57,820	385		346,051
Long-term debt, less current portion
Deferred income taxes	(1,723)	1,723
Other liabilities	790		4,289			5,079
Series A redeemable convertible preferred stock	15,000					15,000
Total shareholders’ equity (deficiency)	(205,345)	(141,995)	41,122	(10,665)	112,063	(204,820)

Total liabilities and shareholders’ equity (deficiency)	$(137,138)	$93,434	$103,231	$(10,280)	$112,063	$161,310

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
January 30, 2005

				Non-
	Parent/	Co-	Guarantor	guarantor
	Guarantor	issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$—	$14,341	$837	$—	$15,178
Accounts receivable	—	—	2,145	636	—	2,781
Inventories	—	—	11,391	48	—	11,439
Deferred income taxes	(1,090)	1,090	108	—	—	108
Prepaid expenses and other assets	—	—	3,300	3	—	3,303

Total current assets	(1,090)	1,090	31,285	1,524	—	32,809
Investments and inter-company accounts	(113,404)	93,885	(54,830)	(11,531)	85,880	—
Property and equipment, net	—	—	69,258	4,651	—	73,909
Goodwill, intangible and other assets, net	—	—	53,244	7	—	53,251
Deferred financing costs, net	1,404	5,419	—	—	—	6,823

Total assets	$(113,090)	$100,394	$98,957	$(5,349)	$85,880	$166,792

Liabilities and shareholders’ equity (deficiency):
Short-term borrowings	$—	$—	$—	$—	$—	$—
Current portion of long-term debt	—	—	182	—	—	182
Accounts payable—trade	—	—	35,743	436	—	36,179
Accrued insurance	—	—	4,141	—	—	4,141
Accrued income taxes	66	1,883	—	73	—	2,022
Accrued compensation	—	—	4,771	63	—	4,834
Accrued interest	—	10,377	—	—	—	10,377
Other accrued liabilities	—	—	12,698	1,769	—	14,467

Total current liabilities	66	12,260	57,535	2,341	—	72,202
Long-term debt, less current portion	43,776	201,870	34	—	—	245,680
Deferred income taxes	(1,724)	1,724	108	—	—	108
Other liabilities	695	—	4,148	—	—	4,843
Series A redeemable convertible preferred stock	15,000	—	—	—	—	15,000
Total shareholders’ equity (deficiency)	(170,903)	(115,460)	37,132	(7,690)	85,880	(171,041)

Total liabilities and shareholders’ equity (deficiency)	$(113,090)	$100,394	$98,957	$(5,349)	$85,880	$166,792

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended January 29, 2006

				Non-
	Parent/		Guarantor	guarantor
	Guarantor	Co-issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$313,145	$12,371	$—	$325,516
Cost of sales			258,061	12,879	(2,193)	268,747

Gross profit			55,084	(508)	2,193	56,769
General and administrative			46,918	2,360	2,193	51,471

Income (loss) from operations			8,166	(2,868)	—	5,298
Interest income			25			25
Interest expense	(7,907)	(29,755)	(1,123)			(38,785)
Early extinguishment of debt			(980)			(980)

Investment income (loss) in equity of wholly-owned subsidiaries	(26,535)	3,220	(2,868)		26,183	—

Income (loss) before income taxes	(34,442)	(26,535)	3,220	(2,868)	26,183	(34,442)

Income tax benefit (provision)
Net income (loss)	$(34,442)	$(26,535)	$3,220	$(2,868)	$26,183	$(34,442)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended January 30, 2005

				Non-
	Parent/	Co-	Guarantor	guarantor
	Guarantor	issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$312,726	$10,827	$—	$323,553
Cost of sales	—	—	246,896	11,500	—	258,396

Gross profit	—	—	65,830	(673)	—	65,157
General and administrative	—	—	44,307	3,362	—	47,669

Income (loss) from operations	—	—	21,523	(4,035)	—	17,488
Interest income	—	—	6	2	—	8
Interest expense	(6,932)	(25,105)	(430)	—	—	(32,467)
Investment income (loss) in equity of wholly-owned subsidiaries	(12,056)	17,108	(3,991)	—	(1,061)	—

Income (loss) before income taxes	(18,988)	(7,997)	17,108	(4,033)	(1,061)	(14,971)
Income tax benefit (provision)	(10,752)	(4,059)	—	42	—	(14,769)

Net income (loss)	$(29,740)	$(12,056)	$17,108	$(3,991)	$(1,061)	$(29,740)

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended February 1, 2004
(as restated; see Note 17)

				Non-
	Parent/	Co-	Guarantor	guarantor
	Guarantor	issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$—	$—	$315,533	$9,281	$—	$324,814
Cost of sales	—	—	234,483	10,545	—	245,028

Gross profit	—	—	81,050	(1,264)	—	79,786
General and administrative	—	—	44,942	668	—	45,610

Income (loss) from operations	—	—	36,108	(1,932)	—	34,176
Interest income	—	—	9	1	—	10
Interest expense	(5,948)	(24,755)	(13)	—	—	(30,716)
Investment income (loss) in equity of wholly-owned subsidiaries	5,728	34,117	(1,987)	—	(37,858)	—

Income (loss) before income taxes	(220)	9,362	34,117	(1,931)	(37,858)	3,470
Income tax benefit (provision)	1,542	(3,634)	—	(56)	—	(2,148)

Net income (loss)	$1,322	$5,728	$34,117	$(1,987)	$(37,858)	$1,322

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended January 29, 2006

				Non-
	Parent/	Co-	Guarantor	guarantor
	Guarantor	issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	—	$(25,624)	$13,493	$1,582		$(10,549)

Net cash used in investing activities	—	—	(11,038)	(1,892)	—	(12,930)

Net cash provided by (used in) financing activities	—	25,624	(9,401)	—	—	16,223

Effect of exchange rate changes on cash	—	—	51	—	—	51

(Decrease) in cash and cash equivalents			(6,895)	(310)		(7,205)
Cash and cash equivalents at beginning of period	—	—	14,654	524	—	15,178

Cash and cash equivalents at end of period	$—	$—	$7,759	$214		$7,973

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended January 30, 2005

				Non-
	Parent/	Co-	Guarantor	guarantor
	Guarantor	issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(9,000)	$31,015	$2,153	$80	$24,248

Net cash used in investing activities	—	—	(20,630)	(1,892)	—	(22,522)

Net cash provided by (used in) financing activities	—	9,000	(287)	—	—	8,713

Effect of exchange rate changes on cash	—	—	(198)	197	(80)	(81)

Increase in cash and cash equivalents	—	—	9,900	458	—	10,358
Cash and cash equivalents at beginning of period	—	—	4,441	379	—	4,820

Cash and cash equivalents at end of period	$—	$—	$14,341	$837	$—	$15,178

PORTRAIT CORPORATION OF AMERICA, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended February 1, 2004
(as restated; see Note 17)

				Non-
	Parent/	Co-	Guarantor	guarantor
	Guarantor	issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$19	$(6,060)	$21,681	$2,344	$10	$17,994

Net cash used in investing activities	—	—	(19,193)	(1,873)	—	(21,066)

Net cash provided by (used in) financing activities	(19)	6,060	—	—	(10)	6,031

Effect of exchange rate changes on cash	—	—	(359)	(295)	—	(654)

Increase in cash and cash equivalents	—	—	2,129	176	—	2,305
Cash and cash equivalents at beginning of period	—	—	2,312	203	—	2,515

Cash and cash equivalents at end of period	$—	$—	$4,441	$379	$—	$4,820

16. Selected Quarterly Financial Data (unaudited)
     The following tables set forth the Company’s unaudited quarterly operating results for the eight most recent quarterly periods. The financial information gives effect to the restatement discussed in Note 17 herein.

	Fiscal Quarters Ended
	May 1, 2005	July 31, 2005
Sales	$78,168	$66,900
Gross Profit	15,205	8,457
Income (loss) from operations	2,481	(2,864)
Net (loss) income	(6,076)	(12,944)

	Fiscal Quarters Ended
	October 30, 2005	January 29, 2006
Sales	$70,557	$109,891
Gross Profit	5,820	27,287
(Loss) income from operations	(7,884)	13,565
Net (loss) income	(18,560)	3,138

	Fiscal Quarters Ended
	May 2, 2004	August 1, 2004
Sales	$79,896	$68,442
Gross Profit	17,106	11,264
Income from operations	5,362	766
Net(loss) income	(1,285)	(2,127)

	Fiscal Quarters Ended
	October 31, 2004	January 30, 2005
Sales	$68,829	$106,386
Gross Profit	7,481	29,306
(Loss) income from operations	(6,305)	17,665
Net (loss) income	(34,388)	8,060

17. Restatement
     Subsequent to the issuance of the fiscal 2003 financial statements, the Company became aware of a tax claim from the Mexican Tax Authorities (“SAT”) relating to the Company’s Mexican subsidiary. The Company engaged legal representation in Mexico and the U.S. to assist in negotiating a settlement with SAT and engaged an independent accounting firm to perform forensic accounting work to determine the extent of suspected fraudulent transactions conducted by former employees of the subsidiary.
     As a result, the Company concluded the financial statements required restatement due to errors discovered in the Company’s Mexico accounting department books and records. These errors related primarily to the capitalization and depreciation of property and equipment and expensing of prepaid assets. Additionally, several financial statement account balances were reported differently to the Company than was reported in the Mexico general ledger. Although the Company believes these errors did not result in a material misstatement of the Company’s consolidated financial statements for any previously filed annual or interim periods, the cumulative effect of correcting these errors would have had a material effect on the Company’s results of operations for fiscal 2004. As a result, the Company has restated the accompanying consolidated financial statements as of and for the years ended February 1, 2004, and February 2, 2003.

     A summary of the significant effects of the restatement on the Company’s consolidated financial statement for fiscal 2003 and 2002 is as follows:

	As of and for the		As of and for the
	Fiscal Year Ended		Fiscal Year Ended
	February 1, 2004		February 2, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated balance sheets:
Cash and cash equivalents	$4,820	$4,820	$2,522	$2,515
Accounts receivable	2,349	2,593	1,723	1,860
Deferred income taxes	3,124	1,605
Prepaid expenses and other assets	4,018	3,626	2,971	2,357
Total current assets	26,547	24,880	22,061	21,577
Photographic, sales and finishing equipment	139,742	138,679	123,530	122,682
Accumulated depreciation and amortization	111,776	111,931	101,371	101,504
Property and equipment, net	68,040	66,822	57,762	56,781
Deferred income taxes, non-current	10,316	11,835
Other assets	34	19	39	16
Total assets	165,046	163,665	152,469	150,981

Accounts payable—trade	23,672	23,667	26,627	26,568
Accrued insurance	4,055	4,043	3,960	3,955
Accrued income taxes			495	542
Accrued compensation	5,270	5,309	4,740	4,754
Other accrued liabilities	10,128	10,119	9,853	9,833
Total current liabilities	64,459	64,472	57,853	57,830
Total liabilities	289,796	289,809	278,797	278,774
Accumulated deficit	(166,851)	(168,493)	(168,229)	(169,815)
Accumulated other comprehensive loss	(282)	(34)	(419)	(298)
Total shareholders’ deficiency	(139,750)	(141,144)	(141,328)	(142,793)
Total liabilities and shareholders’ deficiency	165,046	163,665	152,469	150,981

Statements of operations:
Costs of sales	244,375	245,028	219,872	219,551
Gross profit	80,439	79,786	76,744	77,065
General and administrative	46,263	45,610	41,090	41,300
Income from operations	34,176	34,176	35,462	35,573
Income (loss) before income taxes	3,470	3,470	(493)	(382)
Income tax benefit (provision)	(2,092)	(2,148)	14,869	14,817
Net income	1,378	1,322	14,376	14,435

	Fiscal Year Ended		Fiscal Year Ended
	February 1, 2004		February 2, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Statement of cash flows:
Net income	$1,378	$1,322	14,376	14,435
Depreciation and amortization	11,386	11,408	10,090	10,168
Accounts receivable	(626)	(733)	(230)	(560)
Prepaid expenses and other assets	(987)	(1,210)	51	296
Other noncurrent assets	5	(3)	(32)	(6)
Accounts payable—trade	(2,955)	(2,901)	2,571	2,416
Accrued expenses	988	959	931	956
Other current accrued liabilities	275	286	112	92
Net cash provided by operating activities	18,330	17,994	30,972	30,901
Purchases of property and equipment	(21,314)	(21,080)	(17,037)	(17,046)
Net cash used in investing activities	(21,300)	(21,066)	(17,037)	(17,046)
Effect of exchange rate changes on cash	(763)	(654)	300	388
Increase (decrease) in cash and cash equivalents	2,298	2,305	(363)	(355)
Cash and cash equivalents at beginning of period	2,522	2,515	2,885	2,870
Cash and cash equivalents at end of period			2,522	2,515
     18. Subsequent Events
Purchase agreement with Sony Electronics
     The Company entered into an agreement on April 10, 2006 with a division of Sony Electronics for the purchase of passport cameras and passport photo printing systems valued at $.4 million. The cameras and printing systems will be delivered by September 30, 2006. Costs of the cameras and printing systems are included in the per box cost of the laminated media packs (film) the Company will buy from Sony.
Discontinue traveling photography
     The Company has decided to discontinue its traveling photography to those Wal-Mart stores not currently serviced by a permanent photography studio. In fiscal 2005, 2004 and 2003 traveling photography had revenues of $14.5 million, $19.1 million and $23.4 million, respectively. The Company does not believe this change will have a material adverse impact on its sales, profits or prospects for the future.
Failure to File 10-Q for the Period Ended April 30, 2006:

     On June 15, 2006, the Company filed with the SEC a Form 12b-25 to provide notification that it would be unable to timely file its Form 10-Q for the quarter ended April 30, 2006 because of the delay in filing this annual report and completing the related year end audit. The Form 12b-25 provides certain information regarding the Company’s expected financial results for the quarter ended April 30, 2006. The failure to timely file this Form 10-Q constituted a violation of certain covenants under the Company’s debt agreements and could result in defaults (and require corresponding waivers) under those agreements similar to those described with respect to our previous delinquent filings of Forms 10-Q. See Note 2, “Defaults under Debt Agreements.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective September 21, 2005, Deloitte & Touche LLP (“Deloitte”) resigned as the Company’s independent registered public accounting firm.
The report of Deloitte on the consolidated financial statements of the Company as of and for the fiscal years ended January 30, 2005 and February 1, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report contained an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” on February 3, 2003.
During the fiscal years ended January 30, 2005 and February 1, 2004, and through September 21, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have required Deloitte to make reference to the subject matter of such disagreements in connection with its report.
During the fiscal years ended January 30, 2005 and February 1, 2004 and through September 21, 2005, there have been no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except for the deficiencies in internal controls over the accounting for income taxes and our Mexican subsidiary as disclosed in our Annual Report on Form 10-K for the year ended January 30, 2005. The lack of controls over the accounting for the Mexican subsidiary caused the Company to restate its consolidated financial statements for the years ended February 1, 2004 and February 2, 2003. As noted in paragraph 2 above, the report of Deloitte on the consolidated financial statements of the Company as of and for the fiscal years ended January 30, 2005 and February 1, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that such report contained an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” on February 3, 2003.
Effective December 12, 2005, the Board of Directors of the Registrant retained Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 29, 2006.
During the Registrant’s two most recent fiscal years and subsequent interim period through December 12, 2005, the Company did not consult Eisner LLP on any matters regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements by Eisner LLP, and neither a written report or oral advice was provided that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as disclosed below.
     (b) Internal control over financial reporting. We identified a deficiency in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) of our Mexican subsidiary during fiscal 2004. During fiscal 2004, we became aware of a tax claim for amounts due to SAT, the Mexican tax authority, from our Mexican subsidiary. We conducted a preliminary investigation of this matter and subsequently engaged law firms in Mexico and the U.S. to assist in negotiating a settlement with SAT and an independent accounting firm (other than our independent registered public accounting firm) to perform forensic accounting work. We subsequently settled this claim for $1.9 million.
     As a result of our investigation, we dismissed several employees who we suspect may have been engaged in fraudulent activities and hired new employees to replace those employees. Additionally, we discovered errors in the financial statements provided to us each period beginning in 1997 through the third quarter of fiscal 2004 by our Mexico accounting department. As a result, we restated our historical financial statements. Such adjustments have been reflected as a restatement in our annual financial statements filed herein as of and for the years ended February 1, 2004 and February 2, 2003. We also implemented a process to review and validate the controls and procedures in place, including but not limited to approval of expenses, treasury management policies for cash handling, and review of bank reconciliations and tax filings. This process is performed by U.S.-based personnel in conjunction with our Mexican operations senior management team.
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
     Subsequent to the year ended January 29, 2006 and the fiscal periods presented in this Annual Report on Form 10-K, the Company’s Senior Vice President, Interim Chief Financial Officer and Controller; Vice President, Tax; Vice President, Manufacturing Controller and Vice President Financial Controller; resigned from their positions with the Company. The Chief Financial Officer role is being performed by Bob Wren, Executive Vice President and General Counsel of the Company. The remaining positions have been filled by hires outside the Company except for the Manufacturing Controller, whose responsibilities have been spread among other employees. Management acknowledges that the Company-specific knowledge associated with the individuals who left, provided a significant level of internal control due to the significant manual intervention required by the underlying accounting systems, but believes the hires and interim appointments, discussed above, mitigate the risk of a material misstatement in financial reporting.
     Additionally, in the fourth quarter of fiscal 2005, the Company’s two outside Directors resigned from the Board. Currently, the entire Board is performing the functions of the Audit Committee.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors
     The members of our Board of Directors are as follows:

Name	Age	Affiliation
Terry J. Blumer	47	Jupiter Partners
R. David Alexander	48	PCA
John F. Klein	43	Jupiter Partners
Eric A. Scheuermann	40	Jupiter Partners
John A. Sprague	53	Jupiter Partners
     Terry J. Blumer has served as a director since August 1998. He co-founded the predecessor to Jupiter Partners in 1994. Prior to that, he was associated with Goldman, Sachs & Co. for over eight years, most recently as an Executive Director. Mr. Blumer currently serves as an Investment Manager for Jupiter Partners.
     R. David Alexander was named as the Company’s new Chairman, President and Chief Executive Officer on November 4, 2005. Mr. Alexander’s prior business experience is described below under “Executive Officers of Registrant.”
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
     During fiscal 2005 the Company’s two outside directors Mr. Frederic Roberts and Ms. Bridgette Heller resigned from the board. The board has not sought replacement for these outside Directors.
     Each director serves for a term of one year. Directors hold office until the annual meeting of stockholders and until their successors have been duly elected and qualified.
Executive Officers of Registrant
     Our executive officers are as follows:

Name	Age	Positions and Offices
R. David Alexander	48	President, Chief Executive Officer and Chairman of the Board
James O. Mattox	53	Executive Vice President, Operations
J. Robert Wren, Jr.	59	Executive Vice President, General Counsel and Secretary, Interim Chief Financial Officer
Rickey Pickett	43	Chief Information Officer
Todd J. Fine	37	Senior Vice President, U.S. Wal-Mart Operations
     Mr. Alexander has served as our President, Chief Executive Officer and Chairman of the Board since November 2005. Prior to that time, Mr. Alexander served in various executive positions with Family Dollar Stores, Inc. from August 1995 to August 2005. Mr. Alexander served as Family Dollar’s President and Chief Operating Officer from January 2003 to August 2005, Executive Vice President and Chief Operating Officer from August 2000 to January 2003, Executive Vice President-Supply Chain and Real Estate from October 1999 to August 2000, Senior Vice President-Distribution and Logistics from September 1997 to October 1999 and Senior Vice President-Distribution and Transportation from August 1995 to September 1997.
     Mr. Mattox serves as Executive Vice President of Operations. He is responsible for managing our operations at Wal-Mart, and institutional operations in the United States. He joined us in 1997 as Senior Vice President of Operations with our acquisition of American Studios. Mr. Mattox was instrumental in building the Wal-Mart relationship at American Studios from 1993 to 1997, where he served most recently as Senior Vice President of Operations. From 1977 to 1993, Mr. Mattox served in various sales management roles with American Studios, including Senior Vice President of Operations. Mr. Mattox is a graduate of Western Carolina University.
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
     Mr. Pickett serves as our Chief Information Officer. He became Chief Information Officer in May 2005 after serving over 20 years in information technology and provides strategic vision to the executive officers of the Company. Mr. Pickett joined us in April 2002 having served most recently as Vice President of Corporate Information Systems. In 2000-2001 he was a Manager of Information Services for FFWD and a Senior Consultant for Titan Technologies. He has been instrumental in transforming mission critical manufacturing and corporate systems. Mr. Pickett received a degree in Business Administration from the University of North Carolina at Charlotte, graduating with honors.

     Mr. Fine joined us as Senior Vice President of U.S. Wal-Mart Operations on March 8, 2004. He is responsible for five of our seven divisions representing approximately 75% of our U.S. Wal-Mart operations. Prior to joining us, Mr. Fine was Director of Store Operations for Kinkos/Commercial Sales for approximately one year. Prior to that he served for three years as Director of Sales and Operations for The Limited, Inc. and as Head of Stores for Emerging Vision (formerly Sterling Optical) for approximately one and a half years.
     Executive officers are appointed by our Board of Directors and serve at the discretion of the Board.
Committees of Our Board
     Audit committee. With the resignation of Mr. Roberts and Ms. Heller from our Board of Directors in fiscal 2005, we have no outside Directors on our Board who satisfy the independence requirements of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The audit functions are fulfilled by members of the Board without the formation or use of a committee. The Board has authority over the engagement of, the approval of services provided by and the independence of, our auditors. In addition, they review our financial statements and the results of each external audit. The Board reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Board also oversees our compliance program. Our board of directors believes its members have sufficient financial knowledge, experience and sophistication to comprehend and critically analyze the company’s financial statements, the audit thereof and discharge an audit committee’s responsibilities and accordingly, has determined that identifying a financial expert is unnecessary at this time.

     Compensation committee. The entire Board except for A. David Alexander serve as members of our Compensation Committee. The Compensation Committee reviews and approves our employee benefit plans and administers our executive compensation plans. The compensation committee
-	reviews and approves corporate goals and objectives relevant to the compensation of our executive officers;

-	evaluates the performance of our executive officers; and

-	sets the compensation level of our officers based on its evaluation.
Code of Ethics
     We have adopted a code of ethics that applies to all officers and employees of Portrait Corporation of America, Inc. and its subsidiaries. The code of ethics will be provided to anyone requesting a copy, by email to bwren@pcaintl.com or by phone at 704-847-8011 extension 2460.

ITEM 11. EXECUTIVE COMPENSATION
     The following provides compensation information for our chief executive officer, each of our four most highly compensated executive officers who were serving as executive officers at the end of fiscal 2005 (we refer to as the persons named in the table as the “named executive officers”) and our former CEO:
Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
					Securities
				Other Annual	Underlying	All Other
	Fiscal			Compensation	Options	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	(#)	($)
R. David Alexander (11/5/05-1/29/06)	2005	108,333			188,000	135	(2)
President, Chief Executive
Officer and Chairman

Barry J. Feld (1/31/05-10/21/05) (3)	2005	289,744	—	(1)	—	11,237	(2)
President, Chief Executive	2004	400,000	—	(1)	—	5,090	(2)
Officer and Chairman	2003	400,000	145,000	(1)	—	1,658	(2)

James O. Mattox	2005	241,000	—	(1)	—	1,027	(2)
Executive Vice President,	2004	241,000	—	(1)	—	1,524	(2)
Operations	2003	241,000	35,000	(1)	2,000	1,524	(2)

J. Robert Wren, Jr.	2005	260,000	—	(1)	—	2,090	(2)
Executive Vice President,	2004	260,000	—	(1)	—	3,096	(2)
General Counsel and	2003	260,000	7,500	(1)	—	3,096	(2)
Secretary

Donald Norsworthy (1/31/05-9/21/05) (3)	2005	150,340				96,473	(2)
Executive Vice President, Chief	2004	235,000				3,245	(2)
Financial Officer and Treasurer	2003	204,936	80,000		10,000	549	(2)

Todd J. Fine (3/8/04 — 1/29/06)	2005	196,667		(1)	15,000	215	(2)
Senior Vice President U.S.
Wal-Mart Operations	2004	135,385				3,014	(2)

Rickey Pickett (5/05 — 1/29/06)	2005	143,750		(1)		155	(2)
Chief Information Officer

(1)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of “Salary” and “Bonus.”

(2)	Includes amounts received as group term life insurance and key person life insurance benefits. Mr. Feld received vacation pay, and Mr. Norsworthy received separation pay and vacation pay.

(3)	Mr. Feld resigned from the Company effective October 21, 2005 and Mr. Norsworthy resigned effective September 21, 2005..

Option Grants During 2005
     The following table sets forth information with respect to options granted during the fiscal 2005 to the named executive officers.

Individual Grants
% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees in	Exercise or		Grant Date
	Options	Fiscal Year	Base Price	Expiration	Present
Name	Granted(#)(1)	(%)	($/Sh)	Date	Value(2)
R. David Alexander	125,000	54.1%	$8.00	11/15/13	$0
	63,000	27.3%	$26.50	11/15/13	$0
Barry J. Feld	—	—	—	—	—
James O. Mattox	—	—	—	—	—
J. Robert Wren, Jr.	—	—	—	—	—
Todd J. Fine	15,000	6.5%	$30.00	4/28/13	$0
Rickey Pickett	—	—	—	—	—
Donald Norsworthy	—	—	—	—	—

(1)	These options vest in four equal installments on each succeeding anniversary of the grant date.

(2)	The present date grant value of these options was determined to be $0 based on a Black-Scholes valuation performed by the Company. (For assumptions used see Note 12, “Stock Options and Warrants” under the Notes to Consolidated Financial Statements contained herein).
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table sets forth certain information with respect to options held by the named executive officers at the end of fiscal 2005. Values of unexercised in-the-money options at the end of fiscal 2005 are not provided since the common stock of our company is not traded publicly and therefore a market value based on sales or bid and asked prices is not determinable. No options were exercised in fiscal 2005.

Number of Securities Underlying
Unexercised Options Held at
Fiscal Year End Exercisable/
Name	Un-exercisable (#)
R. David Alexander	0/188,000
Barry J. Feld	85,000/0
James O. Mattox	32,900/2,200
J. Robert Wren, Jr.	28,400/0
Todd J. Fine	0/15,000
Employment and Severance Arrangements

     Mr. Alexander and the Company entered into a letter agreement (“Agreement”), dated November 2, 2005, that sets forth certain terms regarding his employment. Mr. Alexander will serve as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. His employment is on an “at will” basis. His annual base salary is $500,000 per year (pro-rated for the first year), subject to annual review and increase as deemed appropriate by the Board of Directors.
     For years beyond the remainder of fiscal 2005, Mr. Alexander will be eligible to receive a bonus of 60% of base salary based upon 100% achievement of defined performance goals, plus an additional bonus of 5% of base salary for every $1.0 million by which Company EBITDA exceeds the maximum budgeted EBITDA performance goal. Although performance goals will be set in advance for each year based on budgeting and financial benchmarks and strategic objectives, the Company anticipates that at least 75% of Mr. Alexander’s bonus will be based on the achievement of budgeted EBITDA goals. Because Mr. Alexander was not involved in developing the Company’s budget for fiscal 2005 and has served for only a portion of this fiscal year, his first year bonus is a pro rated amount equivalent to $10,000 per month.
     Mr. Alexander was granted options to purchase 188,000 shares, or approximately 4.50%, of the Company’s common stock. The terms of these options are governed by the Company’s Stock Option Plan and, except as described below will vest in four equal annual installments. Of these options, 125,000 will be granted at an exercise price of $8.00 per share, and the remaining 63,000 will be granted at an exercise price of $26.50 per share. All options will vest upon a change in control event (which does not include an initial public offering of the Company), and must be exercised prior to or simultaneous with the change in control transaction. The options will have an eight year exercise term, unless no liquidity event has occurred during that time, in which case the option terms will be extended to the later of 60 days following an initial liquidity event or 60 days following the next liquidity event if Mr. Alexander is restricted by law or any shareholders’ agreement from exercising options in connection with the initial liquidity event. Mr. Alexander’s options are subject to customary drag-along and tag-along provisions vis-à-vis Jupiter Partners II L.P., that will permit, or require, one party to sell proportional amounts of its stock in sale transactions initiated by the other.
     Mr. Alexander’s unvested options may be cancelled by the Company in the event of Mr. Alexander’s death, disability, termination without cause or resignation. In the event of Mr. Alexander’s termination for cause, the Company may cancel all of his options, whether vested or unvested. In the event Mr. Alexander resigns, the time frame in which he must exercise his options will be shortened to 60 days following his resignation.
     In the event Mr. Alexander’s employment is terminated other than for cause or because of his failure to accept comparable employment with any successor employer following a sale of the Company, he is entitled to receive the following termination payments: (1) 12 months of his then base salary (payable over 12 months), if the termination occurs within 12 months of the commencement of his employment; (2) 75% of his then base salary (payable over 9 months), if the termination occurs between 12 months and 36 months of the commencement of his employment; and (3) 50% of his then base salary (payable over 6 months), if the termination occurs following 36 months after the commencement of his employment. These payments will be conditioned on Mr. Alexander’s execution of a full release and non-competition agreement covering the periods during which he will receive these payments.
     Mr. Feld’s resignation from the Company became effective October 21, 2005. Mr. Feld was granted a five year extension in which to exercise options for 85,000 shares at $8.00 per share. He has no other agreements with the Company. Mr. Mattox entered into an employment agreement with us effective as of January 28, 1997 for a term of one year, and providing for certain compensation and benefits beyond the term of the agreement. Certain portions of this agreement remain in effect. In the event we terminate Mr. Mattox’s employment other than for cause or we do not offer employment to Mr. Mattox at the end of the term or thereafter upon the same or better terms, or Mr. Mattox chooses to terminate his employment voluntarily, Mr. Mattox will be paid a lump-sum severance benefit equal to $70,000 paid within 15 days following such termination, plus an additional $125,000 paid in 12 equal monthly installments. In the event of a termination for cause, Mr. Mattox will receive a lump sum severance benefit of $70,000.
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
Management Stock Option Plan
     We adopted the PCA International, Inc. Stock Option Plan, effective as of August 25, 1998. The purpose of the 1998 Option Plan is to provide for certain of our officers, directors and key personnel and certain of our affiliates an equity-based incentive to maintain and to enhance our performance and profitability. In addition, we maintain the 1996 Omnibus Long-Term Compensation Plan, under which options to purchase 107,100 shares of our common stock remain outstanding as of January 29, 2006. Options under this plan are exercisable at $8.00 per share, and as of February 2, 2003, except for Mr. Alexander’s options, all the outstanding options are 100% vested, but remain subject to the terms and conditions of the 1996 Omnibus Long-Term Compensation Plan.
     The 1998 Option Plan authorizes the grant to participants of options to purchase up to 555,000 shares of common stock, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of changes in our capitalization. In addition, our Board of Directors authorized options to purchase up to an additional 100,000 shares of our common stock at an exercise price of $30.00 per share for newly hired employees, promoted employees and in recognition of outstanding employee performance. Of the 655,000 options available for award, 2,450 have been exercised and are no longer available for issuance or re-issuance. Such options have been or will be granted under terms consistent with the 1998 Stock Option Plan. Option awards under the 1998 Option Plan may be either “qualified,” which include those options that satisfy the requirements of Section 422 of the Internal Revenue Code for incentive stock options, or “nonqualified,” which include those options that are not intended to satisfy the requirements of Section 422 of the Internal Revenue Code.
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
     As of the date of a change of control as set forth in the 1998 Option Plan, any un-exercisable portion of any option granted under the 1998 Option Plan will be deemed exercisable immediately prior to such change of control, and any previously un-exercisable portion of any option not exercised prior to such change of control will be canceled.
     In addition, unless an individual stock option agreement provides otherwise, our 1998 Option Plan provides that if a grantee violates any non-competition or confidentiality provision of our 1998 Option Plan or otherwise in effect between the grantee and us, all options, whether or not exercisable shall automatically terminate. Our 1998 Option Plan contains specific non-compete and confidentiality provisions that prohibit grantees from participating in our line of business, interfering with our business relationships, disclosing our confidential information, and, until one year after termination of the grantee’s employment, soliciting our employees.
     The 1998 Option Plan has a term of eight years. Our board may at any time amend, suspend or discontinue our 1998 Option Plan. No amendment, suspension or discontinuation will impair the rights of any grantee of any award without the consent of the grantee.
Compensation of Directors
     Bridgette P. Heller and Fredric M. Roberts, our former non-employee, non-Jupiter Partners directors, received $5,000 for each meeting of our Board of Directors and lesser amounts for participating in any other matters upon request. Ms. Heller and Mr. Roberts do not receive compensation for committee participation. In addition, all reasonable expenses incurred by directors in connection with their service on our Board of Directors were reimbursed by us. See “Item 13., for payments made to John Klein a Director.
Compensation Committee Interlocks and Insider Participation
     Bridgette P. Heller (prior to her resignation from the board on October 19, 2005) and John F. Klein had been the members of the compensation committee of our Board of Directors since May 16, 2000. Since that time the Board, except for David Alexander, is performing the functions of the compensation committee. Any disagreement and subsequent tie vote were resolved by presenting the matter to the entire Board of Directors.
     Mr. Klein is a partner of Jupiter Partners, which entered into a stockholders agreement and a registration rights agreement with us pursuant to our recapitalization. The terms of the above referenced agreements are more fully described under “Item 13. Certain Relationships and Related Party Transactions.” Neither Ms. Heller nor Mr. Klein is a current or former officer of our company or any of our subsidiaries or has any relationship with our company or any of its subsidiaries other than as set forth in the previous sentence and those disclosed under "—Compensation of Directors.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of June 12, 2006, certain information regarding the beneficial ownership of our common stock by (1) each person who beneficially owns more than 5% of the outstanding shares of our common stock, (2) each named executive officer, (3) each of our directors and (4) all of our directors and executive officers as a group:

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner(s)	Beneficial Ownership(1)		Class
Jupiter Partners II L.P. and Ganymede II LLC (2)	3,832,812	(3)	91.9%
Terry J. Blumer	3,832,812	(4)	91.9%
Barry J. Feld	86,334	(5)	3.6%
John F. Klein	3,832,812	(4)	91.9%
Eric F. Scheuermann	3,832,812	(4)	91.9%
John A. Sprague	3,832,812	(4)	91.9%
Bank of America Corporation	152,490	(6)	6.2%
Joseph H. Reich	115,405		5.0%
James O. Mattox	39,940	(5) (7)	1.7%
J. Robert Wren, Jr.	46,066	(5) (8)	2.0%
All executive officers and directors as a group (9 persons)	3,918,818	(5)	93.7%

*	Less than 1%

(1)	Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power, including power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Except as otherwise set forth below, each beneficial owner exercises sole voting and sole investment power over the shares indicated. All shares of common stock issued upon conversion of currently convertible preferred stock or preferred stock convertible within 60 days after the date set forth above or subject to options that are currently exercisable or exercisable within 60 days after the date set forth above are deemed to be beneficially owned by the holders of such preferred stock or options. For the purpose of calculating each holder’s or the executive officers and directors as a group percentage of the class, no shares of common stock issued upon conversion of such convertible preferred stock or subject to such options are deemed to be outstanding other than shares of common stock issued upon conversion of such convertible preferred stock or subject to options held by such holder or members of such group.

(2)	Ganymede II LLC is the general partner of Jupiter Partners II L.P. The address for Jupiter Partners II L.P., Ganymede II LLC and Messrs. Blumer, Klein, Scheuermann and Sprague is 12 East 49th Street, 36th Floor, New York, New York 10017.

(3)	Includes 1,875,000 shares of common stock that will be issued upon conversion of shares of Series A preferred stock.

(4)	Represents shares of common stock beneficially owned by Jupiter Partners II L.P. Messrs. Blumer, Scheuermann, Sprague and Klein exercise investment and voting power over the shares beneficially owned by Jupiter Partners II L.P. Each of Messrs. Blumer, Sprague, Scheuermann and Klein disclaim beneficial ownership of all common stock owned by Jupiter Partners II L.P., except to the extent of their respective beneficial ownership interests in Jupiter Partners II L.P.

(5)	The numbers and percentages of shares shown in the table above include stock options covering common stock exercisable and preferred stock convertible into common stock within 60 days of the date set forth above as follows: Mr. Blumer—1,875,000; Mr. Klein—1,875,000; Mr. Mattox—32,900; Mr. Scheuermann—1,875,000; Mr. Sprague—1,875,000; and Mr. Wren—28,400; and all executive officers and directors as a group (including such individuals)—1,936,300. Such persons and members of such group disclaim any beneficial ownership of the shares subject to such options.

(6)	Represents shares of common stock that are to be issued upon the exercise of outstanding warrants held by a subsidiary of Bank of America Corporation. The address for Bank of America Corporation is 100 North Tryon Street, Charlotte, North Carolina 28255.

(7)	Includes 300 shares owned by Mr. Mattox’s children.

(8)	Includes 15,000 shares of common stock owned by a partnership of which Mr. Wren is a general partner.

Equity Compensation Plan Information
     The following table gives information about the Company’s stock option plan, warrants and rights as of January 29, 2006:

(c)
Number of
securities available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,065,735	$ 11.34	87,650
Equity compensation plans not approved by security holders	—	—	—

Total	1,065,735	$ 11.34	87,650

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During fiscal 2005, we paid to John Klein, a partner with Jupiter Partners $150,000 for services rendered on behalf of the Company, additionally, during fiscal 2005, 2004 and 2003, we reimbursed Jupiter Partners for certain expenses incurred by Jupiter Partners on our behalf in the amounts of approximately $225,000, $31,000 and $6,000 respectively.
     In 1999, we issued to Jupiter Partners 15,000 shares of its Series A redeemable convertible preferred stock for net cash proceeds of $14.9 million. The preferred stock is convertible into our common stock at any time at the option of the holder until April 30, 2011. Holders of our Series A redeemable convertible preferred stock have the right to elect one director to our Board of Directors. By virtue of its controlling interest in our common stock, Jupiter Partners also has the right to determine the outcome of any other election of directors.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. The aggregate fees billed to us by our predecessor independent auditors, Deloitte & Touche, LLP (“Deloitte”) for professional services rendered in connection with the review of our statements included in our Quarterly Reports on Form 10-Q during fiscal 2005 totaled approximately $40,000. The aggregate fees billed to us by our registered independent auditors, Eisner, LLP for professional services rendered in connection with the audit of our financial statements included in this Annual Report on Form 10-K for fiscal 2005, and for review of our statements included in our Quarterly Report on Form 10-Q for our third quarter ending October 30, 2005, totaled approximately $550,000. The aggregate fees billed to us by Deloitte for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for fiscal 2004, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2004, totaled approximately $673,000.
     Audit-Related Fees. Eisner has billed us no aggregate additional fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above. The aggregate fees billed to us by Deloitte for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $480,000 for fiscal 2004. The Deloitte fees in fiscal 2004 are related to the audit of our operating subsidiary, PCA LLC, procedures performed in connection with a Rule 144A debt offering by PCA LLC, planning in connection with Sarbanes-Oxley Act of 2002 compliance, and the audit of our 401(k) benefit plan.
     Tax Fees. The aggregate fees billed to us by PriceWaterhouseCoopers and Deloitte for professional services rendered for tax compliance totaled approximately $175,000 and $163,000 for fiscal 2005 and 2004, respectively. These services included preparation of our foreign tax returns and review of our domestic tax compliance information.
     All Other Fees. None.
     To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands Portrait Corporation of America, Inc.’s existing policy preventing Portrait Corporation of America, Inc.’s independent auditors from providing services to Portrait Corporation of America, Inc. that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Portrait Corporation of America, Inc. that have been pre-approved by the Audit Committee. All services provided to us by the independent auditors in fiscal 2005 were pre-approved by our Audit Committee and/or the Board of Directors functioning in such capacity.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a)
1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements in Part II, Item 8, are filed as part of this report.

2.	Schedule

The Schedule, Valuation and Qualifying Accounts, provided below is filed as part of this report.

3.	Exhibits

See the Exhibit Index to Exhibits filed with this report. As noted, the exhibits are filed with or incorporated by reference in this report.

PORTRAIT CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Tax
		Valuation
	Balance	Allowance		Decrease in
	at	Charged to	Charged to	Tax	Balance
	Beginning	Income Tax	Other	Valuation	at End of
Description	of Period	Provision	Accounts	Allowance	Period
Year ended January 29, 2006 income tax valuation allowance	$17,425	$11,074	$—	$—	$28,499
Year ended January 30, 2005 income tax valuation allowance	$77	$17,348	$—	$—	$17,425
Year ended February 1, 2004 income tax valuation allowance	$77	$—	$—	$—	$77

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2006.

PORTRAIT CORPORATION OF AMERICA, INC.

By:	/s/ R. David Alexander

R. David Alexander
President, Chief Executive Officer and
Chairman of the Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. David Alexander R. David Alexander	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	June 20, 2006

/s/ James Robert Wren, Jr. James Robert Wren, Jr.	Executive Vice President, General Counsel, Interim Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	June 20, 2006

/s/ Terry J. Blumer	Director	June 20, 2006
Terry J. Blumer

/s/ John F. Klein	Director	June 20, 2006
John F. Klein

/s/ Eric F. Scheuermann	Director	June 20, 2006
Eric F. Scheuermann

/s/ John A. Sprague	Director	June 20, 2006
John A. Sprague

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

3.1
Certificate of Incorporation of Portrait Corporation of America, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

3.2	By-laws of Portrait Corporation of America, Inc. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

3.3
Certificate of the Powers, Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock of Portrait Corporation of America, Inc. (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

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
4.8
Waiver, dated as of July 15, 2005, with respect to the Purchase Agreement, among Portrait Corporation of America, Inc. (formerly PCA International, Inc.), GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

4.9
Waiver, dated as of July 15, 2005, with respect to the Purchase Agreement, among PCA LLC, the guarantors named therein, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

4.10
The First Amendment, dated as of July 15, 2005, with respect to the Purchase Agreement among Portrait Corporation of America, Inc. (formerly PCA International, Inc.), GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

4.11
The First Amendment, dated as of July 15, 2005, with respect to the Purchase Agreement among PCA LLC, the guarantors named therein, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., dated as of June 27, 2002 (incorporated by reference to Exhibit 4.11 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

4.12
Indenture, dated as of July 15, 2005, among PCA LLC and PCA Finance Corp., the Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

4.13
Form of 14% Senior Secured Note due 2009 of PCA LLC and PCA Finance Corp. (incorporated by reference to Exhibit A to Exhibit 4.12 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8552)).

4.14
Security Agreement, dated as of July 15, 2005, among the Grantors listed on the signature pages thereto and those additional entities that thereafter become parties thereto and The Bank of New York Trust Company, N.A., in its capacity as collateral agent for the trustee and the noteholders (incorporated by reference to Exhibit 4.14 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.1
The Credit Agreement, dated as of July 15, 2005, among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders, PCA LLC, each of PCA LLC’s subsidiaries identified on the signature pages thereto and Portrait Corporation of America, Inc. (formerly PCA International, Inc.) (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.2
Third Amendment to Credit Agreement, Waiver, Consent and Forbearance Agreement, dated as of June 20, 2006, among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders, PCA LLC, and each of PCA LLC’s subsidiaries identified on the signature pages thereto (filed herewith).

10.3
The General Continuing Guaranty, dated as of July 15, 2005, among the persons listed on the signature pages thereto under the caption “Guarantors” and any additional entities acceding thereto, in favor of Wells Fargo Foothill, Inc., as arranger and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.4
The Security Agreement, dated as of July 15, 2005, among the Grantors listed on the signature pages thereto and those additional entities that thereafter become parties thereto and Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Lender Group and the Bank Product Providers (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.5
AGFA/PCA 2002 Sales Contract, dated as of February 4, 2002, between Agfa Corporation and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.3 to the Registration

Exhibit
Number	Description
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

10.7	Amendment No. 2, dated as of June 28, 2002, to the AGFA/PCA 2002 Sales Contract (filed herewith).

10.8
Letter Agreement, dated as of June 15, 2005, between Agfa Photo USA Corporation and Portrait Corporation of America, Inc., amending the AGFA/PCA 2002 Sales Contract (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.9	Subordination Agreement dated as of July 15, 2005 between Wells Fargo Foothill, Inc. and Agfa (filed herewith).

10.10	Amendment No. 3, dated as of September 28, 2005, to the AGFA/PCA 2002 Sales Contract (portions of this exhibit have been omitted and filed separately with the Commission) (filed herewith).

10.11	Amendment No. 4, dated as of October 17, 2005, to AGFA/PCA 2002 Sales Contract (filed herewith).

10.12
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

10.14
Amendment No. 1 to Wal-Mart Master License Agreement, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.15
Amendment Number 2 to Wal-Mart Master In-Store license, dated June 24, 2004, between Wal-Mart Stores, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Portrait Corporation of America, Inc. filed September 14, 2004 (file number 0-08550)).

10.16
License Agreement, dated as of February 9, 1996, between Wal-Mart Canada, Inc. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.17
Amended and Restated License Agreement as of January 1, 2006, between Wal-Mart Canada, Corp. and PCA International, Inc. (portions of this exhibit have been omitted and filed separately with the Commission) (filed herewith).

10.18+
1998 Stock Option Plan of PCA International, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.19+
Form of Stock Option Agreement relating to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

_________________
+ Management Contract or other compensatory plan required to be filed under Item 15(b) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

Exhibit
Number	Description
10.20+
1996 Omnibus Long-Term Compensation Plan of PCA International, Inc. (incorporated herein by reference to Exhibit 10(j) to the Quarterly Report on Form 10-Q of PCA International, Inc. for the quarter ended April 28, 1996 (SEC file number 0-8550)).

10.21
Purchase Agreement, dated as of June 20, 2002, among PCA LLC, PCA Finance Corp., the Guarantors party thereto, and Goldman, Sachs & Co. and Banc of America Securities LLC as initial purchasers (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.22+
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

10.26
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

10.30
Registration Rights Agreement, dated as of June 27, 2002, among PCA International, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.31+	Employment and Non-Compete Agreement, dated as of January 28, 1997, between J. Robert
_________________
+ Management Contract or other compensatory plan required to be filed under Item 15(b) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

Exhibit
Number	Description

Wren, Jr. and PCA International, Inc. (incorporated herein by reference to Exhibit 10(n) to the Annual Report on Form 10-K of PCA International, Inc. for the year ended February 2, 1997 (SEC file number 0-8550)).

10.32+
Employment and Non-Compete Agreement, dated as of January, 1997, between James O. Mattox and PCA International, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on August 23, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.33+
PCA Employment Agreement, dated March 8, 2004, between PCA International, Inc. and all of its subsidiaries and Todd J. Fine (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.34+
PCA Employment Agreement, dated November 2, 2005, between PCA International, Inc. and all of its subsidiaries and R. David Alexander (portions of this exhibit have been omitted and filed separately with the Commission) (filed herewith).

10.35
ISDA Master Agreement, dated as of January 27, 1997, between National Bank, N.A. and PCA International, Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.36
Extension Agreement, dated as of March 31, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.37
Extension Agreement, dated as of April 4, 2002, among Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 filed by PCA LLC and PCA Finance Corp. on October 22, 2002 (File No. 333-98653; No. 333-98653-01 to 333-98653-07)).

10.38
License Amending Agreement, dated February 7, 2003, between Wal-Mart Canada Corp., PCA Photo Corporation of Canada, Inc. and PCA International, Inc. (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.39
Letter Agreement, dated January 29, 2004, of PCA International, Inc. and PCA Photo Corporation of Canada, Inc. (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended January 30, 2005 (SEC file number 0-8550)).

10.40
Professional Lab Sales Agreement beginning January 1, 2006 between Eastman Kodak Company and PCA LLC (portions of this exhibit have been omitted and filed separately with the Commission) (filed herewith).

10.41	Supply Agreement dated December 2, 2005, between Fuji Photo Film U.S.A., Inc. and PCA LLC (portions of this exhibit have been omitted and filed separately with the Commission) (filed herewith).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of Portrait Corporation of America, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 (filed herewith).
_________________
+ Management Contract or other compensatory plan required to be filed under Item 15(b) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.